Form 10-Q
period 2022-03-31
HPS Corporate Lending Fund
filed 2022-05-16
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01431
________________________________________________________________________________________________
HPS Corporate Lending Fund
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________

Delaware	87-6391045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, 33rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 287-4900
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES      NO
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES      NO
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES      NO  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 13, 2022 was 0, 7,559,029, 17,236,214, and 32,570,923 of Class S, Class D, Class I and Class F common shares, respectively. Common shares outstanding exclude May 1, 2022 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our current and expected financing arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•changes in the general interest rate environment, including the decommissioning of the London InterBank Offered Rate (“LIBOR”);
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with HPS Investment Partners, LLC (the “Adviser”) or any of its affiliates;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•the availability of credit and/or our ability to access the capital markets;
•our use of financial leverage;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of new or amended legislation or regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,274,126 and $0 at March 31, 2022 and December 31, 2021, respectively)	$1,270,969	$—
Cash and cash equivalents	539,828	3
Interest receivable	8,565	—
Deferred financing costs	5,180	—
Deferred offering costs	1,808	—
Unrealized appreciation on foreign currency forward contracts	18	—
Receivable for investments sold	316	—
Total assets	$1,826,684	$3
LIABILITIES
Debt	$235,624	$—
Payable for investments purchased	168,365	—
Subscriptions received in advance	500,310	—
Interest payable	1,169	—
Due to affiliates	1,778	—
Distribution payable (Note 9)	5,332	—
Accrued expenses and other liabilities	520	—
Total liabilities	913,098	—
Commitments and contingencies (Note 8)
NET ASSETS
Common shares, $0.01 par value (36,418,287 and 100 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	364	—
Additional paid in capital	911,691	3
Distributable earnings (loss)	1,531	—
Total net assets	913,586	3
Total liabilities and net assets	$1,826,684	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
NET ASSET VALUE PER SHARE	(Unaudited)
Class D Shares:
Net assets	$117,937	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,701,433	—
Net asset value per share	$25.09	$—
Class I Shares:
Net assets	$269,356	$3
Common shares outstanding ($0.01 par value, unlimited shares authorized)	10,737,258	100
Net asset value per share	$25.09	$25.00
Class F Shares:
Net assets	$526,293	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	20,979,596	—
Net asset value per share	$25.09	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statement of Operations
(in thousands)
(Unaudited)

Three Months Ended March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,438
Payment-in-kind interest income	617
Other income	114
Total investment income	18,169
Expenses:
Interest expense	5,750
Management fees	1,425
Income based incentive fee	1,016
Distribution and shareholder servicing fees
Class D	31
Class F	331
Professional fees	412
Board of Trustees’ fees	138
Administrative service expenses (Note 3)	214
Other general & administrative	551
Amortization of offering costs	353
Total expenses	10,221
Expense support (Note 3)	(2,827)
Reimbursable expenses previously borne by Adviser (Note 3)	1,196
Distribution and shareholder servicing fees waived (Note 3)	(362)
Management fees waived (Note 3)	(1,425)
Incentive fees waived (Note 3)	(1,016)
Net expenses	5,787
Net investment income	12,382
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	17
Foreign currency transactions	284
Net realized gain (loss)	301
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,156)
Foreign currency forward contracts	18
Translation of assets and liabilities in foreign currencies	86
Net change in unrealized appreciation (depreciation)	(3,052)
Net realized and unrealized gain (loss)	(2,751)
Net increase (decrease) in net assets resulting from operations	$9,631
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

Three Months Ended March 31, 2022
Increase (decrease) in net assets from operations:
Net investment income	$12,382
Net realized gain (loss)	301
Net change in unrealized appreciation (depreciation)	(3,052)
Net increase (decrease) in net assets resulting from operations	9,631
Distributions to common shareholders:
Class D	(860)
Class I	(2,530)
Class F	(4,710)
Net decrease in net assets resulting from distributions	(8,100)
Share transactions:
Class D:
Proceeds from shares sold	117,825
Distributions reinvested	54
Net increase (decrease) from share transactions	117,879
Class I:
Proceeds from shares sold	268,044
Distributions reinvested	751
Net increase (decrease) from share transactions	268,795
Class F:
Proceeds from shares sold	524,684
Distributions reinvested	694
Net increase (decrease) from share transactions	525,378
Total increase (decrease) in net assets	913,583
Net assets, beginning of period	3
Net assets, end of period	$913,586
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Three Months Ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,631
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	3,156
Net realized (gain) loss on investments	(17)
Net realized (gain) loss on foreign currency forward contracts	(18)
Net accretion of discount and amortization of premium, net	(817)
Amortization of deferred financing costs	156
Amortization of offering costs	353
Payment-in-kind interest capitalized	(607)
Purchases of investments	(1,287,234)
Proceeds from sale of investments and principal repayments	14,550
Changes in operating assets and liabilities:
Interest receivable	(8,565)
Receivable for investments sold	(316)
Payable for investments purchased	168,365
Due to affiliates	1,778
Interest payable	1,169
Accrued expenses and other liabilities	520
Net cash provided by (used in) operating activities	(1,097,896)
Cash flows from financing activities:
Borrowings of debt	450,624
Repayments of debt	(215,000)
Deferred financing costs paid	(5,337)
Deferred offering costs paid	(2,161)
Proceeds from issuance of common shares	910,553
Subscriptions received in advance	500,310
Dividends paid in cash	(1,268)
Net cash provided by (used in) financing activities	1,637,721
Net increase (decrease) in cash and cash equivalents	539,825
Cash and cash equivalents, beginning of period	3
Cash and cash equivalents, end of period	$539,828
Supplemental information and non-cash activities:
Interest paid during the period	$4,580
Distribution payable	$5,332
Reinvestment of dividends during the period	$1,499
Non-cash purchases of investments	$49,940
Non-cash sales of investments	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Automobiles and Parts
Foundation Automotive US Corp (4)(5)(7)						4/1/2024			$9,125		$(228)		$(228)
Foundation Automotive US Corp (4)(5)(12)		SF + 11.00%		12.00%		4/1/2024			12,090		11,788		11,788
Power Stop LLC (9)		L + 4.75%		5.25%		1/26/2029			22,000		21,787		21,615
											33,347		33,175		3.63%
Chemicals
Illuminate Buyer, LLC (8)		L + 3.50%		3.96%		6/30/2027			7,308		7,281		7,080
											7,281		7,080		0.77%
Construction and Materials
Nexus Intermediate III, LLC (4)(5)(7)						12/6/2027			300		(5)		(5)
Nexus Intermediate III, LLC (4)(11)		L + 5.50%		6.25%		12/6/2027			1,185		1,165		1,165
											1,160		1,160		0.13%
Consumer Services
American Academy Holdings, LLC (4)(5)(12)		L + 11.00% (incl 6.25% PIK)		12.01%		1/2/2025			50,513		50,555		50,060
Asurion Corporation (8)		L + 3.13%		3.58%		11/3/2023			2,867		2,864		2,854
Asurion Corporation (5)(8)		L + 3.00%		3.46%		11/1/2024			1,995		1,970		1,972
Club Car Wash Operating, LLC (4)(5)(7)						6/16/2027			42,000		(619)		(619)
Club Car Wash Operating, LLC (4)(12)		L + 6.50%		7.50%		6/16/2027			28,000		27,596		27,587
Employbridge LLC (11)		L + 4.75%		5.76%		7/19/2028			6,982		6,945		6,921
PECF USS Intermediate Holding III Corp (9)		L + 4.25%		4.76%		12/15/2028			9,975		9,923		9,899
Thrasio LLC (5)(7)						12/18/2026			2,972		(14)		(45)
Thrasio LLC (12)		L + 7.00%		8.01%		12/18/2026			2,950		2,937		2,906
TruGreen Limited Partnership (5)(11)		L + 4.00%		4.75%		11/2/2027			5,985		5,925		5,957
Vermont Aus Pty Ltd (4)(6)(11)		B + 5.75%		6.02%		3/23/2028		A$	35,750		26,137		26,092
Vermont Aus Pty Ltd (4)(6)(11)		SF + 5.50%		6.40%		3/23/2028			26,250		25,596		25,596
Zips Car Wash, LLC (4)(5)(7)(12)		L + 7.00%		8.26%		3/1/2024			1,000		40		42
Zips Car Wash, LLC (4)(12)		L + 7.25%		8.25%		3/1/2024			26,472		26,405		26,266
											186,260		185,488		20.30%
Electricity
IP Operating Portfolio I, LLC (4)(5)(7)(8)				7.88%		12/31/2029			27,428		937		937
											937		937		0.10%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(6)(12)		L + 7.25%		8.35%		2/9/2027			18,186		17,836		17,832
											17,836		17,832		1.95%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
General Industrials
BP Purchaser, LLC (4)(11)		L + 5.50%		6.25%		12/11/2028		28,004		27,468		27,468
Marcone Yellowstone Buyer Inc. (4)(5)(7)(11)		L + 5.50%		6.51%		6/23/2028		1,000		146		146
Marcone Yellowstone Buyer Inc. (4)(11)		L + 5.50%		6.51%		6/23/2028		29,815		29,242		29,241
										56,856		56,855		6.22%
Health Care Providers
Accelerated Health Systems, LLC (9)		SF + 4.25%		5.16%		2/15/2029		4,000		3,980		3,983
ATI Holdings Acquisition, Inc. (4)(5)(6)(12)		SF + 7.25%		8.25%		2/24/2028		40,255		39,469		39,463
Baart Programs, Inc. (4)(5)(7)(12)		L + 5.00%		6.00%		6/11/2027		17,488		8,983		8,811
ERC Topco Holdings, LLC (4)(5)(7)						11/10/2028		1,000		(19)		(19)
ERC Topco Holdings, LLC (4)(5)(7)(11)		L + 5.50%		6.25%		11/10/2027		1,000		190		190
ERC Topco Holdings, LLC (4)(11)		L + 5.50%		6.25%		11/10/2028		26,236		25,735		25,740
Medline Borrower, LP (9)		L + 3.25%		3.75%		10/23/2028		16,998		16,928		16,848
MPH Acquisition Holdings LLC (9)		L + 4.25%		4.76%		9/2/2028		4,668		4,541		4,547
Pediatric Associates Holding Company, LLC (5)(7)						2/8/2029		770		(4)		(8)
Pediatric Associates Holding Company, LLC (9)		L + 3.25%		3.75%		2/8/2029		5,080		5,053		5,026
Phoenix Newco, Inc. (9)		L + 3.50%		4.00%		11/15/2028		7,539		7,494		7,494
PTSH Intermediate Holdings, LLC (4)(5)(7)						12/17/2027		3,953		(75)		(75)
PTSH Intermediate Holdings, LLC (4)(11)		L + 5.75%		6.76%		12/17/2027		21,047		20,648		20,646
										132,923		132,646		14.52%
Household Goods and Home Construction
LHS Borrower LLC (9)		SF + 4.75%		5.25%		2/16/2029		22,000		21,783		21,781
										21,783		21,781		2.38%
Industrial Engineering
Standard Industries Inc (9)		L + 2.50%		3.79%		9/22/2028		1,300		1,301		1,299
Time Manufacturing Holdings, LLC (4)(5)(7)						12/1/2027		1,000		(21)		(21)
Time Manufacturing Holdings, LLC (4)(5)(7)(11)		L + 6.50%		7.30%		12/1/2027		1,000		733		733
Time Manufacturing Holdings, LLC (4)(11)		L + 6.50%		7.30%		12/1/2027		12,234		11,974		11,974
Time Manufacturing Holdings, LLC (4)(11)		E + 6.50%		7.25%		12/1/2027		€8,486		9,394		9,189
Vertical U.S. Newco Inc. (6)(9)		L + 3.50%		4.02%		7/30/2027		7,757		7,772		7,699
										31,153		30,873		3.38%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		L + 7.50%		8.50%		9/8/2026		3,076		2,993		2,994
										2,993		2,994		0.33%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Industrial Support Services
Allied Universal Holdco LLC (9)		L + 3.75%		4.25%		4/7/2028		3,055		3,043		3,012
Arcfield Acquisition Corp (4)(5)(7)						3/10/2027		2,990		(59)		(59)
Arcfield Acquisition Corp (4)(11)		L + 5.75%		6.50%		3/10/2028		20,601		20,191		20,193
Argos Health Holdings, Inc. (4)(11)		L + 5.75%		6.50%		12/6/2027		665		653		652
Becklar, LLC (4)(5)(7)						12/21/2026		1,000		(21)		(21)
Becklar, LLC (4)(12)		L + 6.85%		7.85%		12/21/2026		5,827		5,703		5,703
Eagle 2021 Lower Merger Sub, LLC (4)(11)		L + 5.75%		6.50%		12/6/2027		831		816		816
Guidehouse Inc. (4)(5)(11)		L + 5.50%		6.25%		10/16/2028		4,988		4,938		4,941
IG Investments Holdings, LLC (4)(5)(7)(13)		P + 5.00%		8.50%		9/22/2027		1,000		182		182
IG Investments Holdings, LLC (4)(11)		L + 6.00%		7.01%		9/22/2028		13,403		13,154		13,155
IG Investments Holdings, LLC (4)(11)		L + 6.00%		7.01%		9/22/2028		1,870		1,852		1,852
Mckissock Investment Holdings, LLC (11)		SF + 5.00%		5.75%		3/4/2029		30,000		29,702		29,888
NBG Acquisition Corp. (4)(5)(7)						11/6/2028		1,000		(14)		(14)
NBG Acquisition Corp. (4)(5)(7)(11)		L + 5.25%		6.00%		11/6/2028		1,000		186		186
NBG Acquisition Corp. (4)(11)		L + 5.25%		6.00%		11/6/2028		21,667		21,510		21,360
Sedgwick Claims Management Services, Inc. (8)		L + 3.25%		3.71%		12/31/2025		10,489		10,403		10,399
Southern Graphics Inc. (4)(5)(7)						11/17/2026		1,000		(25)		(25)
Southern Graphics Inc. (4)(12)		L + 7.50%		8.50%		11/17/2026		10,227		9,963		9,966
Vaco Holdings LLC (11)		SF + 5.00%		5.80%		1/22/2029		12,718		12,658		12,662
										134,835		134,848		14.76%
Industrial Transportation
EquipmentShare.com Inc. (4)(9)		L + 7.75%		8.25%		11/16/2026		4,247		4,164		4,121
EquipmentShare.com Inc. (4)(9)		L + 7.75%		8.25%		11/16/2026		16,988		16,642		16,485
										20,806		20,606		2.26%
Investment Banking and Brokerage Services
Ascensus Holdings Inc. (9)		L + 3.50%		4.00%		8/2/2028		7,980		7,895		7,930
Rocket Software, Inc. (5)(8)		L + 4.25%		4.71%		11/28/2025		2,992		2,947		2,960
										10,842		10,890		1.19%
Leisure Goods
Jam City, Inc. (4)(5)(7)						9/7/2027		732		(13)		(8)
Jam City, Inc. (4)(12)		L + 7.00%		8.01%		9/7/2027		2,904		2,877		2,873
Tilting Point Media LLC (4)(5)(7)						2/26/2027		6,372		(188)		(188)
Tilting Point Media LLC (4)(5)(7)						2/26/2027		2,916		(86)		(86)
Tilting Point Media LLC (4)(12)		L + 8.00%		9.00%		2/26/2027		8,283		8,041		8,039
										10,631		10,630		1.16%
Life Insurance
Integrity Marketing Acquisition LLC (4)(5)(7)						8/27/2025		37,968		(178)		(423)
OneDigital Borrower LLC (9)		SF + 4.25%		4.75%		11/16/2027		5,985		5,971		5,955
										5,793		5,532		0.61%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Media
2080 Media, Inc. (4)(5)(7)						3/14/2029		29,561		(587)		(587)
2080 Media, Inc. (4)(5)(7)(11)		SF + 6.50%		7.25%		3/14/2028		13,795		1,697		1,697
2080 Media, Inc. (4)(11)		SF + 6.50%		7.25%		3/14/2029		55,180		54,081		54,084
Ancestry.com Inc. (5)(9)		L + 3.25%		3.75%		12/6/2027		2,992		2,951		2,948
Aventine Intermediate LLC (4)(5)(7)(11)		L + 6.00%		6.93%		6/18/2027		1,004		775		773
Aventine Intermediate LLC (4)(11)		L + 6.00%		6.93%		6/18/2027		17,564		17,235		17,230
Cengage Learning Inc (6)(12)		L + 4.75%		5.75%		6/29/2026		2,703		2,712		2,685
MAV Acquisition Corp (9)		L + 4.75%		5.55%		7/28/2028		9,975		9,977		9,886
										88,841		88,716		9.71%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(5)(7)(13)		P + 6.50%		10.00%		2/23/2028		2,358		815		815
ABB/CON-CISE Optical Group LLC (4)(11)		L + 7.50%		8.25%		2/23/2028		22,642		22,085		22,085
										22,900		22,900		2.51%
Non-life Insurance
Alera Group, Inc. (4)(5)(7)(11)		L + 5.50%		6.25%		10/2/2028		440		425		419
Alera Group, Inc. (4)(11)		L + 5.50%		6.25%		10/2/2028		1,550		1,550		1,526
Alliant Holdings Intermediate, LLC (5)(9)		L + 3.50%		4.00%		11/5/2027		9,975		9,884		9,926
AmWins Group, LLC (11)		L + 2.25%		3.00%		2/21/2028		4,680		4,651		4,610
Galway Borrower LLC (4)(5)(7)(11)		L + 5.25%		6.26%		9/29/2028		700		50		51
Galway Borrower LLC (4)(5)(7)						9/30/2027		1,000		(18)		(18)
Galway Borrower LLC (4)(11)		L + 5.25%		6.26%		9/29/2028		22,548		22,160		22,160
HUB International Limited (11)		L + 3.25%		4.00%		4/25/2025		9,957		9,906		9,907
Patriot Growth Insurance Services, LLC (4)(5)(7)						10/16/2028		909		(17)		(17)
Patriot Growth Insurance Services, LLC (4)(5)(7)						10/16/2028		822		(15)		(15)
Patriot Growth Insurance Services, LLC (4)(11)		L + 5.50%		6.25%		10/16/2028		6,403		6,283		6,284
Trupanion, Inc. (4)(5)(6)(7)						3/25/2027		26,250		(392)		(392)
Trupanion, Inc. (4)(5)(6)(7)						3/25/2027		6,576		(98)		(98)
Trupanion, Inc. (4)(5)(6)(11)		SF + 5.00%		5.76%		3/25/2027		21,000		20,686		20,686
USI Inc/NY (8)		L + 3.00%		4.01%		5/16/2024		7,629		7,549		7,589
										82,604		82,618		9.04%
Personal Care, Drug and Grocery Stores
Diamond (BC) B.V. (6)(9)		L + 2.75%		3.25%		9/29/2028		9,435		9,354		9,268
										9,354		9,268		1.01%
Personal Goods
Spanx, LLC (4)(5)(7)						11/18/2027		5,000		(94)		(94)
Spanx, LLC (4)(11)		L + 5.50%		6.25%		11/20/2028		29,925		29,353		29,357
										29,259		29,263		3.20%
Pharmaceuticals and Biotechnology
Bausch Health Companies Inc. (6)(8)		L + 3.00%		3.46%		6/2/2025		1,801		1,792		1,790
CPI Buyer, LLC (4)(5)(7)(11)		L + 5.50%		6.25%		11/1/2028		1,000		78		78
CPI Buyer, LLC (4)(5)(7)						10/30/2026		1,000		(18)		(18)
CPI Buyer, LLC (4)(11)		L + 5.50%		6.25%		11/1/2028		14,862		14,583		14,582
Organon & Co. (6)(9)		L + 3.00%		3.56%		6/2/2028		9,938		9,953		9,900

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
PetVet Care Centers, LLC (11)		L + 3.50%		4.25%		2/14/2025		4,783		4,721		4,766
										31,109		31,098		3.40%
Real Estate Investment and Services
850 Third Avenue Mezz I, LLC (4)(5)(7)(9)		L + 6.50%		7.00%		10/1/2024		2,791		2,125		2,128
850 Third Avenue Owner LLC (4)(5)(9)		L + 5.00%		7.00%		10/1/2024		4,726		4,687		4,693
										6,812		6,821		0.75%
Retailers
PetSmart, Inc. (11)		L + 3.75%		4.50%		2/11/2028		2,111		2,116		2,107
The Michaels Companies, Inc. (11)		L + 4.25%		5.26%		4/14/2028		2,873		2,845		2,702
The Talbots, Inc. (4)(12)		L + 8.50%		9.50%		11/17/2026		8,695		8,428		8,431
										13,389		13,240		1.45%
Software and Computer Services
Applied Systems, Inc (9)		L + 3.00%		4.01%		9/19/2024		9,000		8,970		8,952
CCC Information Services, Inc. (9)		L + 2.25%		3.26%		9/21/2028		3,608		3,606		3,581
Endure Digital, Inc. (11)		L + 3.50%		4.25%		2/10/2028		2,677		2,658		2,607
FinThrive Software Intermediate Holdings Inc (9)		L + 4.00%		4.50%		12/18/2028		5,690		5,659		5,642
GovCIO Buyer Company (4)(12)		L + 5.50%		6.50%		8/18/2027		11,486		11,273		11,147
Huskies Parent, Inc. (4)(5)(7)						11/3/2028		1,000		(19)		(19)
Huskies Parent, Inc. (4)(5)(7)(11)		L + 5.50%		6.25%		11/3/2027		1,000		393		393
Huskies Parent, Inc. (4)(11)		L + 5.50%		6.25%		11/3/2028		25,602		25,119		25,120
Hyland Software, Inc. (5)(11)		L + 3.50%		4.25%		7/1/2024		7,979		7,900		7,949
Kobalt London Limited (4)(5)(6)(7)						2/25/2027		13,125		(260)		(260)
Kobalt London Limited (4)(6)(11)		SF + 6.50%		7.25%		2/25/2027		13,125		12,866		12,865
LogMeIn, Inc. (5)(8)		L + 4.75%		5.22%		8/31/2027		1,995		1,955		1,963
Mars Borrower LLC (9)		L + 3.75%		4.76%		10/2/2028		6,982		6,929		6,905
McAfee Corp. (9)		SF + 4.00%		4.50%		3/1/2029		8,000		7,960		7,955
Mitchell International, Inc. (9)		L + 3.75%		4.25%		10/16/2028		10,000		9,953		9,854
Peraton Inc. (11)		L + 3.75%		4.50%		2/1/2028		3,746		3,749		3,727
Project Alpha Intermediate Holding, Inc. (5)(8)		L + 4.00%		4.30%		4/26/2024		1,995		1,975		1,985
Project Ruby Ultimate Parent Corp (11)		L + 3.25%		4.00%		3/10/2028		7,424		7,416		7,361
Quail Buyer, Inc. (4)(11)		L + 5.75%		6.50%		10/1/2027		7,500		7,363		7,362
Quest Software Inc. (9)		SF + 4.25%		4.75%		2/1/2029		10,000		9,916		9,865
Riley MergeCo LLC (4)(5)(7)						9/23/2027		456		(10)		(10)
Riley MergeCo LLC (4)(5)(7)						9/23/2027		304		(7)		(7)
Riley MergeCo LLC (4)(12)		L + 6.00% (incl 2.75% PIK)		7.00%		9/23/2027		1,677		1,639		1,639
Smarsh Inc. (4)(5)(7)						2/16/2029		4,286		(84)		(84)
Smarsh Inc. (4)(5)(7)						2/16/2029		1,071		(21)		(21)
Smarsh Inc. (4)(11)		SF + 6.50%		7.25%		2/16/2029		17,143		16,809		16,805
Tricentis Americas, Inc. (4)(5)(7)						5/13/2024		8,751		(82)		(82)
Tricentis Americas, Inc. (4)(5)(7)						5/13/2024		499		(5)		(5)
Tricentis Americas, Inc. (4)(12)		SF + 4.25%		5.25%		5/13/2024		15,710		15,568		15,563
TriMech Acquisition Corp. (4)(5)(7)(12)		SF + 4.75%		5.75%		3/10/2028		3,289		345		346
TriMech Acquisition Corp. (4)(12)		SF + 4.75%		5.75%		3/10/2028		21,711		21,387		21,388

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
UKG Inc (9)		L + 3.25%		3.75%		5/4/2026		7,980		7,945		7,926
Zayo Group, LLC (8)		L + 3.00%		3.46%		3/9/2027		5,351		5,282		5,215
Zelis Payments Buyer, Inc. (5)(8)		L + 3.50%		3.73%		9/30/2026		3,990		3,950		3,957
										208,097		207,584		22.72%
Technology Hardware and Equipment
Altar Bidco Inc (9)		SF + 3.35%		3.85%		2/1/2029		8,000		7,975		7,909
TechInsights Inc. (4)(6)(12)		L + 6.31%		7.32%		11/9/2027		1,000		980		980
TechInsights Inc. (4)(6)(12)		L + 6.31%		7.32%		11/9/2027		2,598		2,545		2,546
										11,500		11,435		1.25%
Telecommunications Equipment
Delta Topco, Inc. (5)(11)		L + 3.75%		4.50%		12/1/2027		5,000		4,918		4,929
Radiate Finance Inc				4.50%		9/15/2026		1,000		944		965
										5,862		5,894		0.65%
Telecommunications Service Providers
Directv Financing LLC (11)		L + 5.00%		5.75%		8/2/2027		9,103		9,124		9,104
DISH DBS Corporation				5.25%		12/1/2026		7,703		7,385		7,347
OpenMarket Inc (4)(6)(11)		L + 6.25%		7.26%		9/17/2026		4,975		4,862		4,864
Radiate Holdco LLC (5)(11)		L + 3.25%		4.00%		9/25/2026		2,993		2,959		2,971
										24,330		24,286		2.66%
Travel and Leisure
AD1 LBV1, LLC (4)(5)(7)(10)		L + 6.75%		7.35%		12/10/2024		365		150		150
AD1 LBV1, LLC (4)(5)(10)		L + 6.75%		7.35%		12/10/2024		19,002		18,833		18,831
Artemis Bidco Limited (4)(6)(7)(8)		SN + 6.00%		6.69%		9/8/2028		£2,437		291		290
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		6.69%		9/8/2028		£7,749		10,029		9,974
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		6.69%		9/8/2028		£4,676		6,099		6,066
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		6.69%		9/8/2028		£4,509		5,881		5,849
IRB Holding Corp. (12)		L + 2.75%		3.76%		2/5/2025		6,160		6,136		6,118
										47,419		47,278		5.18%
Total First Lien Debt										$1,256,912		$1,253,728		137.24%

Second Lien Debt
Consumer Services
Asurion Corporation (5)(8)		L + 5.25%		5.71%		1/31/2028		5,165		$5,098		$5,072
										5,098		5,072		0.56%
Software and Computer Services
UKG Inc (9)		L + 5.25%		5.75%		5/3/2027		9,500		9,466		9,457
										9,466		9,457		1.04%
Total Second Lien Debt										$14,564		$14,529		1.60%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Unsecured Debt
Telecommunications Service Providers
Level 3 Financing, Inc. (5)				3.63%		1/15/2029		3,000		$2,583		$2,645
										2,583		2,645		0.29%
Total Unsecured Debt										$2,583		$2,645		0.29%

Common Equity
Electricity
IP Operating Portfolio I, LLC (4)(5)								2		67		67
Total Common Equity										67		67		0.01%
Total Investments - Non-Controlled/Non-Affiliated										$1,274,126		$1,270,969		139.13%
Total Investment Portfolio										$1,274,126		$1,270,969		139.13%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares								538,623		$538,623		$538,623
Other Cash and Cash Equivalents										1,205		1,205
Total Cash and Cash Equivalents										$539,828		$539,828		59.09%
Total Investment Portfolio, Cash and Cash Equivalents										$1,813,954		$1,810,797		198.22%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF") or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, SOFR, or BBSW and the current contractual interest rate in effect at March 31, 2022. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(3) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

(4) These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(5) These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6) The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets represented 11.3% of total assets as calculated in accordance with regulatory requirements.

(7) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	$29,561	$(587)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	11,824	(235)
850 Third Avenue Mezz I, LLC	1st Lien Senior Secured Delayed Draw Loan	643	(5)
ABB/CON-CISE Optical Group LLC	1st Lien Senior Secured Revolving Loan	1,486	(37)
AD1 LBV1, LLC	1st Lien Senior Secured Delayed Draw Loan	212	(2)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	15	—
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(59)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,851	(55)
Aventine Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	212	(4)
Becklar, LLC	1st Lien Senior Secured Delayed Draw Loan	1,000	(21)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	42,000	(619)
CPI Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	903	(17)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,000	(18)
ERC Topco Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	1,000	(19)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	792	(15)
Foundation Automotive US Corp	1st Lien Senior Secured Delayed Draw Loan	9,125	(228)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	637	(11)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	1,000	(18)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(19)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	588	(11)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	800	(15)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	37,968	(423)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	25,841	(613)
Jam City, Inc.	1st Lien Senior Secured Delayed Draw Loan	732	(8)
Kobalt London Limited	1st Lien Senior Secured Delayed Draw Loan	13,125	(260)
Marcone Yellowstone Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	835	(16)
Baart Programs, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,340	(161)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	1,000	(14)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	800	(11)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2022
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	(5)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	909	(17)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(15)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	770	(8)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,953	(75)
Riley MergeCo LLC	1st Lien Senior Secured Delayed Draw Loan	456	(10)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(7)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	4,286	(84)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(21)
Southern Graphics Inc.	1st Lien Senior Secured Revolving Loan	1,000	(25)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	(94)
Thrasio LLC	1st Lien Senior Secured Delayed Draw Loan	2,972	(45)
Tilting Point Media LLC	1st Lien Senior Secured Delayed Draw Loan	6,372	(188)
Tilting Point Media LLC	1st Lien Senior Secured Revolving Loan	2,916	(86)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	1,000	(21)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(5)
Tricentis Americas, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,751	(82)
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(5)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,895	(43)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	26,250	(392)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(98)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	950	(7)
Total Unfunded Commitments		$276,577	$(4,834)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2022 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2022 was 0.60%.
(11)The interest rate floor on these investments as of March 31, 2022 was 0.75%.
(12)The interest rate floor on these investments as of March 31, 2022 was 1.00%.
(13)The interest rate floor on these investments as of March 31, 2022 was 1.75%.
ADDITIONAL INFORMATION
Foreign currency forward contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 940	Australian Dollars 1,251	Goldman Sachs Bank USA	9/21/2022	$(2)
U.S. Dollars 495	Euro 447	Goldman Sachs Bank USA	5/9/2022	18
U.S. Dollars 23	Euro 21	Goldman Sachs Bank USA	5/27/2022	—
U.S. Dollars 125	Euro 112	Goldman Sachs Bank USA	8/29/2022	—
U.S. Dollars 641	British Pound 488	Goldman Sachs Bank USA	10/21/2022	2
				$18

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust formed on December 23, 2020. The Company was formed to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the middle market and upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Investment Partners, LLC (the “Adviser”, the “Administrator”, or “HPS”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate attractive risk adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing primarily in newly originated, privately negotiated senior credit investments in high quality, established middle market and upper middle market companies, and in select situations, companies in special situations. Middle market and upper middle market companies generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $50 million to $350 million annually at the time of investment.
The Company may from time to time invest in smaller or larger companies if the opportunity presents attractive investment and risk adjusted returns. In addition to corporate level obligations, the Company’s investments in such companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans, and/or investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also participate in programmatic investments in partnership with one or more unaffiliated banks or other financial institutions, where a partner assumes senior exposure to each investment, and the Company participates in the junior exposure.
The Company’s investment strategy will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. This allocation may also include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments.
The strategy of the Company primarily focuses on companies in the United States, but also intends to leverage the Adviser’s presence to invest in companies in Europe, Australia and other locations outside the U.S. In addition, the Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”
The Company offers on a continuous basis up to $4.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of common shares, Class S shares, Class D shares, Class I and Class F shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its common shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers but including any shares purchased in any private offering, in any combination of purchases of Class S shares, Class D shares, Class I and Class F shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of February 3, 2022, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 1,268,000 Class D shares, 7,074,280 Class I shares and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to the Company as payment for such shares. There were no Class S shares issued on such date.

Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.
Basis of Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P., HLEND Proxima, LLC and HLEND FEP, LLC. All intercompany transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company will use these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and one or more independent valuation firms engaged at the direction of the Board to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms or other external service providers.

As part of the valuation process, the Company will take into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.
The Board has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board may reasonably rely on that assistance. However, the Board is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedule of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statement of Operations.
Loan Participations
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statement of Operations.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, there were no loans placed on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2022, the Company recorded PIK income of $0.6 million. For the three months ended March 31, 2022, the Company recorded $0.6 million in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2022, the Company recorded other income of $0.1 million.
Organization Costs
Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the offering and associated marketing materials. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over a twelve-month period from incurrence.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
Income Taxes
The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that it determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.
For the three months ended March 31, 2022, the Company did not incur any U.S. federal income tax, including excise tax.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Operating expenses directly attributable to a specific class are charged against the operations of that class. Expenses that are specific to a class of shares are allocated to such class directly.
Distributions
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the potential impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On January 20, 2022, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.
The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the value of liabilities, determined in accordance with U.S. GAAP. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow for the Offering.

The Adviser has agreed to waive the base management fee for the first nine months following the date on which the Company broke escrow for the Offering.

For the three months ended March 31, 2022, base management fees earned were $1.4 million, all of which were voluntarily waived by the Adviser. As of March 31, 2022, no amounts were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i) Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below, attributable to each class of the Company’s common shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “Hurdle Rate” defined as a return of 1.25% per quarter (5.0% annualized).

The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

i.No incentive fee will be paid on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre- Incentive Fee Net Investment Income Returns do not exceed the Hurdle Rate; and

ii.100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre- Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “Catch-Up.” The Catch-Up is meant to provide the Adviser with 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

iii.12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).
These calculations are prorated for any period of less than three months, including the first quarter the Company commenced operations, and are adjusted for any share issuances or repurchases during the relevant quarter.

The Adviser has agreed to waive the income based incentive fee for the first nine months following the date on which the Company broke escrow for the Offering. For the three months ended March 31, 2022, income based incentive fees were $1.0 million, all of which was voluntarily waived by the Adviser. As of March 31, 2022, no amounts were payable to the Adviser relating to income based incentive fees.

(ii) Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains attributable to the applicable share class from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
For the three months ended March 31, 2022, there were no capital gains incentive fees.
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Administration Agreement”) with the Administrator under which the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities Exchange Commission (“SEC”) and other regulators, preparing materials and coordinating meetings of the Company’s Board of Trustees (the “Board”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

The amount of the reimbursement payable to the Administrator for administrative services will be the lesser of (1) Administrators’ actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of HPS.

Unless earlier terminated as described below, the Administration Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
For the three months ended March 31, 2022, the Company incurred $0.2 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statement of Operations. As of March 31, 2022 and December 31, 2021, all expenses under the Administration Agreement were paid by the Adviser on behalf of the Company under the Expense Support and Conditional Reimbursement agreement, and as such, there were no amounts payable for such expenses included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Fund Accounting Servicing Agreements

HPS has hired U.S. Bancorp Fund Services, LLC (“U.S. Bancorp”) to assist in the provision of sub-administrative and fund accounting services. U.S. Bancorp will receive compensation for these services under sub-administration and fund accounting servicing agreements.

Managing Dealer Agreement

On August 9, 2021, the Company entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.50% of the value of the Company’s net assets attributable to Class F shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. As set forth in and pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees, including a $35,000 engagement fee, a $250,000 fixed managing dealer fee that is payable quarterly in arrears in five equal quarterly installments and a two basis point (0.02%) variable managing dealer fee that is payable on any new capital raised in the offering following the expiration of the initial 15-month period of the offering. The Company or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on the Company’s behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees).

The Company will cease paying the distribution and/or shareholder servicing fees on the Class S shares, Class D shares and Class F shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including the distribution and/or shareholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from the Offering.

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares, Class D shares and Class F shares in such shareholder’s account. At the end of such month, the applicable Class S shares, Class D shares or Class F shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S, Class D or Class F shares.

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority.

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Company’s obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D shares and Class F shares distributed shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Distribution and Servicing Plan
On August 9, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D, Class I, and Class F on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Class F shares	0.50%
The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the date on which the Company broke escrow.
The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
For the three months ended March 31, 2022, the Company accrued distribution and shareholder servicing fees of $0.0 million, $0.03 million, and $0.3 million attributable to Class S shares, Class D shares, and Class F shares, respectively, all of which were waived during the period.
Expense Support and Conditional Reimbursement Agreement

On January 20, 2022, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (as defined hereafter) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV. The Adviser may elect to pay an additional portion of the Company’s expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement).

Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.

The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$—	$2,384
March 31, 2022	443	—	443
Total	$2,827	$—	$2,827
(1) Included in this amount is $1.2 million of Expense Payments made by the Adviser relating to expenses incurred prior to the Company breaking escrow on February 3, 2022. Although such expenses became payable by the Company upon breaking escrow (as recorded in the Consolidated Statements of Operations within “Reimbursable expenses previously borne by Adviser”), they were supported by the Adviser under the Expense Support and Conditional Reimbursement agreement.

For the three months ended March 31, 2022, the Adviser made Expense Payments in the amount of $2.8 million. For the three months ended March 31, 2022, there were no Reimbursement Payments made to the Adviser.
Escrow Agreement
On September 21, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with U.S. Bank National Association (the “Escrow Agent”) and U.S. Bancorp Fund Services, LLC. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on February 3, 2022.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,256,912	$1,253,728	98.64%
Second lien debt	14,564	14,529	1.14
Unsecured debt	2,583	2,645	0.21
Equity investments	67	67	0.01
Total	$1,274,126	$1,270,969	100.00%
The industry composition of investments at fair value was as follows:

	March 31, 2022
	Fair Value	Percentage of Total Investments at Fair Value
Software and Computer Services	$217,041	17.08%
Consumer Services	190,560	14.99
Industrial Support Services	134,848	10.61
Health Care Providers	132,646	10.44
Media	88,716	6.98
Non-life Insurance	82,618	6.50
General Industrials	56,855	4.47
Travel and Leisure	47,278	3.72
Automobiles and Parts	33,175	2.61
Pharmaceuticals and Biotechnology	31,098	2.45
Industrial Engineering	30,873	2.43
Personal Goods	29,263	2.30
Telecommunications Service Providers	26,931	2.12
Medical Equipment and Services	22,900	1.80
Household Goods and Home Construction	21,781	1.71
Industrial Transportation	20,606	1.62
Finance and Credit Services	17,832	1.40
Retailers	13,240	1.04
Technology Hardware and Equipment	11,435	0.90
Investment Banking and Brokerage Services	10,890	0.86
Leisure Goods	10,630	0.84
Personal Care, Drug and Grocery Stores	9,268	0.73
Chemicals	7,080	0.56
Real Estate Investment and Services	6,821	0.54
Telecommunications Equipment	5,894	0.46
Life Insurance	5,532	0.44
Industrial Metals and Mining	2,994	0.24
Construction and Materials	1,160	0.09
Electricity	1,004	0.07
Total	$1,270,969	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$51,733	$51,688	4.07%	5.66%
Canada	3,525	3,526	0.28	0.39
United Kingdom	22,300	22,179	1.75	2.43
United States	1,196,568	1,193,576	93.90	130.65
Total	$1,274,126	$1,270,969	100.00%	139.13%
As of March 31, 2022, there were no investments in the portfolio on non-accrual status.
As of March 31, 2022, on a fair value basis, 99.1% of performing debt investments bore interest at a floating rate and 0.9% of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2:  Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.
Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The Adviser does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs are classified within Level 2. These include investment-grade corporate bonds, structured products, and certain bank loans, less liquid listed equities, and high yield bonds. As Level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information.

Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, the Adviser uses one or more valuation techniques (e.g., the market approach and the income approach) of which sufficient and reliable data is available. Within Level 3, the use of the market approach generally consists of using comparable market data, while the use of the income approach generally consists of the net present value of estimated future cash flows, which may be adjusted as appropriate for liquidity, credit, market and/or other risk factors.

Investments in senior loans primarily include first and second lien term loans, delayed draws and revolving credit. The Adviser analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the Adviser monitors yields for senior loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The Company uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the Adviser to discount the anticipated cash flows of the debt investment in order to arrive at a fair value. Further, the Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.

Derivative Instruments: Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts. Forwards currency contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

Further inputs considered by the Adviser in estimating the value of investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets (by the investment or other comparable investments), whether the loan contains call protection and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the Adviser in the absence of market information. The fair value measurement of Level 3 investments does not include transaction costs that may have been capitalized as part of the security’s cost basis. Assumptions used by the Adviser due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated results of operations.

The following table presents the fair value hierarchy of financial instruments:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$413,505	$840,223	$1,253,728
Second lien debt	—	14,529	—	$14,529
Unsecured debt	—	2,645	—	$2,645
Equity investments	—	—	67	67
Total investments	$—	$430,679	$840,290	$1,270,969
Cash equivalents	$538,623	$—	$—	$538,623
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$18	$—	$18
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2022
	First Lien Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments (1)	896,754	67	896,821
Proceeds from principal repayments and sales of investments	(55,373)	—	(55,373)
Accretion of discount/amortization of premium	759	—	759
Net realized gain (loss)	14	—	14
Net change in unrealized appreciation (depreciation)	(1,931)	—	(1,931)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$840,223	$67	$840,290
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2022	$(1,931)	$—	$(1,931)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2022, there were no transfers into or out of Level 3.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$40,564	Yield analysis	Discount rate	6.44%	9.48%	8.26%

(1)As of March 31, 2022, included within the fair value of Level 3 assets of $840,290 is an amount of $799,726 for which the Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.
Note 6. Derivative Instruments

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same counterparty under a master netting arrangement.

During the three months ended March 31, 2022, the average notional exposure for foreign currency forward contracts was $1.1 million.

The effect of transactions in derivative instruments on the Consolidated Statement of Operations during the three months ended March 31, 2022 was unrealized appreciation of $0.02 million.

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2022.

	March 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	$20	$(2)	$18	$—	$18
	$20	$(2)	$18	$—	$18
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022, the Company’s asset coverage was 487.7%.
SPV Financing Facilities
From time to time, wholly-owned subsidiaries of the Company may enter into secured financing facilities (“SPV Financing Facilities”), as described below. The obligations of each SPV to the lenders are secured by a first priority security interest in all of the SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the SPV.
In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lender under the SPV Financing Facility may declare the outstanding advances and all other obligations under the SPV Financing Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the SPV obtains the consent of the lenders under the SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.

As of March 31, 2022, the Company had one SPV Financing Facility, HLEND A Funding Facility, as discussed below.
HLEND A Funding Facility
On February 3 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (“HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent.
Advances may be used to finance the purchase or origination of loan assets, subject to certain concentration limitations, under the HLEND A Funding Facility and initially bear interest at a per annum rate equal to the Adjusted Term SOFR for USD advances and EURIBOR for Euro advances, then in effect plus the sum of i) an applicable spread of 2.10% per annum and (ii) a Term SOFR Adjustment of 0.15% per annum. The borrower will pay an unused fee of 0.50% per annum equal to the sum of the products for each day during such Remittance Period of (a) one divided by three hundred and sixty (360), (b) the applicable unused fee rate of 0.50% and (c) the positive difference, if any, of the Facility Amount of $600 million less the greater of (i) the daily average amount of the advances outstanding during such remittance period and (ii) the Minimum Utilization. The Minimum Utilization means on any day from the closing date to the 6 month anniversary of the closing date, 25% of the Facility Amount, (b) from the six month anniversary of the closing date until the end of the nine month anniversary of the closing date, 50% of the facility amount and (c) thereafter, 75% of the facility amount.

The initial principal amount of the HLEND A Funding Facility was $600 million. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. All amounts outstanding under the HLEND A Funding Facility must be repaid by February 3, 2027, unless the parties have entered into an extension agreement.
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the HLEND A Funding Facility.
The Company’s outstanding debt obligations were as follows:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$235,624	$235,624	$364,376	$364,376
Total	$600,000	$235,624	$235,624	$364,376	$364,376
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
As of March 31, 2022 $0.8 million of interest expense and $0.4 million of unused commitment fees were included in interest payable. For the three months ended March 31, 2022, the average principal debt outstanding was $104.3 million.

The components of interest expense were as follows:

Three Months Ended March 31, 2022
Borrowing interest expense	$813
Facility unused fees	356
Amortization of financing costs	156
Financing fees (refer to Footnote 8)	3,366
Backstop fees (refer to Footnote 8)	1,059
Total interest expense	$5,750
Cash paid for interest expense	$4,580
Note 8. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $276.6 million.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through February 3, 2022, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. For the three months ended March 31, 2022, there were no reimbursement payments made to the Adviser.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened material litigation.
Warehousing Transactions

Beginning August 17, 2021, the Company entered into multiple sale and purchase agreements (the “Purchase Agreements”) with Macquarie US Trading LLC and Macquarie Bank Limited (together, the “Financing Provider”), whereby the Company agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties. The transactions under the Purchase Agreements related primarily to newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment objective and strategies (the “Warehousing Transactions”). The Warehousing Transactions were designed to assist the Company with deploying capital upon receipt of subscription proceeds. Under the Purchase Agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) that the Company has received subscriptions of at least $300 million; and (b) that the Board of the Company has approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”).

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing

Provider. As of March 31, 2022, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Providers, the Company has agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. Through March 31, 2022, financing fees of $3.4 million were paid to the Financing Provider, which are included in interest expense on the Consolidated Statement of Operations.

The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of the Adviser. Beginning October 14, 2021 and December 10, 2021, certain of the Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by two non-affiliated entities.

In consideration of the two non-affiliated guarantors entering into the guarantees, the Company paid a fee based on the Net Carry with respect to each transaction to the respective guarantor of each investment. “Net Carry” means, an amount equal to the sum of (a) the interest (paid and accrued and unpaid) less (b) the financing fee paid to the Financing Provider plus (c) the net realized gains/losses on each investment.

As of March 31, 2022, $1.1 million of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which is included in interest expense on the Consolidated Statement of Operations.
For the three months ended March 31, 2022, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class S, Class D, Class I and Class F common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, the Adviser purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 1,268,000 Class D Shares, 7,074,280 Class I shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of the Adviser, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all common shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2022:

	Shares	Amount
CLASS D
Subscriptions	4,699,275	$117,825
Distributions reinvested	2,158	54
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,701,433	$117,879
CLASS I
Subscriptions	10,707,249	$268,044
Distributions reinvested	29,909	751
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	10,737,158	$268,795
CLASS F
Subscriptions	20,951,925	$524,684
Distributions reinvested	27,671	694
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	20,979,596	$525,378
Total net increase (decrease)	36,418,187	$912,052
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D Class I, and Class F common shares of beneficial interest during the three months ended March 31, 2022:

	NAV Per Share
For the Months Ended	Class S	Class D	Class I	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class D, Class I, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
Total			$0.28182	$860

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
Total			$0.28182	$2,530

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
Total			$0.28182	$4,710
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, borrowings, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.
Through March 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)	Amount
Net investment income	$0.28182	$860	$0.28182	$2,530	$0.28182	$4,710
Net realized gains	—	—	—	—	—	—
Total	$0.28182	$860	$0.28182	$2,530	$0.28182	$4,710

Share Repurchase Program
At the discretion of the Board, the Company intends to commence a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.
There were no share repurchases during the three months ended March 31, 2022.

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class D	Class I	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	0.38	0.44	0.43
Net unrealized and realized gain (loss) (2)	(0.01)	(0.07)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.37	0.37	0.37
Distributions from net investment income (3)	(0.28)	(0.28)	(0.28)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.28)	(0.28)	(0.28)
Total increase (decrease) in net assets	0.09	0.09	0.09
Net asset value, end of period	$25.09	$25.09	$25.09
Shares outstanding, end of period	4,701,433	10,737,258	20,979,596
Total return based on NAV (4)	1.49%	1.49%	1.49%
Ratios:
Ratio of net expenses to average net assets (5)	3.23%	5.54%	5.14%
Ratio of net investment income to average net assets (5)	9.66%	11.13%	10.87%
Portfolio turnover rate	8.86%	8.86%	8.86%
Supplemental Data:
Net assets, end of period	$117,937	$269,356	$526,293
Asset coverage ratio	487.7%	487.7%	487.7%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the three months ended March 31, 2022, amounts are annualized except for non-recurring expenses. For the three months ended March 31, 2022, the ratio of total operating expenses to average net assets was 6.63%, 9.21% and 9.21% on Class D, Class I and Class F respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 3.40%, 3.67% and 4.08% on Class D, Class I and Class F, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2022, except as discussed below.
The Company received $523.2 million of net proceeds relating to the issuance of Class D shares, Class I and Class F shares for subscriptions effective April 1, 2022.
On April 29, 2022, the Company’s Board declared distributions of $0.1464 per Class D share, $0.1464 per Class I share and $0.1464 per Class F share, which is payable on May 31, 2022 to shareholders of record as of April 30, 2022.
The Company received $396.2 million of net proceeds relating to the issuance of Class D shares, Class I and Class F shares for subscriptions effective May 1, 2022.
On April 28, 2022, the Company’s Board of Trustees appointed Robert Busch as Chief Financial Officer and Principal Accounting Officer, effective as of the close of business on May 16, 2022. For more information on Mr. Busch’s background and experience, refer to the Company’s Form 8-K as filed with the SEC on April 29, 2022. Mr. Busch’s appointment coincides with the resignation, effective as of the close of business on May 16, 2022, of Dohyun (Doris) Lee-Silvestri as the Chief Financial Officer and Principal Accounting Officer of the Company. Ms. Lee-Silvestri's decision to resign was not the result of any disagreement relating to HPS or the Company’s operations, policies or practices. Ms. Lee-Silvestri will continue in her role as Chief Financial Officer of Funds for HPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under our Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
Our investment objective is to generate attractive risk adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established middle market and upper middle market companies and, in select situations, companies in special situations. We use the term middle market and upper middle market companies to generally mean companies with “EBITDA” between $50 million to $350 million annually at the time of investment. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. Prior to raising sufficient capital, the portfolio may display a greater percentage of assets within liquid credit opportunities than we otherwise would expect for a fully invested portfolio. We will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other HPS funds. From time to time, we may co-invest with other HPS funds.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments.

Key Components of Our Results of Operations
Investments
We focus primarily on senior secured loans and securities of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
Revenues
We generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

• investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;

•the Company’s allocable portion of compensation (including salaries, bonuses, and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for the Company; and (iii) any internal audit group personnel of HPS or any of its affiliates;

•all other expenses of the Company’s operations, administrations and transactions.

The Adviser has agreed to advance all of our organization and offering expenses on our behalf. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
From time to time, HPS (in its capacity as the Adviser and the Administrator) or their affiliates may pay third-party providers of goods or services. We will reimburse HPS or such affiliates thereof for any such amounts paid on our behalf. From time to time, HPS may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions.” to the consolidated financial statements.

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended March 31, 2022
Total investments, beginning of period	$—
New investments purchased	1,337,782
Net accretion of discount on investments	817
Net realized gain (loss) on investments	17
Investments sold or repaid	(64,490)
Total investments, end of period	$1,274,126
The following table presents certain selected information regarding our investment portfolio:

As of and for the three months ended March 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	6.7%
Weighted average yield on debt and income producing investments, at fair value(1)	6.8%
Number of portfolio companies	108
Weighted average EBITDA(2)	$107
Weighted average loan-to-value (“LTV”) (3)	39%
Percentage of debt investments bearing a floating rate, at fair value	99.1%
Percentage of debt investments bearing a fixed rate, at fair value	0.9%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes investments where net debt to EBITDA may not be the appropriate measure of credit risk. Figures are derived from the financial statements most recently validated by the Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable private debt investments.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm. Figures are derived from the financial statements most recently validated by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.

Our investments consisted of the following:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,256,912	$1,253,728	98.64%
Second lien debt	14,564	14,529	1.14
Unsecured debt	2,583	2,645	0.21
Equity investments	67	67	0.01
Total	$1,274,126	$1,270,969	100.00%
As of March 31, 2022, there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value:

	March 31, 2022
	Fair Value	Percentage of Total Portfolio at Fair Value
Software and Computer Services	$217,041	17.08%
Consumer Services	190,560	14.99
Industrial Support Services	134,848	10.61
Health Care Providers	132,646	10.44
Media	88,716	6.98
Non-life Insurance	82,618	6.50
General Industrials	56,855	4.47
Travel and Leisure	47,278	3.72
Automobiles and Parts	33,175	2.61
Pharmaceuticals and Biotechnology	31,098	2.45
Industrial Engineering	30,873	2.43
Personal Goods	29,263	2.30
Telecommunications Service Providers	26,931	2.12
Medical Equipment and Services	22,900	1.80
Household Goods and Home Construction	21,781	1.71
Industrial Transportation	20,606	1.62
Finance and Credit Services	17,832	1.40
Retailers	13,240	1.04
Technology Hardware and Equipment	11,435	0.90
Investment Banking and Brokerage Services	10,890	0.86
Leisure Goods	10,630	0.84
Personal Care, Drug and Grocery Stores	9,268	0.73
Chemicals	7,080	0.56
Real Estate Investment and Services	6,821	0.54
Telecommunications Equipment	5,894	0.46
Life Insurance	5,532	0.44
Industrial Metals and Mining	2,994	0.24
Construction and Materials	1,160	0.09
Electricity	1,004	0.07
Total	$1,270,969	100.00%

The table below describes investments by geographic composition based on fair value as of March 31, 2022:

% of Total Investments at Fair Value
Australia	4.07%
Canada	0.28
United Kingdom	1.75
United States	93.90
Total	100.00%

Our Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which include, but are not limited to, the following:

•assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•comparisons to our other portfolio companies in the industry, if any;
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents the operating results:

Three Months Ended March 31, 2022
Total investment income	$18,169
Net expenses	5,787
Net investment income	12,382
Net realized gain (loss)	301
Net unrealized appreciation (depreciation)	(3,052)
Net increase (decrease) in net assets resulting from operations	$9,631
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows:

Three Months Ended March 31, 2022
Interest income	$17,438
Payment-in-kind interest income	617
Other income	114
Total investment income	$18,169
For the three months ended March 31, 2022, total investment income was $18.2 million, driven by our deployment of capital and income earned on the investments funded by the Financing Provider under the Warehousing Transactions. The size of our investment portfolio at fair value was $1,270.9 million and our weighted average yield on debt and income producing securities at fair value was 6.8%.

Expenses
Expenses were as follows:

Three Months Ended March 31, 2022
Interest expense	$5,750
Management fees	1,425
Income based incentive fee	1,016
Distribution and shareholder servicing fees
Class D	31
Class F	331
Professional fees	412
Board of Trustees’ fees	138
Administrative service expenses	214
Other general & administrative	551
Amortization of offering costs	353
Total expenses	10,221
Expense support	(2,827)
Reimbursable expenses previously borne by Adviser	1,196
Distribution and shareholder servicing fees waived	(362)
Management fees waived	(1,425)
Incentive fees waived	(1,016)
Net expenses	$5,787
Interest Expense
Total interest expense (including unused fees, financing fees and backstop fees) of $5.8 million for the three months ended March 31, 2022 was driven by $104.3 million of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Provider under the Warehousing Transactions.
Management Fees
For the three months ended March 31, 2022, management fees were $1.4 million. The Adviser has agreed to waive the management fee for the first nine months following the date on which we broke escrow for the Offering, which resulted in waivers of $1.4 million for the three months ended March 31, 2022. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three months ended March 31, 2022, income based incentive fees were $1.0 million. The Adviser has agreed to waive the income based incentive fee for the first nine months following the date on which we broke escrow for the Offering. which resulted in waivers of $1.0 million for the three months ended March 31, 2022.
Capital Gains Incentive Fees
For the three months ended March 31, 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses $2.8 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $2.0 million for the three months ended March 31, 2022, primarily comprised of $0.6 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.4 million of professional fees (including legal, audit and tax), $0.4 million of offering costs, and $0.4 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2022, the Administrator charged $0.2 million, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the three months ended March 31, 2022, we incurred no U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following:

Three Months Ended March 31, 2022
Non-controlled/non-affiliated investments	$(3,156)
Foreign currency forward contracts	18
Translation of assets and liabilities in foreign currencies	86
Net change in unrealized appreciation (depreciation)	$(3,052)
For the three months ended March 31, 2022, the fair value of our debt investments decreased due to spread widening in the credit markets.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

Three Months Ended March 31, 2022
Non-controlled/non-affiliated investments	$17
Foreign currency transactions	284
Net realized gain (loss)	$301
For the three months ended March 31, 2022, we generated realized gains of $0.3 million, which was primarily comprised of net realized gains on foreign currency transactions.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facility, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of March 31, 2022, we had one asset based leverage facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022, we had an aggregate amount of $235.6 million of debt outstanding and our asset coverage ratio was 487.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of March 31, 2022, taken together with our $364.4 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of March 31, 2022, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facility. Additionally, we held $430.7 million of Level 2 debt investments as of March 31, 2022, which could provide additional liquidity if necessary.
Although we were able to close on a credit facility during the three months ended March 31, 2022, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2022, we had $539.8 million in cash and cash equivalents. During the three months ended March 31, 2022, cash used in operating activities was $1,097.9 million, primarily as a result of funding portfolio investments of $1,287.2 million, partially offset by an increase in unsettled payables of $168.4 million proceeds from sale of investments and principal repayments of $14.6 million. Cash provided by financing activities was $1,637.7 million during the period, primarily as a result of new share issuances related $1,410.9 million of subscriptions and net borrowings of $235.6 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2022:

	Shares	Amount
CLASS D
Subscriptions	4,699,275	$117,825
Distributions reinvested	2,158	54
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,701,433	$117,879
CLASS I
Subscriptions	10,707,249	$268,044
Distributions reinvested	29,909	751
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	10,737,158	$268,795
CLASS F
Subscriptions	20,951,925	$524,684
Distributions reinvested	27,671	694
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	20,979,596	$525,378
Total net increase (decrease)	36,418,187	$912,052
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
Total			$0.28182	$860

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
Total			$0.28182	$2,530

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
Total			$0.28182	$4,710

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the three months ended March 31, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.28182	$860	$0.28182	$2,530	$0.28182	$4,710
Net realized gains	—	—	—	—	—	—
Total	$0.28182	$860	$0.28182	$2,530	$0.28182	$4,710
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our common shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
There were no share repurchases during the three months ended March 31, 2022.
Borrowings
Our outstanding debt obligations were as follows:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$235,624	$235,624	$364,376	$364,376
Total	$600,000	$235,624	$235,624	$364,376	$364,376

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD ) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $276.6 million.
Warehousing Transactions
We entered into a warehouse transactions whereby we agreed, subject to certain conditions, to purchase certain assets from a party unaffiliated with the Adviser. Such warehousing transaction was designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the Administration Agreement; and
•Expense Support and Conditional Reimbursement Agreement;
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	—	—
Class D	February 3, 2022	1.49%
Class I	February 3, 2022	1.49%
Class F	February 3, 2022	1.49%
(1)Performance is through March 31, 2022 and assumes distributions are reinvested pursuant to the our dividend reinvestment plan. Amounts are not annualized and include the impact of expense support and waivers, as applicable.
(2)Class S has not commenced operations as of March 31, 2022.
Recent Developments
On April 28, 2022, our Board of Trustees appointed Robert Busch as our Chief Financial Officer and Principal Accounting Officer, effective as of the close of business on May 16, 2022. For more information on Mr. Busch’s background and experience, refer to our Form 8-K as filed with the SEC on April 29, 2022. Mr. Busch’s appointment coincides with the resignation, effective as of the close of business on May 16, 2022, of Dohyun (Doris) Lee-Silvestri as our Chief Financial Officer and Principal Accounting Officer. Ms. Lee-Silvestri's decision to resign was not the result of any disagreement relating to HPS or our operations, policies or practices. Ms. Lee-Silvestri will continue in her role Chief Financial Officer of Funds for HPS.

Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Investments and Fair Value Measurements
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company will use these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.
Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged at the direction of the Board to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Board and the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and

•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms or other external service providers.

As part of the valuation process, the Company will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.
The Board has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board may reasonably rely on that assistance. However, the Board is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2:  Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements. See “Note 5. Fair Value Measurements” to the consolidated financial statements for more information on the fair value of the Company’s investments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2022, 99.1% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$38,454	$(7,069)	$31,385
Up 200 basis points	25,596	(4,712)	20,884
Up 100 basis points	12,738	(2,356)	10,382
Down 100 basis points	(3,333)	2,266	(1,067)
Down 200 basis points	(3,333)	2,266	(1,067)
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our Form N-2, filed with the SEC on October 15, 2021, as amended on January 26, 2022.

Investing in large private U.S. borrowers may limit our ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in our underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in this offering or any private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Transactions denominated in foreign currencies subject us to foreign currency risks.
We hold assets and have made borrowings denominated in foreign currencies including British Pounds Sterling, Euros and Australian Dollars, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our net asset value and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.

The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Throughout much of 2020 and 2021, the COVID-19 pandemic delivered a shock to the global economy. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations, including as a result of supply chain disruptions and decreased consumer demand, and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta and Omicron variants or other variants that might arise, which are highly uncertain and cannot be predicted.

As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.
During the three months ended March 31, 2022, there were no repurchases of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1
Fourth Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on February 4, 2022).

3.2	Bylaws of the Company (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 26, 2022).

10.1	Advisory Agreement (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

10.2	Managing Dealer Agreement (incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.3	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.4	Amended and Restated Administration Agreement*

10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

10.6
Loan and Servicing Agreement, dated as of February 3, 2022, by and among HLEND Holdings A, L.P., as borrower, HPS Corporate Lending Fund, as transferor and servicer, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on February 4, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit (s) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Lending Fund

May 16, 2022	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 16, 2022	/s/ Dohyun (Doris) Lee-Silvestri
Dohyun (Doris) Lee-Silvestri
Chief Financial Officer