Form 10-Q
period 2022-06-30
HPS Corporate Lending Fund
filed 2022-08-12
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES      NO  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 11, 2022 was 0, 10,981,468, 23,682,382, and 62,396,286 of Class S, Class D, Class I and Class F common shares, respectively. Common shares outstanding exclude August 1, 2022 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $3,097,264 and $0 at June 30, 2022 and December 31, 2021, respectively)	$3,026,264	$—
Cash and cash equivalents	162,654	3
Interest receivable	20,399	—
Deferred financing costs	12,465	—
Deferred offering costs	1,353	—
Unrealized appreciation on foreign currency forward contracts	47	—
Receivable for investments sold	2,978	—
Total assets	$3,226,160	$3
LIABILITIES
Debt	$788,371	$—
Payable for investments purchased	271,569	—
Interest payable	2,167	—
Due to affiliates	3,186	—
Distribution payable (Note 9)	12,931	—
Payable for share repurchases (Note 9)	980	—
Accrued expenses and other liabilities	137	—
Total liabilities	1,079,341	—
Commitments and contingencies (Note 8)
NET ASSETS
Common shares, $0.01 par value (88,288,438 and 100 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	883	—
Additional paid in capital	2,203,089	3
Distributable earnings (loss)	(57,153)	—
Total net assets	2,146,819	3
Total liabilities and net assets	$3,226,160	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
NET ASSET VALUE PER SHARE	(Unaudited)
Class D Shares:
Net assets	$248,011	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	10,199,496	—
Net asset value per share	$24.32	$—
Class I Shares:
Net assets	$546,682	$3
Common shares outstanding ($0.01 par value, unlimited shares authorized)	22,482,044	100
Net asset value per share	$24.32	$25.00
Class F Shares:
Net assets	$1,352,126	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	55,606,898	—
Net asset value per share	$24.32	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,341	$53,779
Payment-in-kind interest income	1,024	1,641
Other income	385	499
Total investment income	37,750	55,919
Expenses:
Interest expense	3,049	8,799
Management fees	5,656	7,081
Income based incentive fee	3,319	4,335
Distribution and shareholder servicing fees
Class D	137	168
Class F	1,370	1,701
Professional fees	578	990
Board of Trustees’ fees	125	263
Administrative service expenses (Note 3)	539	753
Other general & administrative	702	1,253
Amortization of offering costs	547	900
Total expenses	16,022	26,243
Expense support (Note 3)	(1,443)	(4,270)
Reimbursable expenses previously borne by Adviser (Note 3)	—	1,196
Distribution and shareholder servicing fees waived (Note 3)	(1,507)	(1,869)
Management fees waived (Note 3)	(5,656)	(7,081)
Incentive fees waived (Note 3)	(3,319)	(4,335)
Net expenses	4,097	9,884
Net investment income	33,653	46,035
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	61	78
Foreign currency forward contracts	82	82
Foreign currency transactions	2,989	3,273
Net realized gain (loss)	3,132	3,433
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(67,845)	(71,001)
Foreign currency forward contracts	29	47
Translation of assets and liabilities in foreign currencies	4,436	4,522
Net change in unrealized appreciation (depreciation)	(63,380)	(66,432)
Net realized and change in unrealized gain (loss)	(60,248)	(62,999)
Net increase (decrease) in net assets resulting from operations	$(26,595)	$(16,964)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Increase (decrease) in net assets from operations:
Net investment income	$33,653	$46,035
Net realized gain (loss)	3,132	3,433
Net change in unrealized appreciation (depreciation)	(63,380)	(66,432)
Net increase (decrease) in net assets resulting from operations	(26,595)	(16,964)
Distributions to common shareholders:
Class D	(3,882)	(4,742)
Class I	(8,757)	(11,287)
Class F	(19,450)	(24,160)
Net decrease in net assets resulting from distributions	(32,089)	(40,189)
Share transactions:
Class D:
Proceeds from shares sold	136,150	253,975
Distributions reinvested	925	979
Repurchased shares, net of early repurchase deduction	2	2
Net increase (decrease) from share transactions	137,077	254,956
Class I:
Proceeds from shares sold	289,853	557,897
Distributions reinvested	3,250	4,001
Repurchased shares, net of early repurchase deduction	5	5
Net increase (decrease) from share transactions	293,108	561,903
Class F:
Proceeds from shares sold	856,747	1,381,431
Distributions reinvested	5,972	6,666
Repurchased shares, net of early repurchase deduction	(987)	(987)
Net increase (decrease) from share transactions	861,732	1,387,110
Total increase (decrease) in net assets	1,233,233	2,146,816
Net assets, beginning of period	913,586	3
Net assets, end of period	$2,146,819	$2,146,819
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Six Months Ended June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(16,964)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	71,001
Net realized (gain) loss on investments	(78)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(47)
Net accretion of discount and amortization of premium, net	(2,874)
Amortization of deferred financing costs	444
Amortization of offering costs	900
Payment-in-kind interest capitalized	(1,556)
Purchases of investments	(3,165,369)
Proceeds from sale of investments and principal repayments	72,612
Changes in operating assets and liabilities:
Interest receivable	(20,399)
Receivable for investments sold	(2,978)
Payable for investments purchased	271,569
Due to affiliates	3,186
Interest payable	2,167
Accrued expenses and other liabilities	137
Net cash provided by (used in) operating activities	(2,788,249)
Cash flows from financing activities:
Borrowings of debt	1,586,471
Repayments of debt	(798,100)
Deferred financing costs paid	(12,909)
Deferred offering costs paid	(2,253)
Proceeds from issuance of common shares	2,193,303
Dividends paid in cash	(15,612)
Net cash provided by (used in) financing activities	2,950,900
Net increase (decrease) in cash and cash equivalents	162,651
Cash and cash equivalents, beginning of period	3
Cash and cash equivalents, end of period	$162,654
Supplemental information and non-cash activities:
Interest paid during the period	$6,632
Distribution payable	$12,931
Share repurchases accrued but not paid	$980
Reinvestment of dividends during the period	$11,646
Non-cash purchases of investments	$49,940
Non-cash sales of investments	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(5)(7)(11)						3/10/2027		2,990		(56)		$(76)
Arcfield Acquisition Corp (4)(11)		L + 5.75%		7.44%		3/10/2028		20,549		20,151		19,997
										20,095		19,921		0.93%
Automobiles and Parts
Foundation Automotive US Corp (4)(5)(7)(12)						12/24/2027		38,355		(575)		(575)
Foundation Automotive US Corp (4)(5)(12)		SF + 8.25% (incl 4.25% PIK)		10.52%		12/24/2027		40,017		39,417		39,418
Foundation Automotive Corp (4)(5)(12)		SF + 8.25% (incl 4.25% PIK)		10.52%		12/24/2027		16,165		15,922		15,922
Oil Changer Holding Corporation (4)(5)(12)		L + 6.75%		8.71%		2/8/2027		41,220		40,821		40,825
Oil Changer Holding Corporation (4)(5)(12)		L + 6.75%		8.71%		2/8/2027		8,655		8,571		8,572
Power Stop LLC (9)		L + 4.75%		5.99%		1/26/2029		21,945		21,741		18,159
										125,897		122,321		5.70%
Chemicals
Illuminate Buyer, LLC (8)		L + 3.50%		5.17%		6/30/2027		7,289		7,263		6,757
										7,263		6,757		0.31%
Construction and Materials
Nexus Intermediate III, LLC (4)(5)(7)(11)						12/6/2027		300		(5)		(1)
Nexus Intermediate III, LLC (4)(11)		L + 5.50%		7.13%		12/6/2027		1,182		1,163		1,178
										1,158		1,177		0.05%
Consumer Services
American Academy Holdings, LLC (4)(5)(12)		L + 11.00% (incl 6.25% PIK)		13.26%		1/2/2025		50,652		50,693		50,174
Asurion Corporation (8)		L + 3.13%		4.79%		11/3/2023		2,867		2,864		2,763
Asurion Corporation (5)(8)		L + 3.00%		4.67%		11/4/2024		1,990		1,966		1,871
Club Car Wash Operating, LLC (4)(5)(7)(12)		L + 6.00%		8.51%		6/16/2027		42,000		13,058		12,758
Club Car Wash Operating, LLC (4)(12)		L + 6.00%		7.72%		6/16/2027		27,930		27,539		27,337
Employbridge, LLC (11)		L + 4.75%		7.00%		7/19/2028		9,957		9,903		9,099
Express Wash Concepts (4)(5)(7)(12)						4/30/2027		63,000		(609)		(609)
Express Wash Concepts (4)(5)(12)		SF + 4.50%		6.13%		4/30/2027		26,933		26,671		26,672
Houghton Mifflin Harcourt Company (5)(9)		SF + 5.25%		6.88%		4/6/2029		30,000		29,120		27,281
PECF USS Intermediate Holding III Corporation (9)		L + 4.25%		5.92%		12/15/2028		14,937		14,852		13,534
Polyconcept North America Holdings, Inc. (5)(11)		SF + 5.50%		7.55%		5/12/2029		23,300		22,839		22,062
Spotless Brands, LLC (4)(5)(7)(11)		SF + 5.75%		8.54%		6/21/2028		43,750		1,316		1,316
Spotless Brands, LLC (4)(5)(7)(11)						6/21/2028		4,500		(90)		(90)
Spotless Brands, LLC (4)(5)(11)		SF + 5.75%		8.53%		6/21/2028		70,000		68,603		68,606
Stamps.com Inc. (4)(5)(11)		L + 5.75%		6.87%		10/5/2028		24,938		24,938		24,938
Thrasio LLC (5)(7)(12)						12/18/2026		2,972		(13)		(193)
Thrasio LLC (12)		L + 7.00%		9.25%		12/18/2026		2,942		2,930		2,751
TruGreen Limited Partnership (5)(11)		L + 4.00%		5.67%		11/2/2027		7,965		7,896		7,600
Zips Car Wash, LLC (4)(5)(7)(12)		L + 7.25%		8.25%		3/1/2024		1,000		905		903
Zips Car Wash, LLC (4)(12)		L + 7.25%		8.25%		3/1/2024		26,444		26,411		26,192
										331,792		324,965		15.14%
Electricity
IP Operating Portfolio I, LLC (4)(5)(7)(8)				7.88%		12/31/2029		27,428		956		884
										956		884		0.04%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(6)(12)		L + 7.25%		8.35%		2/9/2027		18,186		17,853		17,730
Yes Energy LLC (4)(5)(7)(11)		B + 5.25%		6.46%		4/21/2028		10,000		2,248		2,331
Yes Energy LLC (4)(5)(11)		B + 5.25%		6.86%		4/21/2028		26,000		25,297		25,560
										45,398		45,621		2.13%
General Industrials
BP Purchaser, LLC (4)(11)		L + 5.50%		7.19%		12/11/2028		27,933		27,412		27,105
Marcone Yellowstone Buyer Inc. (4)(5)(7)(11)		L + 5.50%		7.75%		6/23/2028		12,117		3,037		2,859
Marcone Yellowstone Buyer Inc. (4)(5)(11)		L + 5.50%		7.75%		6/23/2028		4,462		4,419		4,350
Marcone Yellowstone Buyer Inc. (4)(11)		L + 5.50%		7.75%		6/23/2028		50,627		49,867		49,349
Marcone Yellowstone Buyer Inc. (4)(5)(11)		L + 5.50%		7.75%		6/23/2028		13,431		13,299		13,092
										98,034		96,755		4.51%
Health Care Providers
Accelerated Health Systems, LLC (9)		SF + 4.25%		5.16%		2/15/2029		8,073		8,049		7,687
ATI Holdings Acquisition, Inc. (4)(5)(6)(12)		SF + 7.25%		8.25%		2/24/2028		40,255		39,504		39,179
Baart Programs, Inc. (4)(5)(7)(12)		L + 5.00%		6.67%		6/11/2027		17,476		8,977		8,761
ERC Topco Holdings, LLC (4)(5)(7)(11)						11/10/2028		780		(14)		—
ERC Topco Holdings, LLC (4)(5)(7)(11)						11/10/2027		1,000		(18)		—
ERC Topco Holdings, LLC (4)(11)		L + 5.50%		6.75%		11/10/2028		26,390		25,903		26,390
Medline Borrower, LP (9)		L + 3.25%		4.92%		10/23/2028		19,948		19,730		18,561
MPH Acquisition Holdings LLC (9)		L + 4.25%		5.82%		9/1/2028		4,656		4,533		4,300
Pediatric Associates Holding Company, LLC (5)(7)(9)		L + 3.25%		4.92%		2/8/2029		1,032		510		451
Pediatric Associates Holding Company, LLC (9)		L + 3.25%		5.08%		2/8/2029		6,800		6,770		6,375
Phoenix Newco, Inc. (9)		L + 3.25%		4.92%		11/15/2028		14,963		14,895		14,091
PTSH Intermediate Holdings, LLC (4)(5)(7)(11)						12/17/2027		3,953		(72)		(111)
PTSH Intermediate Holdings, LLC (4)(11)		L + 5.75%		8.00%		12/17/2027		20,994		20,608		20,406
Tenet Healthcare Corp (5)(6)(8)				5.13%		11/1/2027		10,000		10,145		9,017
Tivity Health Inc (4)(5)(11)		SF + 6.00%		8.01%		6/28/2029		112,560		109,753		109,746
										269,273		264,853		12.34%
Household Goods and Home Construction
LHS Borrower, LLC (9)		SF + 4.75%		6.38%		2/16/2029		21,945		21,734		19,001
										21,734		19,001		0.89%
Industrial Engineering
Standard Industries, Inc. (9)		L + 2.50%		3.79%		9/22/2028		1,295		1,295		1,255
Time Manufacturing Holdings, LLC (4)(5)(7)(11)		L + 6.50%		7.30%		12/1/2027		1,000		434		422
Time Manufacturing Holdings, LLC (4)(11)		L + 6.50%		7.30%		12/1/2027		12,204		11,955		11,805
Time Manufacturing Holdings, LLC (4)(11)		E + 6.50%		7.25%		12/1/2027		€8,465		9,378		8,578
Time Manufacturing Holdings, LLC (4)(5)(11)		E + 6.50%		7.25%		12/1/2027		€4,807		4,957		4,870
TK Elevator U.S. Newco, Inc. (6)(9)		L + 3.50%		4.02%		7/30/2027		7,738		7,753		7,269
										35,772		34,199		1.59%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		L + 7.50%		9.66%		9/8/2026		3,076		2,996		2,969
										2,996		2,969		0.14%
Industrial Support Services
Acuris Finance US, Inc (5)(9)		SF + 4.00%		6.20%		2/16/2028		12,500		12,408		11,823
Allied Universal Holdco LLC (9)		L + 3.75%		5.42%		5/12/2028		3,047		3,036		2,799
Argos Health Holdings, Inc. (4)(11)		L + 5.50%		6.71%		12/6/2027		663		651		659
Becklar, LLC (4)(5)(7)(12)		L + 6.85%		8.92%		12/21/2026		1,000		(5)		(13)
Becklar, LLC (4)(12)		L + 6.85%		8.49%		12/21/2026		5,813		5,694		5,648
Eagle 2021 Lower Merger Sub, LLC (4)(11)		L + 5.50%		6.71%		12/6/2027		829		814		824
Galaxy US Opco Inc. (5)(9)		SF + 4.75%		6.28%		4/29/2029		26,300		25,654		24,755
Guidehouse Inc. (4)(5)(11)		L + 5.50%		7.17%		10/16/2028		4,975		4,926		4,855

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
IG Investments Holdings, LLC (4)(5)(7)(13)		P + 5.00%		9.75%		9/22/2027		1,726		450		425
IG Investments Holdings, LLC (4)(11)		L + 6.00%		8.25%		9/22/2028		22,620		22,287		21,923
IG Investments Holdings, LLC (4)(11)		L + 6.00%		8.25%		9/22/2028		1,866		1,848		1,808
Mckissock Investment Holdings, LLC (11)		SF + 5.00%		5.95%		3/4/2029		29,925		29,633		29,027
NBG Acquisition Corp. (4)(5)(7)(11)		L + 5.25%		6.90%		11/6/2028		1,000		34		26
NBG Acquisition Corp. (4)(5)(7)(11)						11/6/2028		18,760		(277)		(419)
NBG Acquisition Corp. (4)(5)(7)(11)						11/6/2028		14,070		(208)		(315)
NBG Acquisition Corp. (4)(5)(7)(11)		L + 5.25%		6.49%		11/6/2028		2,876		477		525
NBG Acquisition Corp. (4)(11)		L + 5.25%		6.49%		11/6/2028		21,612		21,462		21,129
Sedgwick Claims Management Services, Inc. (8)		L + 3.25%		4.92%		12/31/2025		14,451		14,348		13,609
Southern Graphics Inc. (4)(5)(7)(12)						11/17/2026		1,000		(24)		(33)
Southern Graphics Inc. (4)(12)		L + 7.50%		8.94%		11/17/2026		10,227		9,977		9,892
Vaco Holdings, LLC (11)		SF + 5.00%		7.20%		1/22/2029		12,686		12,629		12,242
										165,814		161,189		7.51%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)(8)						5/31/2029		€11,245		(358)		(349)
E.S.G. Movilidad, S.L.U. (4)(5)(6)(8)		E + 6.75%		6.75%		5/31/2029		€8,096		8,431		8,229
E.S.G. Movilidad, S.L.U. (4)(5)(6)(8)		E + 6.75%		6.75%		5/31/2029		€22,264		23,186		22,630
EquipmentShare.com Inc. (4)(9)		L + 7.75%		9.19%		11/16/2026		4,236		4,155		4,109
EquipmentShare.com Inc. (4)(9)		L + 7.75%		9.19%		11/16/2026		16,945		16,620		16,437
										52,034		51,056		2.38%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		L + 3.50%		5.81%		8/2/2028		7,980		7,897		7,461
Rocket Software, Inc. (5)(8)		L + 4.25%		5.92%		11/28/2025		7,235		7,167		6,746
										15,064		14,207		0.66%
Leisure Goods
Jam City, Inc. (4)(12)		L + 7.00%		9.26%		9/7/2027		2,897		2,872		2,893
Jam City, Inc. (4)(5)(7)(12)						9/7/2027		732		(13)		(1)
Tilting Point Media LLC (4)(5)(7)(12)						2/26/2027		6,372		(178)		(220)
Tilting Point Media LLC (4)(5)(7)(12)						2/26/2027		2,916		(82)		(101)
Tilting Point Media LLC (4)(12)		L + 8.00%		9.67%		2/26/2027		8,263		8,030		7,977
										10,629		10,548		0.49%
Life Insurance
OneDigital Borrower LLC (9)		SF + 4.25%		5.88%		11/16/2027		5,970		5,957		5,672
										5,957		5,672		0.26%
Media
2080 Media, Inc. (4)(5)(7)(11)		SF + 6.50%		8.55%		3/14/2029		29,561		12,241		11,984
2080 Media, Inc. (4)(5)(7)(11)						3/14/2028		13,795		(262)		(370)
2080 Media, Inc. (4)(11)		SF + 6.50%		8.55%		3/14/2029		55,180		54,105		53,638
Ancestry.com Inc. (5)(9)		L + 3.25%		4.92%		12/6/2027		12,894		12,693		11,798
Associations Inc. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		7.50%		7/2/2027		476		471		471
Associations Inc. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		7.84%		7/2/2027		987		978		987
Associations Inc. (4)(5)(12)		SF + 6.50% (incl 2.50% PIK)		7.22%		7/2/2027		990		981		981
Associations Inc. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		7.88%		7/2/2027		598		592		598
Associations Inc. (4)(5)(7)(12)						7/2/2027		403		(4)		(4)
Associations Inc.. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		7.50%		7/2/2027		4,085		4,045		4,046
Aventine Intermediate LLC (4)(5)(7)(11)		L + 6.00% (incl 4.00% PIK)		7.61%		6/18/2027		1,012		889		878
Aventine Intermediate LLC (4)(11)		L + 6.00% (incl 4.00% PIK)		7.61%		6/18/2027		17,744		17,425		17,263

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Cengage Learning Inc (6)(12)		L + 4.75%		5.75%		6/29/2026		2,697			2,704		2,441
Kobalt London Limited (4)(5)(6)(7)(11)						2/25/2027		13,125			(247)		(86)
Kobalt London Limited (4)(6)(11)		SF + 6.50%		7.99%		2/25/2027		13,125			12,880		13,039
Mav Acquisition Corporation (9)		L + 4.75%		5.55%		7/28/2028		13,940			13,808		12,662
McGraw-Hill Education, Inc. (5)(8)				5.75%		8/1/2028		1,750			1,490		1,502
Regency Entertainment (USA), Inc. (4)(5)(12)		L + 6.75%		8.25%		11/22/2025		30,000			29,706		29,716
The NPD Group L.P. (4)(5)(7)(11)		L + 6.00%		7.32%		12/1/2027		638			2		2
The NPD Group L.P. (4)(5)(11)		L + 6.00%		7.57%		12/1/2028		9,338			9,245		9,248
											173,742		170,794		7.96%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(5)(7)(13)		P + 6.50%		11.25%		2/23/2028		2,358			1,996		1,979
ABB/CON-CISE Optical Group LLC (4)(11)		L + 7.50%		8.26%		2/23/2028		22,585			22,045		21,882
Coding Solutions Acquisition, Inc. (4)(5)(7)(11)						5/11/2028		22,875			(447)		(447)
Coding Solutions Acquisition, Inc. (4)(5)(7)(11)						5/11/2028		10,875			(212)		(213)
Coding Solutions Acquisition, Inc. (4)(5)(11)		SF + 5.75%		7.07%		5/11/2028		76,250			74,749		74,760
Plasma Buyer LLC (4)(5)(7)(11)						5/12/2029		22,070			(433)		(433)
Plasma Buyer LLC (4)(5)(7)(11)						5/12/2028		9,458			(185)		(185)
Plasma Buyer LLC (4)(5)(11)		SF + 5.75%		7.80%		5/12/2029		85,125			83,447		83,455
SDC US Smilepay SPV (4)(5)(7)(12)		L + 10.75%		12.16%		10/27/2025		75,804			16,430		16,442
											197,390		197,240		9.19%
Non-life Insurance
Alera Group, Inc. (4)(5)(7)(11)		L + 5.50%		7.17%		10/2/2028		21,863			5,936		6,033
Alera Group, Inc. (4)(5)(7)(11)		L + 5.50%		7.17%		10/2/2028		12,587			12,145		12,156
Alera Group, Inc. (4)(11)		L + 5.50%		7.17%		10/2/2028		44,396			44,358		44,396
Alliant Holdings Intermediate, LLC (5)(9)		L + 3.50%		5.01%		11/5/2027		14,937			14,826		13,940
AmWins Group, LLC (11)		L + 2.25%		3.92%		2/21/2028		4,668			4,640		4,425
Brightstar Escrow Corp. (5)(8)				9.75%		10/15/2025		1,000			981		948
Galway Borrower LLC (4)(5)(7)(11)						9/29/2028		4,654			(27)		(138)
Galway Borrower LLC (4)(5)(7)(11)						9/30/2027		2,216			(39)		(66)
Galway Borrower LLC (4)(11)		L + 5.25%		7.50%		9/29/2028		57,234			56,686		55,537
Higginbotham Insurance Agency, Inc. (4)(5)(7)(11)		L + 5.50%		7.17%		11/25/2026		48			6		6
Higginbotham Insurance Agency, Inc. (4)(5)(11)		L + 5.50%		7.17%		11/25/2026		9,927			9,829		9,832
HUB International Limited (11)		L + 3.25%		4.35%		4/25/2025		11,927			11,863		11,343
Integrity Marketing Acquisition LLC (4)(5)(7)(11)		L + 5.50%		7.50%		8/27/2025		57,836			52,666		51,952
Integrity Marketing Acquisition LLC (4)(5)(7)(11)						8/27/2025		20,965			(416)		(416)
Patriot Growth Insurance Services, LLC (4)(5)(7)(11)						10/16/2028		509			(9)		—
Patriot Growth Insurance Services, LLC (4)(5)(7)(11)						10/16/2028		822			(15)		—
Patriot Growth Insurance Services, LLC (4)(11)		L + 5.25%		6.29%		10/16/2028		6,786			6,663		6,786
RSC Acquisition, Inc. (4)(5)(7)(11)						10/30/2026		40,000			(393)		(383)
RSC Acquisition, Inc. (4)(5)(7)(11)						10/30/2026		467			—		—
RSC Acquisition, Inc. (4)(5)(11)		L + 5.50%		6.74%		10/30/2026		14,496			14,496		14,496
Trupanion, Inc. (4)(5)(6)(7)(11)						3/25/2027		26,250			(374)		(556)
Trupanion, Inc. (4)(5)(6)(7)(11)						3/25/2027		6,576			(93)		(139)
Trupanion, Inc. (4)(5)(6)(11)		SF + 5.00%		7.20%		3/25/2027		20,948			20,646		20,504
USI Inc/NY (8)		L + 3.00%		5.25%		5/16/2024		12,596			12,501		12,104
											266,876		262,760		12.24%
Personal Care, Drug and Grocery Stores
Diamond (BC) B.V. (6)(9)		L + 2.75%		3.99%		9/29/2028		9,416			9,337		8,733
Vermont Aus Pty Ltd (4)(6)(11)		SF + 5.65%		7.70%		3/23/2028		26,184			25,552		25,351
Vermont Aus Pty Ltd (4)(6)(11)		B + 5.75%		7.61%		3/23/2028		A$	35,661		26,091		23,827
											60,980		57,911		2.70%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)(8)						5/23/2028		€7,957		(209)		(205)
Daphne S.P.A. (4)(5)(6)(8)		E + 6.25%		6.25%		5/23/2028		€41,376		43,130		42,277
Spanx, LLC (4)(5)(7)(11)						11/18/2027		5,000		(90)		(35)
Spanx, LLC (4)(11)		L + 5.50%		7.10%		11/20/2028		29,850		29,301		29,683
										72,132		71,720		3.34%
Pharmaceuticals and Biotechnology
CPI Buyer, LLC (4)(5)(7)(11)		L + 5.50%		7.07%		11/1/2028		4,344		367		418
CPI Buyer, LLC (4)(5)(7)(11)		L + 5.50%		7.11%		10/30/2026		2,115		395		423
CPI Buyer, LLC (4)(11)		L + 5.50%		7.07%		11/1/2028		25,338		24,965		25,338
Organon & Co. (6)(9)		L + 3.00%		4.63%		6/2/2028		9,594		9,609		9,259
PetVet Care Centers LLC (11)		L + 3.50%		5.17%		2/14/2025		7,763		7,699		7,342
										43,035		42,780		1.99%
Real Estate Investment and Services
850 Third Avenue Mezz I, LLC (4)(5)(7)(9)		L + 6.50%		7.56%		10/1/2024		2,791		2,127		2,116
850 Third Avenue Owner LLC (4)(5)(9)		L + 6.50%		7.56%		10/1/2024		4,726		4,691		4,672
OEG Borrower, LLC (5)(9)		SF + 5.00%		6.78%		5/20/2029		40,000		38,403		38,100
										45,221		44,888		2.09%
Retailers
PetSmart Inc / PetSmart Finance Corp (5)(8)				4.75%		2/15/2028		3,035		2,644		2,625
Petsmart, LLC (11)		L + 3.75%		4.50%		2/11/2028		7,596		7,592		7,173
The Michaels Companies, Inc. (11)		L + 4.25%		6.50%		4/14/2028		2,866		2,839		2,380
The Talbots, Inc. (4)(12)		L + 8.00%		10.03%		11/17/2026		8,102		7,864		7,800
										20,939		19,978		0.93%
Software and Computer Services
Applied Systems, Inc (9)		L + 3.00%		5.25%		9/19/2024		14,878		14,832		14,317
Armstrong Bidco Limited (4)(5)(6)(7)(8)						6/28/2029		£47,995		(1,460)		(1,459)
Armstrong Bidco Limited (4)(5)(6)(8)		SN + 5.75%		6.94%		6/28/2029		£91,991		109,292		109,175
AxiomSL Group, Inc. (4)(5)(7)(12)						12/3/2027		744		—		—
AxiomSL Group, Inc. (4)(5)(7)(12)						12/3/2025		812		—		—
AxiomSL Group, Inc. (4)(5)(12)		L + 6.00%		7.67%		12/3/2027		11,416		11,416		11,416
Barracuda Networks, Inc. (5)(9)		SF + 4.50%		6.00%		5/17/2029		21,500		20,855		20,667
Bottomline Technologies, Inc. (4)(5)(7)(11)						5/15/2028		385		(4)		(4)
Bottomline Technologies, Inc. (4)(5)(11)		SF + 5.50%		6.74%		5/14/2029		4,615		4,570		4,571
Calabrio, Inc. (4)(5)(7)(12)						4/16/2027		2,687		—		—
Calabrio, Inc. (4)(5)(12)		L + 7.00%		9.25%		4/16/2027		22,313		22,313		22,313
CCC Intelligent Solutions Inc. (9)		L + 2.25%		4.50%		9/21/2028		10,121		10,067		9,630
DS Admiral Bidco, LLC (4)(5)(7)(12)						3/16/2026		966		(10)		(9)
DS Admiral Bidco, LLC (4)(5)(12)		L + 5.75%		6.99%		3/16/2028		9,011		8,922		8,924
DTI Holdco, Inc. (5)(11)		SF + 4.75%		6.28%		4/21/2029		30,000		29,412		28,168
Endure Digital, Inc. (11)		L + 3.50%		4.62%		2/10/2028		2,670		2,652		2,408
FinThrive Software Intermediate Holdings Inc (9)		L + 4.00%		5.67%		12/18/2028		8,668		8,647		8,061
GovCIO Buyer Company (4)(12)		L + 5.50%		7.75%		8/18/2027		10,995		10,800		10,661
Helios Software Holdings, Inc. (5)(12)		SF + 3.75%		5.95%		3/13/2028		16,670		16,506		15,370
Huskies Parent, Inc. (4)(5)(7)(11)						11/3/2028		1,000		(18)		(30)
Huskies Parent, Inc. (4)(5)(7)(11)		L + 5.50%		6.62%		11/3/2027		1,000		512		501
Huskies Parent, Inc. (4)(11)		L + 5.50%		7.11%		11/3/2028		25,538		25,072		24,761
Hyland Software, Inc. (5)(11)		L + 3.50%		5.17%		7/1/2024		12,946		12,852		12,527
LMI Inc/DE (9)		L + 3.75%		5.42%		10/2/2028		14,945		14,855		13,236
GoTo Group Inc (5)(8)		L + 4.75%		6.35%		8/31/2027		6,977		6,871		5,390
McAfee Corp. (9)		SF + 4.00%		5.15%		3/1/2029		8,000		7,962		7,307
Medallia, Inc. (4)(5)(11)		L + 6.00%		7.67%		10/29/2028		70,000		70,000		70,000

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Mitchell International, Inc. (9)		L + 3.75%		5.35%		10/16/2028			14,888		14,798		13,604
New Era Technology, Inc. (4)(5)(12)		L + 6.25%		7.49%		10/31/2026			19,950		19,950		19,532
Peraton Inc. (11)		L + 3.75%		5.42%		2/1/2028			3,736		3,739		3,519
Perforce Software, Inc. (4)(5)(9)		SF + 4.50%		6.03%		7/1/2026			20,000		19,513		19,515
Project Alpha Intermediate Holding, Inc. (5)(8)		L + 4.00%		5.67%		4/26/2024			5,980		5,950		5,769
Project Ruby Ultimate Parent Corp (11)		L + 3.25%		4.92%		3/10/2028			7,406		7,398		6,964
Quail Buyer, Inc. (4)(11)		L + 5.25%		6.50%		10/1/2027			7,481		7,337		7,574
Quasar Intermediate Holdings Ltd (9)		SF + 4.25%		5.47%		2/1/2029			14,000		13,877		12,499
Riley MergeCo LLC (4)(5)(7)(12)						9/23/2027			456		(10)		(15)
Riley MergeCo LLC (4)(5)(7)(12)						9/23/2027			304		(7)		(10)
Riley MergeCo LLC (4)(12)		L + 6.00% (incl 2.75% PIK)		7.62%		9/23/2027			1,685		1,649		1,630
Smarsh Inc. (4)(5)(7)(11)						2/16/2029			4,286		(81)		(120)
Smarsh Inc. (4)(5)(7)(11)						2/16/2029			1,071		(20)		(30)
Smarsh Inc. (4)(11)		SF + 6.50%		7.25%		2/16/2029			17,143		16,822		16,663
TA TT Buyer, LLC (5)(9)		SF + 5.25%		7.30%		4/21/2029			15,000		14,852		14,569
Tricentis Americas, Inc. (4)(5)(7)(12)						5/13/2024			8,751		(72)		(100)
Tricentis Americas, Inc. (4)(5)(7)(12)						5/13/2024			499		(4)		(6)
Tricentis Americas, Inc. (4)(12)		SF + 4.25%		6.41%		5/13/2024			15,591		15,466		15,413
TriMech Acquisition Corp. (4)(5)(7)(12)		SF + 4.75%		6.27%		3/10/2028			3,289		345		321
TriMech Acquisition Corp. (4)(12)		SF + 4.75%		6.80%		3/10/2028			21,656		21,342		21,169
TriMech Acquisition Corp. (4)(5)(12)		SN + 4.75%		6.41%		3/10/2028			£36,900		44,575		43,902
UKG Inc (9)		L + 3.25%		4.21%		5/4/2026			7,960		7,927		7,479
User Zoom Technologies, Inc. (4)(5)(11)		SF + 5.75%		6.50%		4/5/2029			18,948		18,579		18,582
Zayo Group, LLC (8)		L + 3.00%		4.67%		3/9/2027			5,351		5,285		4,954
Zelis Payments Buyer, Inc. (5)(8)		L + 3.50%		4.56%		9/30/2026			13,954		13,877		13,180
											660,003		644,458		30.02%
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF + 3.35%		5.75%		2/1/2029			8,000		7,976		7,376
TechInsights Inc (4)(6)(12)		L + 6.63%		8.88%		11/9/2027			998		978		989
TechInsights Inc (4)(6)(12)		L + 6.63%		8.88%		11/9/2027			2,591		2,541		2,570
											11,495		10,935		0.51%
Telecommunications Equipment
Delta Topco, Inc. (5)(11)		L + 3.75%		5.84%		12/1/2027			4,987		4,905		4,529
											4,905		4,529		0.21%
Telecommunications Service Providers
Directv Financing LLC / Directv Financing Co-Obligor Inc (5)(8)				5.88%		8/15/2027			10,000		9,904		8,628
Directv Financing, LLC (11)		L + 5.00%		6.67%		8/2/2027			8,888		8,908		8,209
DISH DBS Corporation (8)				5.25%		12/1/2026			7,703		7,400		6,025
OpenMarket Inc. (4)(6)(11)		L + 6.25%		8.50%		9/17/2026			4,963		4,855		4,809
Radiate Holdco LLC (5)(11)		L + 3.25%		4.92%		9/25/2026			14,955		14,883		13,943
Radiate Holdco LLC / Radiate Finance Inc (8)				4.50%		9/15/2026			1,000		946		864
											46,896		42,478		1.98%
Travel and Leisure
AD1 LBV1, LLC (4)(5)(7)(10)		L + 6.75%		7.81%		12/10/2024			365		233		231
AD1 LBV1, LLC (4)(5)(10)		L + 6.75%		7.81%		12/10/2024			19,002		18,812		18,754
Artemis Bidco Limited (4)(6)(7)(8)		SN + 6.00%		7.19%		9/8/2028			£2,437		294		253
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		7.19%		9/8/2028			£7,749		10,037		9,203
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		7.19%		9/8/2028			£4,509		5,885		5,356
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		7.19%		9/8/2028			£4,676		6,103		5,554
Canoe Bidco Pty Limited (4)(5)(6)(7)(9)						5/20/2026		A$	31,969		(437)		(429)
Canoe Bidco Pty Limited (4)(5)(6)(9)		B + 6.50%		8.36%		5/20/2026		A$	137,468		94,814		93,022

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
IRB Holding Corp. (12)		L + 2.75%		4.42%		2/5/2025		6,144		6,121		5,840
										141,862		137,784		6.42%
Total First Lien debt										2,955,342		2,890,350		134.65%

Second Lien debt
Consumer Services
Asurion Corporation (5)(8)		L + 5.25%		6.92%		1/31/2028		5,165		5,100		4,435
										5,100		4,435		0.21%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(9)		SF + 8.25%		9.78%		4/29/2030		9,000		8,778		8,780
										8,778		8,780		0.41%
Software and Computer Services
UKG Inc (9)		L + 5.25%		6.21%		5/3/2027		23,185		22,989		21,574
										22,989		21,574		1.00%
Total Second Lien debt										36,867		34,789		1.62%

Unsecured debt
Automobiles and Parts
Ford Motor Credit Company LLC (5)(6)(8)				4.13%		8/4/2025		10,000		9,977		9,500
										9,977		9,500		0.44%
Health Care Providers
Centene Corp (5)(6)(8)				4.25%		12/15/2027		8,900		8,926		8,310
										8,926		8,310		0.39%
Mortgage Real Estate Investment Trusts
Starwood Property Trust, Inc. (5)(6)(8)				3.75%		12/31/2024		10,000		9,863		9,118
										9,863		9,118		0.42%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (5)(8)				6.75%		10/15/2027		6,490		5,812		5,776
HUB International Limited (5)(8)				7.00%		5/1/2026		6,766		6,376		6,396
USI Inc/NY (5)(8)				6.88%		5/1/2025		4,753		4,541		4,593
										16,729		16,765		0.78%
Media
Netflix Inc (5)(6)(8)				3.63%		6/15/2025		10,000		10,035		9,525
										10,035		9,525		0.44%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (5)(8)				5.50%		5/1/2026		10,000		10,166		9,773
Level 3 Financing, Inc. (5)(8)				3.63%		1/15/2029		3,000		2,596		2,319
Sirius XM Radio Inc. (5)(8)				3.13%		9/1/2026		10,000		9,524		8,851
T-Mobile USA, Inc. (5)(8)				2.25%		2/15/2026		10,000		9,469		9,090
										31,755		30,033		1.40%
Total Unsecured debt										87,285		83,251		3.87%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Structured Finance
Structured Finance investments
AMMC CLO 21 LTD (5)(6)(8)		L + 3.10%		4.39%		11/2/2030		2,150		1,882		1,882
AMMC CLO 21 LTD (5)(6)(8)		L + 6.50%		7.79%		11/2/2030		2,626		2,332		2,249
Carlyle Global Market Strategies (5)(6)(8)		L + 5.40%		6.46%		10/20/2027		1,750		1,459		1,460
CENT CLO 16, L.P. (5)(6)(8)		SF + 8.07%		10.57%		7/20/2034		3,000		2,805		2,805
Dryden 108 CLO Ltd (5)(6)(8)						7/18/2035		2,900		2,291		2,291
OCP CLO 2017-14 Ltd (5)(6)(8)		SF + 6.80%		7.65%		1/15/2033		1,469		1,267		1,292
Shackleton 2019-XV CLO Ltd (5)(6)(8)		L + 6.66%		7.70%		1/15/2032		3,000		2,600		2,725
Silver Creek CLO Ltd (5)(6)(8)		L + 5.62%		6.68%		7/20/2030		2,000		1,766		1,774
Voya CLO Ltd (5)(6)(8)		L + 3.55%		4.59%		4/17/2030		1,500		1,301		1,329
										17,703		17,807		0.83%
Total Structured Finance										17,703		17,807		0.83%

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)(5)								2		67		67
Total Equity Investments										67		67		—
Total Investments - Non-Controlled/Non-Affiliated										$3,097,264		$3,026,264		140.97%
Total Investment Portfolio										$3,097,264		$3,026,264		140.97%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares								154,558		154,558		$154,558
Cash										8,096		8,096
Total Cash and Cash Equivalents										$162,654		$162,654		7.58%
Total Investment Portfolio, Cash and Cash Equivalents										$3,259,918		$3,188,918		148.55%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF") or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, SOFR, or BBSW and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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

(5) These debt investments are not pledged as collateral under HLEND-A Funding Facility.

(6) The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 16.6% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Express Wash Concepts	1st Lien Senior Secured Delayed Draw Loan	$63,000	$(609)
SDC US Smilepay SPV	1st Lien Senior Secured Delayed Draw Loan	56,481	(2,146)
Armstrong Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	58,420	(1,459)
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	41,563	(828)
RSC Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	40,000	(383)
Foundation Automotive US Corp	1st Lien Senior Secured Delayed Draw Loan	38,355	(575)
Canoe Bidco Pty Limited	1st Lien Senior Secured Delayed Draw Loan	22,062	(429)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	28,351	(601)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	26,250	(556)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	25,841	(662)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,875	(447)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(433)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	20,965	(416)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(419)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	(468)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	15,830	—
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	14,070	(315)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	(370)
Kobalt London Limited	1st Lien Senior Secured Delayed Draw Loan	13,125	(86)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	11,780	(349)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	10,875	(213)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,458	(185)
Marcone Yellowstone Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	8,952	(226)
Tricentis Americas, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,751	(100)
Baart Programs, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,340	(179)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,335	(205)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	7,500	(127)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(139)
Tilting Point Media LLC	1st Lien Senior Secured Delayed Draw Loan	6,372	(220)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	5,003	(76)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	(35)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	4,654	(138)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	4,500	(90)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	4,286	(120)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,953	(111)
CPI Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,926	—
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(76)
Thrasio LLC	1st Lien Senior Secured Delayed Draw Loan	2,972	(193)
Tilting Point Media LLC	1st Lien Senior Secured Revolving Loan	2,916	(101)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,895	(65)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	2,687	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,286	(51)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(66)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,641	(64)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	1,692	—
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,251	(36)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(30)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(30)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,000	—
Southern Graphics Inc.	1st Lien Senior Secured Revolving Loan	1,000	(33)
Becklar, LLC	1st Lien Senior Secured Delayed Draw Loan	985	(28)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(9)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(21)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	—
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	780	—
AxiomSL Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	744	—
Jam City, Inc.	1st Lien Senior Secured Delayed Draw Loan	732	(1)
850 Third Avenue Mezz I, LLC	1st Lien Senior Secured Delayed Draw Loan	643	(7)
The NPD Group L.P.	1st Lien Senior Secured Revolving Loan	630	(6)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	545	(18)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	516	(32)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	509	—
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(6)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	471	(13)
RSC Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	467	—
Riley MergeCo LLC	1st Lien Senior Secured Delayed Draw Loan	456	(15)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	431	—
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	(4)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(4)
ABB/CON-CISE Optical Group LLC	1st Lien Senior Secured Revolving Loan	307	(9)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(10)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	(1)
AD1 LBV1, LLC	1st Lien Senior Secured Delayed Draw Loan	130	(2)
Aventine Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	107	(3)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	87	(1)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	42	—
Total		$719,467	$(14,650)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2022
(in thousands)
(Unaudited)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2022 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2022 was 0.60%.
(11)The interest rate floor on these investments as of June 30, 2022 was 0.75%.
(12)The interest rate floor on these investments as of June 30, 2022 was 1.00%.
(13)The interest rate floor on these investments as of June 30, 2022 was 1.75%.
ADDITIONAL INFORMATION
Foreign currency forward contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 4,214	Australian Dollars 6,102	Goldman Sachs Bank USA	9/21/2022	$80
U.S. Dollars 95,933	Australian Dollars 138,843	Goldman Sachs Bank USA	12/21/2022	97
U.S. Dollars 118	Euro 112	Goldman Sachs Bank USA	8/29/2022	8
U.S. Dollars 10,675	Euro 10,130	Goldman Sachs Bank USA	9/21/2022	54
U.S. Dollars 77,943	Euro 72,453	Goldman Sachs Bank USA	6/21/2023	(218)
U.S. Dollars 44,823	British Pound 36,766	Goldman Sachs Bank USA	9/21/2022	178
U.S. Dollars 595	British Pound 488	Goldman Sachs Bank USA	10/21/2022	47
U.S. Dollars 115,105	British Pound 93,831	Goldman Sachs Bank USA	6/21/2023	(199)
Total				$47

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

Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period(s) presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
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
The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Proxima, LLC and HLEND FEP, LLC. All intercompany transactions have been eliminated in consolidation.
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
•The Adviser’s valuation committee (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
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
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedule of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.
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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2022, the Company recorded non-recurring interest income of $0.7 million and $1.4 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, there were no loans placed on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2022, the Company recorded PIK income of $1.0 million and $1.6 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2022, the Company recorded other income of $0.4 million and $0.5 million, respectively.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes, if any, are presented net against the outstanding debt balance of the related security.
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
For the three and six months ended June 30, 2022, the Company did not accrue any U.S. federal income tax or excise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is evaluating the potential impact, if any, of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.
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
The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related Securities and Exchange Commission (the “SEC”) guidance and interpretations.

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

The Adviser has agreed to waive the base management fee from the date on which the Company broke escrow for the Offering through November 3, 2022.

For the three and six months ended June 30, 2022, base management fees earned were $5.7 million and $7.1 million, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2022, no amounts were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i) Income based incentive fee

The income based incentive fee will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through November 3, 2022. For the three and six months ended June 30, 2022, income based incentive fees were $3.3 million and $4.3 million, respectively, all of which was voluntarily waived by the Adviser. As of June 30, 2022, no amounts were payable to the Adviser relating to income based incentive fees.

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
For the three and six months ended June 30, 2022, there were no accrued capital gains incentive fees.
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Administration Agreement”) with the Administrator under which the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board of Trustees (the “Board”), managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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
For the three and six months ended June 30, 2022, the Company incurred $0.5 million and $0.8 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2022, there was $0.2 million of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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
The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares from the date on which the Company broke escrow for the Offering through November 3, 2022.
The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S, Class D or Class F shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S, Class D or Class F shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.2 million attributable to Class D shares, and $1.4 million and $1.7 million attributable to Class F shares, respectively, all of which were waived during the periods.
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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$—	$2,384
March 31, 2022	443	—	443
April 30, 2022	718	—	718
May 31, 2022	725	—	725
Total	$4,270	$—	$4,270
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

For the three and six months ended June 30, 2022, the Adviser made Expense Payments in the amount of $1.4 million and $4.3 million, respectively. For the three and six months ended June 30, 2022, there were no Reimbursement Payments made to the Adviser. The Adviser waived its right to receive such Reimbursement Payment, if any, for each calendar month since the Company broke escrow.
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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,955,342	$2,890,350	95.51%
Second lien debt	36,867	34,789	1.15
Unsecured debt	87,285	83,251	2.75
Structured finance investments	17,703	17,807	0.59
Equity investments	67	67	—
Total	$3,097,264	$3,026,264	100.00%
The industry composition of investments at fair value was as follows:

	June 30, 2022
	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$666,032	22.01%
Consumer Services	329,400	10.86
Non-life Insurance	279,525	9.24
Health Care Providers	273,163	9.03
Medical Equipment and Services	197,240	6.52
Media	180,319	5.96
Industrial Support Services	169,969	5.62
Travel and Leisure	137,784	4.55
Automobiles and Parts	131,821	4.36
General Industrials	96,755	3.20
Telecommunications Service Providers	72,511	2.40
Personal Goods	71,720	2.37
Personal Care, Drug and Grocery Stores	57,911	1.91
Industrial Transportation	51,056	1.69
Finance and Credit Services	45,621	1.51
Real Estate Investment and Services	44,888	1.48
Pharmaceuticals and Biotechnology	42,780	1.41
Industrial Engineering	34,199	1.13
Retailers	19,978	0.66
Aerospace and Defense	19,921	0.66
Household Goods and Home Construction	19,001	0.63
Structured Finance	17,807	0.59
Investment Banking and Brokerage Services	14,207	0.47
Technology Hardware and Equipment	10,935	0.36
Leisure Goods	10,548	0.35
Mortgage Real Estate Investment Trusts	9,118	0.30
Chemicals	6,757	0.22
Life Insurance	5,672	0.19
Telecommunications Equipment	4,529	0.15
Industrial Metals and Mining	2,969	0.10
Construction and Materials	1,177	0.04

Electricity	951	0.03
Total	$3,026,264	100.00%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$146,020	$141,771	4.68%	6.60%
Canada	3,519	3,559	0.12	0.17
Italy	42,921	42,072	1.39	1.96
Spain	31,259	30,510	1.01	1.42
United Kingdom	130,151	128,082	4.23	5.97
United States	2,743,394	2,680,270	88.57	124.85
Total	$3,097,264	$3,026,264	100.00%	140.97%
As of June 30, 2022, there were no investments in the portfolio on non-accrual status.
As of June 30, 2022, on a fair value basis, 96.2% of performing debt investments bore interest at a floating rate and 3.8% of performing debt investments bore interest at a fixed rate.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact, if any, of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with requirements of Rule 2a-5 on or before the compliance date in September 2022.

The following table presents the fair value hierarchy of financial instruments:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$735,632	$2,154,718	$2,890,350
Second lien debt	—	26,009	8,780	34,789
Unsecured debt	—	83,251	—	83,251
Structured finance investments	—	17,807	—	17,807
Equity investments	—	—	67	67
Total investments	$—	$862,699	$2,163,565	$3,026,264
Cash equivalents	$154,558	$—	$—	$154,558
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$47	$—	$47
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine fair value:

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments (1)	2,261,818	8,776	67	2,270,661
Proceeds from principal repayments and sales of investments	(92,381)	—	—	(92,381)
Accretion of discount/amortization of premium	2,497	3	—	2,500
Net realized gain (loss)	11	—	—	11
Net change in unrealized appreciation (depreciation)	(17,227)	1	—	(17,226)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$2,154,718	$8,780	$67	$2,163,565
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2022	$(17,227)	$1	$—	$(17,226)

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$840,223	$—	$67	$840,290
Purchases of investments (1)	1,365,064	8,776	—	1,373,840
Proceeds from principal repayments and sales of investments	(37,008)	—	—	(37,008)
Accretion of discount/amortization of premium	1,738	3	—	1,741
Net realized gain (loss)	(3)	—	—	(3)
Net change in unrealized appreciation (depreciation)	(15,296)	1	—	(15,295)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$2,154,718	$8,780	$67	$2,163,565
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2022	$(15,296)	$1	$—	$(15,295)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2022, there were no transfers into or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$1,116,722	Yield analysis	Discount rate	6.16%	13.73%	8.35%

(1)As of June 30, 2022, included within the fair value of Level 3 assets of $2,163,565 is an amount of $1,046,843 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.
Note 6. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same counterparty under a master netting arrangement.

During the three and six months ended June 30, 2022, the average notional exposure for foreign currency forward contracts was $179.0 million and $90.1 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2022.

	June 30, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	$464	$(417)	$47	$—	$47
	$464	$(417)	$47	$—	$47
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$29	$47
Realized gain (loss) on foreign currency forward contracts	82	82

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022, the Company’s asset coverage was 372.31%.
SPV Financing Facilities
From time to time, wholly-owned subsidiaries of the Company may enter into secured financing facilities (“SPV Financing Facilities”), as described below. The obligations of each special purpose vehicle (“SPV”) to the lenders are secured by a first priority security interest in all of the SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the SPV.
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

As of June 30, 2022, the Company had one SPV Financing Facility, HLEND A Funding Facility, as discussed below.
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
As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the HLEND A Funding Facility.

Revolving Credit Facility
On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD., Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The initial principal amount of the Revolving Credit Facility is $925 million subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,850 million subject to the satisfaction of certain conditions.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Agreement.
The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $200 million limit for swingline loans.
The availability period under the Revolving Credit Facility will terminate on June 23, 2026 (the “Commitment Termination Date”) and will mature on June 23, 2027 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$513,371	$513,371	$86,629	$83,988
Revolving Credit Facility	925,000	275,000	275,000	650,000	650,000
Total	$1,525,000	$788,371	$788,371	$736,629	$733,988
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
As of June 30, 2022, $1.8 million of interest expense and $0.4 million of unused commitment fees were included in interest payable.     For the three months ended June 30, 2022, the weighted average interest rate on all borrowings outstanding was 4.51% (including unused fees and amortization of deferred financing costs, and excluding costs incurred in connection with Warehousing Transactions) and the average principal debt outstanding was $271.0 million. For the six months ended June 30, 2022, the weighted average interest rate on all borrowings outstanding was 5.25% (including unused fees and amortization of deferred financing costs) and the average principal debt outstanding was $206.9 million.

The components of interest expense were as follows:

	Three Months Ended June 30, 2022	Six Month Ended June 30, 2022
Borrowing interest expense	$2,227	$3,040
Facility unused fees	534	890
Amortization of financing costs	288	444
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Total interest expense	$3,049	$8,799
Cash paid for interest expense	$2,052	$6,632
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $719.5 million.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through February 3, 2022, the date on which the Company broke escrow for the initial offering of its common shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support and Conditional Reimbursement Agreement. For the three and six months ended June 30, 2022, there were no reimbursement payments made to the Adviser.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened material litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchaser Agreements, the Company will not incur any additional fees with respect to any Purchase

Agreements. As of June 30, 2022, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Provider, the Company has agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. For the three and six months ended June 30, 2022, financing fees of $0.0 million and $3.4 million, respectively, were paid to the Financing Provider, which are included in interest expense on the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2022, $0.0 million and $1.1 million, respectively, of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which are included in interest expense on the Consolidated Statements of Operations.
For the six months ended June 30, 2022, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.
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

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	5,460,822	$136,150
Distributions reinvested	37,241	925
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	5,498,063	$137,077
CLASS I
Subscriptions	11,614,029	$289,853
Distributions reinvested	130,757	3,250
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	11,744,786	$293,108
CLASS F
Subscriptions	34,428,475	$856,747
Distributions reinvested	239,945	5,972
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	34,627,302	$861,732
Total net increase (decrease)	51,870,151	$1,291,917
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	10,160,097	$253,975
Distributions reinvested	39,399	979
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	10,199,496	$254,956
CLASS I
Subscriptions	22,321,278	$557,897
Distributions reinvested	160,666	4,001
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	22,481,944	$561,903
CLASS F
Subscriptions	55,380,400	$1,381,431
Distributions reinvested	267,616	6,666
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	55,606,898	$1,387,110
Total net increase (decrease)	88,288,338	$2,203,969

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D Class I, and Class F common shares of beneficial interest during the six months ended June 30, 2022:

	NAV Per Share
For the Months Ended	Class S	Class D	Class I	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class D, Class I, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the six months ended June 30, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
Total			$0.72102	$4,742

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
Total			$0.72102	$11,287

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
Total			$0.72102	$24,160

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
Through June 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.72100	$4,742	$0.72100	$11,287	$0.72100	$24,160
Net realized gains	—	—	—	—	—	—
Total	$0.72100	$4,742	$0.72100	$11,287	$0.72100	$24,160

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Class D	Class I	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	0.79	0.83	0.82
Net unrealized and realized gain (loss) (2)	(0.75)	(0.79)	(0.78)
Net increase (decrease) in net assets resulting from operations	0.04	0.04	0.04
Distributions from net investment income (3)	(0.72)	(0.72)	(0.72)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.72)	(0.72)	(0.72)
Total increase (decrease) in net assets	(0.68)	(0.68)	(0.68)
Net asset value, end of period	$24.32	$24.32	$24.32
Shares outstanding, end of period	10,199,496	22,482,044	55,606,898
Total return based on NAV (4)	0.14%	0.14%	0.14%
Ratios:
Ratio of net expenses to average net assets (5)	1.33%	1.93%	1.74%
Ratio of net investment income to average net assets (5)	7.83%	8.25%	8.15%
Portfolio turnover rate	4.45%	4.45%	4.45%
Supplemental Data:
Net assets, end of period	$248,011	$546,682	$1,352,126
Asset coverage ratio	372.3%	372.3%	372.3%
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
(5)For the six months ended June 30, 2022, amounts are annualized except for non-recurring expenses. For the six months ended June 30, 2022, the ratio of total operating expenses to average net assets was 4.09%, 4.78% and 4.68% on Class D, Class I and Class F respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.76%, 2.85% and 2.94% on Class D, Class I and Class F, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2022, except as discussed below.
The Company received $208.2 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective July 1, 2022.
On July 19, 2022, HLEND B, as borrower, and the Company, as servicer, entered into a senior secured revolving credit facility (the “HLEND B Facility”) with Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. The initial maximum principal amount under the Agreement is $500 million, subject to availability under the borrowing base. Loans under the HLEND B Facility bear interest at a per annum rate equal to an applicable benchmark plus an applicable margin of 1.75% for broadly syndicated loan (“BSL”) assets and 2.30% for non-BSL assets, subject to a blended floor of 2.15%, plus a credit spread adjustment based on currency ranging from 0.00% to 0.15%.
On July 29, 2022, the Company’s Board declared distributions of $0.1464 per Class D share, $0.1464 per Class I share and $0.1464 per Class F share, all of which are payable on August 31, 2022 to shareholders of record as of July 31, 2022.
The Company received $398.1 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective August 1, 2022.

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
Revenues
We generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended June 30, 2022
Total investments, beginning of period	$1,274,126
New investments purchased	1,879,082
Net accretion of discount on investments	2,057
Net realized gain (loss) on investments	61
Investments sold or repaid	(58,062)
Total investments, end of period	$3,097,264
The following table presents certain selected information regarding our investment portfolio:

June 30, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	7.4%
Weighted average yield on debt and income producing investments, at fair value(1)	7.6%
Number of portfolio companies	159
Weighted average EBITDA(2)	$147
Weighted average loan-to-value (“LTV”) (3)	43%
Percentage of debt investments bearing a floating rate, at fair value	96.2%
Percentage of debt investments bearing a fixed rate, at fair value	3.8%
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
(2)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes investments where net debt to EBITDA may not be the appropriate measure of credit risk. Figures are derived from the financial statements most recently obtained by the Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable private debt investments.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm. Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.

Our investments consisted of the following:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,955,342	$2,890,350	95.51%
Second lien debt	36,867	34,789	1.15
Unsecured debt	87,285	83,251	2.75
Structured finance investments	17,703	17,807	0.59
Equity investments	67	67	—
Total	$3,097,264	$3,026,264	100.00%
As of June 30, 2022, there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value:

June 30, 2022
Software and Computer Services	22.01%
Consumer Services	10.86
Non-life Insurance	9.24
Health Care Providers	9.03
Medical Equipment and Services	6.52
Media	5.96
Industrial Support Services	5.62
Travel and Leisure	4.55
Automobiles and Parts	4.36
General Industrials	3.20
Telecommunications Service Providers	2.40
Personal Goods	2.37
Personal Care, Drug and Grocery Stores	1.91
Industrial Transportation	1.69
Finance and Credit Services	1.51
Real Estate Investment and Services	1.48
Pharmaceuticals and Biotechnology	1.41
Industrial Engineering	1.13
Retailers	0.66
Aerospace and Defense	0.66
Household Goods and Home Construction	0.63
Structured Finance	0.59
Investment Banking and Brokerage Services	0.47
Technology Hardware and Equipment	0.36
Leisure Goods	0.35
Mortgage Real Estate Investment Trusts	0.30
Chemicals	0.22
Life Insurance	0.19
Telecommunications Equipment	0.15
Industrial Metals and Mining	0.10
Construction and Materials	0.04
Electricity	0.03
Total	100.00%

The table below describes investments by geographic composition:

June 30, 2022
Australia	4.68%
Canada	0.12
Italy	1.39
Spain	1.01
United Kingdom	4.23
United States	88.57
Total	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$37,750	$55,919
Net expenses	4,097	9,884
Net investment income	33,653	46,035
Net realized gain (loss)	3,132	3,433
Net change in unrealized appreciation (depreciation)	(63,380)	(66,432)
Net increase (decrease) in net assets resulting from operations	$(26,595)	$(16,964)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest income	$36,341	$53,779
Payment-in-kind interest income	1,024	1,641
Other income	385	499
Total investment income	$37,750	$55,919
For the three and six months ended June 30, 2022, total investment income was $37.8 million and $55.9 million, respectively, driven by our deployment of capital and income earned on the investments funded by the Financing Provider under the Warehousing Transactions. The size of our investment portfolio at fair value was $3,026.3 million and our weighted average yield on debt and income producing securities at fair value was 7.6%.

Expenses
Expenses were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest expense	$3,049	$8,799
Management fees	5,656	7,081
Income based incentive fee	3,319	4,335
Distribution and shareholder servicing fees
Class D	137	168
Class F	1,370	1,701
Professional fees	578	990
Board of Trustees’ fees	125	263
Administrative service expenses	539	753
Other general & administrative	702	1,253
Amortization of offering costs	547	900
Total expenses	16,022	26,243
Expense support	(1,443)	(4,270)
Reimbursable expenses previously borne by Adviser	—	1,196
Distribution and shareholder servicing fees waived	(1,507)	(1,869)
Management fees waived	(5,656)	(7,081)
Incentive fees waived	(3,319)	(4,335)
Net expenses	$4,097	$9,884
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) of $3.0 million for the three months ended June 30, 2022 was driven by $271.0 million of average borrowings under our credit facility.
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $8.8 million for the six months ended June 30, 2022 was driven by $206.9 of average borrowings under our credit facility and expenses incurred related to the investments funded by the Financing Provider under the Warehousing Transactions.
Management Fees
For the three and six months ended June 30, 2022, management fees were $5.7 million and $7.1 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has agreed to waive the management fee from the date on which the Company broke escrow for the Offering through November 3, 2022, which resulted in waivers of $5.7 million and $7.1 million for the three and six months ended June 30, 2022.
Income Based Incentive Fees
For the three and six months ended June 30, 2022, income based incentive fees were $3.3 million and $4.3 million, respectively. The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through November 3, 2022, which resulted in waivers of 3.3 million and $4.3 million for the three and six months ended June 30, 2022.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses since inception. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

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
Total other expenses were $4.0 million for the three months ended June 30, 2022, primarily comprised of $0.7 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.6 million of professional fees (including legal, audit and tax), $0.5 million of offering costs, and $1.5 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Total other expenses were $6.0 million for the six months ended June 30, 2022, primarily comprised of $1.3 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $1.0 million of professional fees (including legal, audit and tax), $0.9 million of offering costs, and $1.9 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2022, the Administrator charged $0.5 million and $0.8 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
For the three and six months ended June 30, 2022, we incurred no U.S. federal excise tax.

Net Changed in Unrealized Gain (Loss)

Net change in unrealized gain (loss) was comprised of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Non-controlled/non-affiliated investments	$(67,845)	$(71,001)
Foreign currency forward contracts	29	47
Translation of assets and liabilities in foreign currencies	4,436	4,522
Net change in unrealized appreciation (depreciation)	$(63,380)	$(66,432)

For the three and six months ended June 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and, to a lesser extent, private credit markets.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Non-controlled/non-affiliated investments	$61	$78
Foreign currency forward contracts	82	82
Foreign currency transactions	2,989	3,273
Net realized gain (loss)	$3,132	$3,433
For the three and six months ended June 30, 2022, we generated realized gains of $3.1 million and $3.4 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of June 30, 2022, we had one asset based leverage facility and one corporate-level revolving credit facility. Additionally, on July 19, 2022, we closed a $500 million asset based leverage facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022, we had an aggregate amount of $788.4 million of debt outstanding and our asset coverage ratio was 372.31%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2022, taken together with our $736.6 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of June 30, 2022, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facility. Additionally, we held $862.7 million of Level 2 investments as of June 30, 2022, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities during the six months ended June 30, 2022, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2022, we had $162.7 million in cash and cash equivalents. During the six months ended June 30, 2022, cash used in operating activities was $2,788.2 million, primarily as a result of funding portfolio investments of $3,165.4 million, partially offset by an increase in unsettled payables of $271.6 million and proceeds from sale of investments and principal repayments of $72.6 million. Cash provided by financing activities was $2,950.9 million during the period, primarily as a result of new share issuances related to $2,193.3 million of subscriptions and net borrowings of $788.4 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	5,460,822	$136,150
Distributions reinvested	37,241	925
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	5,498,063	$137,077
CLASS I
Subscriptions	11,614,029	$289,853
Distributions reinvested	130,757	3,250
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	11,744,786	$293,108
CLASS F
Subscriptions	34,428,475	$856,747
Distributions reinvested	239,945	5,972
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	34,627,302	$861,732
Total net increase (decrease)	51,870,151	$1,291,917

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	10,160,097	$253,975
Distributions reinvested	39,399	979
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	10,199,496	$254,956
CLASS I
Subscriptions	22,321,278	$557,897
Distributions reinvested	160,666	4,001
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	22,481,944	$561,903
CLASS F
Subscriptions	55,380,400	$1,381,431
Distributions reinvested	267,616	6,666
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	55,606,898	$1,387,110
Total net increase (decrease)	88,288,338	$2,203,969

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
Total			$0.72102	$4,742

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
Total			$0.72102	$11,287

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
Total			$0.72102	$24,160
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the six months ended June 30, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.72100	$4,742	$0.72100	$11,287	$0.72100	$24,160
Net realized gains	—	—	—	—	—	—
Total	$0.72100	$4,742	$0.72100	$11,287	$0.72100	$24,160
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
The following table further summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.
Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$513,371	$513,371	$86,629	$83,988
Revolving Credit Facility	925,000	275,000	275,000	650,000	650,000
Total	$1,525,000	$788,371	$788,371	$736,629	$733,988

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD ) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
For additional information on our debt obligations see "Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $719.5 million.
Warehousing Transactions
We entered into a warehouse transaction whereby we agreed, subject to certain conditions, to purchase certain assets from a party unaffiliated with the Adviser. Such warehousing transaction was designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened litigation.
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
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	—	—
Class D	February 3, 2022	0.14%
Class I	February 3, 2022	0.14%
Class F	February 3, 2022	0.14%
(1)Performance is through June 30, 2022 and assumes distributions are reinvested pursuant to the our dividend reinvestment plan. Amounts are not annualized and include the impact of expense support and waivers, as applicable.
(2)Class S has not commenced operations as of June 30, 2022.
Recent Developments
On July 19, 2022, HLEND B, as borrower, and the Company, as servicer, entered into a senior secured revolving credit facility (the “HLEND B Facility”) with Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. The initial maximum principal amount under the Agreement is $500 million, subject to availability under the borrowing base. Loans under the HLEND B Facility bear interest at a per annum rate equal to an applicable benchmark plus an applicable margin of 1.75% for broadly syndicated loan (“BSL”) assets and 2.30% for non-BSL assets, subject to a blended floor of 2.15%, plus a credit spread adjustment based on currency ranging from 0.00% to 0.15%.

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
•The Adviser’s valuation committee (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the requirements of Rule 2a-5 on or before the compliance date in September 2022.
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
As of June 30, 2022, 96.2% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$90,704	$(23,651)	$67,053
Up 200 basis points	60,469	(15,767)	44,702
Up 100 basis points	30,235	(7,884)	22,351
Down 100 basis points	(30,223)	7,884	(22,339)
Down 200 basis points	(47,900)	15,767	(32,133)
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our registration statement on Form N-2, filed with the SEC on October 15, 2021, as amended on January 26, 2022.

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
During the six months ended June 30, 2022, approximately 41,118 shares were repurchased (total value of $1.0 million).
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

10.7
Senior Secured Revolving Credit Agreement, dated as of June 23, 2022, by and among HPS Corporate Lending Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD., Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 29, 2022).

10.8
Credit Agreement, dated as of July 19, 2022, by and among HLEND Holdings B, L.P., as borrower, HLEND Holdings B GP, LLC, as borrower general partner, HPS Corporate Lending Fund, as servicer, Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 25, 2022).

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

HPS Corporate Lending Fund

August 12, 2022	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 12, 2022	/s/ Robert Busch
Robert Busch
Chief Financial Officer