Form 10-Q
period 2022-09-30
HPS Corporate Lending Fund
filed 2022-11-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES      NO  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 11, 2022 was 0, 16,146,290, 32,808,608 and 86,278,020 of Class S, Class D, Class I and Class F common shares, respectively. Common shares outstanding exclude November 1, 2022 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•the impact of the coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic or as a result of inflation;
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
•changes in the general interest rate environment, including the decommissioning of the London InterBank Offered Rate (“LIBOR”) and the current rising interest rate environment;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $4,736,208 and $0 at September 30, 2022 and December 31, 2021, respectively)	$4,594,204	$—
Cash and cash equivalents	161,961	3
Interest receivable	36,057	—
Deferred financing costs	19,089	—
Deferred offering costs	873	—
Unrealized appreciation on foreign currency forward contracts	26,541	—
Receivable for investments sold	3,161	—
Other assets	522	—
Total assets	$4,842,408	$3
LIABILITIES
Debt	$1,439,574	$—
Payable for investments purchased	202,123	—
Interest payable	8,666	—
Due to affiliates	9,477	—
Distribution payable (Note 9)	19,127	—
Payable for share repurchases (Note 9)	919	—
Accrued expenses and other liabilities	495	—
Total liabilities	1,680,381	—
Commitments and contingencies (Note 8)
NET ASSETS
Common shares, $0.01 par value (130,608,765 and 100 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1,306	—
Additional paid in capital	3,237,802	3
Distributable earnings (loss)	(77,081)	—
Total net assets	3,162,027	3
Total liabilities and net assets	$4,842,408	$3
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
NET ASSET VALUE PER SHARE	(Unaudited)
Class D Shares:
Net assets	$388,020	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	16,027,259	—
Net asset value per share	$24.21	$—
Class I Shares:
Net assets	$774,522	$3
Common shares outstanding ($0.01 par value, unlimited shares authorized)	31,991,480	100
Net asset value per share	$24.21	$25.00
Class F Shares:
Net assets	$1,999,485	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	82,590,026	—
Net asset value per share	$24.21	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$78,251	$132,030
Payment-in-kind interest income	4,470	6,111
Other income	397	896
Total investment income	83,118	139,037
Expenses:
Interest expense	13,112	21,911
Management fees	8,746	15,827
Income based incentive fee	7,302	11,637
Distribution and shareholder servicing fees
Class D	207	375
Class F	2,215	3,916
Professional fees	591	1,581
Board of Trustees’ fees	127	390
Administrative service expenses (Note 3)	316	1,069
Other general & administrative	1,244	2,497
Amortization of offering costs	571	1,471
Total expenses	34,431	60,674
Expense support (Note 3)	—	(4,270)
Recoupment of expense support (Note 3)	3,997	3,997
Reimbursable expenses previously borne by Adviser (Note 3)	—	1,196
Distribution and shareholder servicing fees waived (Note 3)	(2,422)	(4,291)
Management fees waived (Note 3)	(8,746)	(15,827)
Incentive fees waived (Note 3)	(7,302)	(11,637)
Net expenses	19,958	29,842
Net investment income	63,160	109,195
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,675)	(1,597)
Foreign currency forward contracts	2,983	3,065
Foreign currency transactions	(1,018)	2,255
Net realized gain (loss)	290	3,723
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(71,003)	(142,004)
Foreign currency forward contracts	26,494	26,541
Translation of assets and liabilities in foreign currencies	11,092	15,614
Net change in unrealized appreciation (depreciation)	(33,417)	(99,849)
Net realized and change in unrealized gain (loss)	(33,127)	(96,126)
Net increase (decrease) in net assets resulting from operations	$30,033	$13,069
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Increase (decrease) in net assets from operations:
Net investment income	$63,160	$109,195
Net realized gain (loss)	290	3,723
Net change in unrealized appreciation (depreciation)	(33,417)	(99,849)
Net increase (decrease) in net assets resulting from operations	30,033	13,069
Distributions to common shareholders:
Class D	(5,911)	(10,653)
Class I	(12,415)	(23,702)
Class F	(31,635)	(55,795)
Net decrease in net assets resulting from distributions	(49,961)	(90,150)
Share transactions:
Class D:
Proceeds from shares sold	140,800	394,775
Distributions reinvested	1,818	2,797
Repurchased shares, net of early repurchase deduction	3	5
Net increase (decrease) from share transactions	142,621	397,577
Class I:
Proceeds from shares sold	228,310	786,207
Distributions reinvested	4,374	8,375
Repurchased shares, net of early repurchase deduction	5	10
Net increase (decrease) from share transactions	232,689	794,592
Class F:
Proceeds from shares sold	649,059	2,030,490
Distributions reinvested	11,694	18,360
Repurchased shares, net of early repurchase deduction	(927)	(1,914)
Net increase (decrease) from share transactions	659,826	2,046,936
Total increase (decrease) in net assets	1,015,208	3,162,024
Net assets, beginning of period	2,146,819	3
Net assets, end of period	$3,162,027	$3,162,027
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,069
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	142,004
Net realized (gain) loss on investments	1,597
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(26,541)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(15,866)
Net accretion of discount and amortization of premium, net	(6,361)
Amortization of deferred financing costs	1,288
Amortization of offering costs	1,471
Payment-in-kind interest capitalized	(5,687)
Purchases of investments	(4,867,714)
Proceeds from sale of investments and principal repayments	141,957
Changes in operating assets and liabilities:
Interest receivable	(36,057)
Other assets	(522)
Receivable for investments sold	(3,161)
Payable for investments purchased	202,123
Due to affiliates	9,477
Interest payable	8,666
Accrued expenses and other liabilities	495
Net cash provided by (used in) operating activities	(4,439,762)
Cash flows from financing activities:
Borrowings of debt	2,968,540
Repayments of debt	(1,513,100)
Deferred financing costs paid	(20,377)
Deferred offering costs paid	(2,344)
Proceeds from issuance of common shares	3,211,472
Common shares repurchased, net of early repurchase deduction	(980)
Distributions paid in cash	(41,491)
Net cash provided by (used in) financing activities	4,601,720
Net increase (decrease) in cash and cash equivalents	161,958
Cash and cash equivalents, beginning of period	3
Cash and cash equivalents, end of period	$161,961
Supplemental information and non-cash activities:
Interest paid during the period	$13,245
Distribution payable	$19,127
Share repurchases accrued but not paid	$919
Reinvestment of dividends during the period	$29,532
Non-cash purchases of investments	$49,940
Non-cash sales of investments	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(5)(7)(11)						3/10/2027		2,990			(53)		(105)
Arcfield Acquisition Corp (4)(11)		L + 5.75%		8.99%		3/10/2028		20,498			20,113		19,706
Asdam Operations Pty Ltd (4)(5)(6)(9)		B + 5.75%		8.86%		8/22/2028		A$	3,614		2,399		2,242
Asdam Operations Pty Ltd (4)(5)(6)(7)(9)						8/22/2028		A$	5,421		(110)		(102)
Asdam Operations Pty Ltd (4)(5)(6)(9)		B + 5.75%		8.75%		8/22/2028		A$	41,558		27,679		25,785
											50,028		47,526		1.50%
Automobiles and Parts
Foundation Automotive Us Corp (4)(5)(7)(12)		SF + 8.25%		10.34%		12/24/2027		38,344			3,761		3,295
Foundation Automotive Corp (4)(6)(12)		SF + 7.75%		11.55%		12/24/2027		16,124			15,888		15,697
Foundation Automotive Us Corp (4)(12)		SF + 7.75%		11.55%		12/24/2027		39,917			39,336		38,860
Oil Changer Holding Corporation (4)(5)(12)		L + 6.75%		8.71%		2/8/2027		41,116			40,731		40,264
Oil Changer Holding Corporation (4)(5)(12)		L + 6.75%		8.71%		2/8/2027		8,633			8,552		8,454
Power Stop LLC (9)		L + 4.75%		7.82%		1/26/2029		19,321			19,145		14,588
											127,413		121,158		3.83%
Chemicals
Illuminate Buyer, LLC (8)		L + 3.50%		6.62%		6/30/2027		7,270			7,244		6,611
											7,244		6,611		0.21%
Construction and Materials
Nexus Intermediate III, LLC (4)(5)(7)(11)						12/6/2027		300			(5)		1
Nexus Intermediate III, LLC (4)(11)		L + 5.50%		8.66%		12/6/2027		1,179			1,161		1,183
											1,156		1,184		0.04%
Consumer Services
American Academy Holdings, LLC (4)(5)(12)		L + 11.00% (incl 6.25% PIK)		14.12%		1/2/2025		51,241			51,282		50,701
Asurion Corporation (5)(8)		SF + 4.00%		7.65%		8/16/2028		10,000			9,506		8,556
Asurion Corporation (5)(8)		L + 3.00%		6.12%		11/4/2024		1,984			1,963		1,862
Auctane Inc (4)(5)(11)		L + 5.75%		8.38%		10/5/2028		24,875			24,875		24,489
Club Car Wash Operating, LLC (4)(5)(7)(12)		SF + 6.50%		10.20%		6/16/2027		61,966			36,052		35,321
Club Car Wash Operating, LLC (4)(12)		SF + 6.50%		10.20%		6/16/2027		27,860			27,482		27,013
Express Wash Concepts (4)(5)(7)(12)		SF + 4.75%		7.01%		4/30/2027		63,000			12,276		10,307
Express Wash Concepts (4)(5)(12)		SF + 4.75%		7.88%		4/30/2027		26,865			26,613		25,778
Houghton Mifflin Harcourt Company (5)(9)		SF + 5.25%		8.38%		4/6/2029		30,000			29,142		27,413
PECF USS Intermediate Holding III Corporation (9)		L + 4.25%		7.37%		12/15/2028		14,900			14,816		12,764
Polyconcept North America Holdings, Inc. (5)(11)		SF + 5.50%		8.53%		5/12/2029		23,300			22,851		22,208
Spotless Brands, LLC (4)(5)(7)(12)		SF + 6.50%		9.65%		7/25/2028		21,782			9,830		9,828
Spotless Brands, LLC (4)(5)(7)(12)						7/25/2028		16,144			(308)		(313)
Spotless Brands, LLC (4)(5)(12)		SF + 6.50%		9.19%		7/25/2028		106,669			104,589		104,601
Spotless Brands, LLC (4)(5)(7)(12)		SF + 6.50%		9.62%		7/25/2028		5,175			3,648		3,646
Thrasio LLC (5)(7)(12)						12/18/2026		2,972			(12)		(238)
Thrasio LLC (12)		L + 7.00%		11.17%		12/18/2026		2,935			2,922		2,700
Trugreen Limited Partnership (5)(11)		L + 4.00%		7.12%		11/2/2027		9,939			9,808		9,426
WMB Holdings Inc (5)(9)		SF + 3.25%		7.14%		8/31/2029		2,202			2,136		2,152
Zips Car Wash, LLC (4)(12)		L + 7.25%		9.81%		3/1/2024		26,378			26,351		25,953
Zips Car Wash, LLC (4)(5)(7)(12)		SF + 7.25%		10.20%		3/1/2024		39,736			6,566		6,547

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Zips Car Wash, LLC (4)(5)(12)		SF + 7.25%		10.10%		3/1/2024		998			990		982
											423,378		411,696		13.02%
Electricity
IP Operating Portfolio I, LLC (4)(5)(7)(8)				7.88%		12/31/2029		27,428			3,503		3,336
											3,503		3,336		0.11%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (5)(8)				9.75%		10/15/2025		1,000			982		927
											982		927		0.03%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(6)(12)		L + 7.25%		8.35%		2/9/2027		18,186			17,865		17,562
Verscend Holding Corp. (5)(8)		L + 4.00%		7.12%		8/27/2025		3,990			3,970		3,880
Yes Energy LLC (4)(5)(7)(11)		B + 5.25%		8.37%		4/21/2028		9,994			2,251		2,194
Yes Energy LLC (4)(5)(11)		B + 5.25%		8.37%		4/21/2028		26,000			25,318		25,219
											49,404		48,855		1.55%
Food Producers
Specialty Ingredients, LLC (4)(5)(7)(11)		SF + 6.00%		9.15%		2/12/2029		11,279			1,471		1,471
Specialty Ingredients, LLC (4)(5)(11)		SF + 6.00%		9.65%		2/12/2029		90,708			88,923		88,933
											90,394		90,404		2.86%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(6)(12)		SF + 5.75%		8.71%		8/13/2027		45,000			44,117		44,123
											44,117		44,123		1.40%
General Industrials
BP Purchaser, LLC (4)(11)		L + 5.50%		8.74%		12/11/2028		27,863			27,357		26,673
Marcone Yellowstone Buyer Inc. (4)(5)(7)(11)		L + 5.50%		9.17%		6/23/2028		12,112			4,852		4,781
Marcone Yellowstone Buyer Inc. (4)(11)		L + 5.50%		9.17%		6/23/2028		50,500			49,759		49,689
Marcone Yellowstone Buyer Inc. (4)(5)(11)		L + 5.50%		8.98%		6/23/2028		4,451			4,408		4,380
Marcone Yellowstone Buyer Inc. (4)(5)(11)		L + 5.50%		9.17%		6/23/2028		13,397			13,268		13,182
TMC Buyer Inc (4)(5)(7)(9)						6/30/2028		4,569			(586)		(354)
TMC Buyer Inc (4)(5)(9)		SF + 6.00%		10.00%		6/30/2028		66,251			57,735		61,116
											156,793		159,467		5.04%
Health Care Providers
123Dentist Inc (4)(5)(7)(11)						8/10/2029		C$	9,636		(148)		(137)
123Dentist Inc (4)(5)(11)		C + 5.75%		9.41%		8/10/2029		C$	48,182		36,958		34,176
Accelerated Health Systems, LLC (9)		SF + 4.25%		7.95%		2/15/2029		8,052			8,029		7,252
Advarra Holdings, Inc. (4)(5)(7)(11)						8/24/2029		6,340			(109)		(109)
Advarra Holdings, Inc. (4)(5)(11)		SF + 5.75%		8.56%		8/24/2029		70,160			68,948		68,950
ATI Holdings Acquisition, Inc. (4)(5)(6)(12)		SF + 7.75% (incl 2.00% PIK)		10.81%		2/24/2028		40,327			39,594		38,792
Baart Programs, Inc. (4)(5)(7)(12)		L + 5.00%		8.12%		6/11/2027		17,442			10,099		9,689
Charlotte Buyer Inc (5)(9)		SF + 5.25%		7.98%		2/3/2028		31,538			29,366		29,645
ERC Topco Holdings, LLC (4)(5)(7)(11)						11/10/2028		620			(11)		(10)
ERC Topco Holdings, LLC (4)(5)(7)(11)						11/10/2027		1,000			(17)		(14)
ERC Topco Holdings, LLC (4)(11)		L + 5.50%		9.17%		11/10/2028		26,483			26,014		26,069
MB2 Dental Solutions, LLC (4)(5)(12)		SF + 6.00%		9.70%		1/29/2027		9,143			8,966		8,969
MB2 Dental Solutions, LLC (4)(5)(7)(12)						1/29/2027		87,500			(1,669)		(1,666)
MB2 Dental Solutions, LLC (4)(5)(12)		SF + 6.00%		9.70%		1/29/2027		25,357			24,867		24,874
Medline Borrower, LP (9)		L + 3.25%		6.37%		10/23/2028		19,898			19,686		18,334
MPH Acquisition Holdings LLC (9)		L + 4.25%		7.32%		9/1/2028		4,645			4,525		4,306
Pediatric Associates Holding Company, LLC (5)(7)(9)		L + 3.25%		4.92%		12/29/2028		1,030			509		478
Pediatric Associates Holding Company, LLC (9)		L + 3.25%		5.08%		12/29/2028		6,783			6,753		6,546
Phoenix Newco Inc (9)		L + 3.25%		6.37%		11/15/2028		17,791			17,664		17,018
Pinnacle Fertility, Inc. (4)(5)(6)(7)(11)		SF + 4.50%		8.20%		3/14/2028		12,500			9,148		9,148
Pinnacle Fertility, Inc. (4)(5)(6)(11)		SF + 4.50%		8.05%		3/14/2028		27,431			26,932		26,932

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
PPV Intermediate Holdings, LLC (4)(5)(7)(11)		SF + 5.75%		9.29%		8/31/2029		24,413		1,563		1,508
PPV Intermediate Holdings, LLC (4)(5)(11)		SF + 5.75%		9.01%		8/31/2029		91,643		90,041		89,831
PPV Intermediate Holdings, LLC (4)(5)(7)(11)						8/31/2029		8,721		(152)		(172)
PTSH Intermediate Holdings, LLC (4)(5)(7)(11)						12/17/2027		3,953		(75)		(232)
PTSH Intermediate Holdings, LLC (4)(11)		L + 5.75%		9.42%		12/17/2027		20,942		20,568		19,715
Tenet Healthcare Corp (5)(6)(8)				5.13%		11/1/2027		2,695		2,732		2,424
Tivity Health Inc (4)(5)(11)		SF + 6.00%		9.55%		6/28/2029		112,560		109,828		108,123
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(5)(7)(11)		SF + 5.75%		8.77%		7/17/2028		77,292		25,381		25,392
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(5)(11)		SF + 5.75%		8.60%		7/17/2028		43,838		42,977		42,992
										628,967		618,823		19.57%
Household Goods and Home Construction
LHS Borrower, LLC (9)		SF + 4.75%		7.88%		2/16/2029		21,890		21,684		17,895
										21,684		17,895		0.57%
Industrial Engineering
Brookfield WEC Holdings Inc. (5)(9)		SF + 3.75%		6.87%		8/1/2025		2,000		1,955		1,956
Standard Industries, Inc. (9)		L + 2.50%		6.68%		9/22/2028		1,290		1,290		1,255
Time Manufacturing Holdings, LLC (4)(5)(11)		E + 6.50%		7.25%		12/1/2027		€4,794		4,948		4,430
Time Manufacturing Holdings, LLC (4)(5)(7)(11)		L + 6.50%		9.54%		12/1/2027		1,000		562		525
Time Manufacturing Holdings, LLC (4)(11)		L + 6.50%		9.54%		12/1/2027		12,173		11,938		11,476
Time Manufacturing Holdings, LLC (4)(11)		E + 6.50%		7.25%		12/1/2027		€8,444		9,359		7,801
TK Elevator U.S. Newco, Inc. (6)(9)		L + 3.50%		6.87%		7/30/2027		7,719		7,732		7,416
										37,784		34,859		1.10%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		L + 7.50%		11.11%		9/8/2026		3,076		3,000		2,946
										3,000		2,946		0.09%
Industrial Support Services
Acuris Finance US, Inc (5)(9)		SF + 4.00%		7.70%		2/16/2028		12,500		12,410		12,013
Allied Universal Holdco LLC (9)		L + 3.75%		6.78%		5/12/2028		3,039		3,029		2,680
Argos Health Holdings, Inc. (4)(11)		L + 5.50%		8.13%		12/6/2027		662		650		649
Becklar, LLC (4)(5)(7)(12)		SF + 6.85%		9.88%		12/21/2026		999		915		897
Becklar, LLC (4)(12)		SF + 6.85%		9.96%		12/21/2026		5,798		5,684		5,582
Captive Resources Midco LLC (4)(5)(7)(11)						7/3/2028		7,558		(145)		(145)
Captive Resources Midco LLC (4)(5)(11)		SF + 5.50%		8.53%		7/2/2029		89,203		87,453		87,482
Coretrust Purchasing Group LLC (4)(5)(7)(11)						10/1/2029		10,736		(322)		(322)
Coretrust Purchasing Group LLC (4)(5)(7)(11)						10/1/2029		11,656		(350)		(350)
Coretrust Purchasing Group LLC (4)(5)(11)		SF + 6.75%		9.71%		10/1/2029		73,720		71,509		71,509
Eagle 2021 Lower Merger Sub, LLC (4)(11)		L + 5.50%		8.13%		12/6/2027		827		812		811
Employbridge, LLC (11)		L + 4.75%		8.42%		7/19/2028		9,932		9,879		8,889
Galaxy US Opco Inc. (5)(6)(9)		SF + 4.75%		7.78%		4/29/2029		26,300		25,670		24,788
Guidehouse Inc. (4)(5)(11)		L + 6.25%		9.37%		10/16/2028		79,774		78,237		78,209
IG Investments Holdings, LLC (4)(5)(7)(13)						9/22/2027		1,726		(23)		(35)
IG Investments Holdings, LLC (4)(11)		L + 6.00%		9.67%		9/22/2028		22,563		22,239		22,083
IG Investments Holdings, LLC (4)(11)		L + 6.00%		9.67%		9/22/2028		1,861		1,844		1,821
Mckissock Investment Holdings, LLC (11)		SF + 5.00%		8.48%		3/4/2029		29,850		29,568		28,955
NBG Acquisition Corp. (4)(5)(7)(11)						11/6/2028		952		(12)		(37)
NBG Acquisition Corp. (4)(5)(7)(11)						11/6/2028		18,760		(267)		(735)
NBG Acquisition Corp. (4)(5)(7)(11)		L + 5.25%		8.04%		11/6/2028		2,876		893		888
NBG Acquisition Corp. (4)(11)		L + 5.25%		8.06%		11/6/2028		21,607		21,460		20,760
Royal Buyer, LLC (4)(5)(7)(11)						8/31/2028		9,000		(178)		(178)
Royal Buyer, LLC (4)(5)(7)(11)		SF + 6.00%		8.90%		8/31/2028		7,000		1,495		1,495
Royal Buyer, LLC (4)(5)(11)		SF + 6.00%		8.90%		8/31/2028		45,000		44,110		44,112

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Sedgwick Claims Management Services, Inc. (8)		L + 3.25%		6.37%		12/31/2025		19,401		19,186		18,423
Simplisafe Holding Corporation (4)(5)(6)(7)(11)						5/2/2028		15,106		(281)		(281)
Simplisafe Holding Corporation (4)(5)(6)(11)		SF + 6.25%		8.85%		5/2/2028		120,549		118,307		118,308
Southern Graphics Inc. (4)(5)(7)(12)		L + 7.50%		10.32%		11/17/2026		1,000		352		334
Southern Graphics Inc. (4)(12)		L + 7.50%		10.44%		11/17/2026		10,227		9,986		9,807
Vaco Holdings, LLC (11)		SF + 5.00%		8.70%		1/22/2029		12,654		12,598		12,338
Vistage Worldwide Inc (5)(11)		SF + 5.25%		8.95%		7/13/2029		1,000		973		987
										577,681		571,737		18.08%
Industrial Transportation
EquipmentShare.com Inc. (4)(9)		L + 7.75%		10.69%		11/16/2026		4,226		4,164		4,064
EquipmentShare.com Inc. (4)(9)		L + 7.75%		10.69%		11/16/2026		16,903		16,591		16,257
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)(8)						5/31/2029		€11,245		(348)		(495)
E.S.G. Movilidad, S.L.U. (4)(5)(6)(8)		E + 6.75%		6.75%		5/31/2029		€8,096		8,437		7,578
E.S.G. Movilidad, S.L.U. (4)(5)(6)(8)		E + 6.75%		6.75%		5/31/2029		€22,264		23,203		20,839
										52,047		48,243		1.53%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		L + 3.50%		7.19%		8/2/2028		7,960		7,880		7,264
										7,880		7,264		0.23%
Leisure Goods
Jam City, Inc. (4)(5)(7)(12)						9/7/2027		732		(12)		(10)
Jam City, Inc. (4)(12)		L + 7.00%		10.68%		9/7/2027		2,890		2,865		2,850
Tilting Point Media LLC (4)(5)(7)(12)						2/26/2027		6,372		(169)		(580)
Tilting Point Media LLC (4)(5)(7)(12)						2/26/2027		2,916		(77)		(265)
Tilting Point Media LLC (4)(12)		L + 8.00%		11.12%		2/26/2027		7,974		7,758		7,248
										10,365		9,243		0.29%
Life Insurance
Onedigital Borrower LLC (9)		SF + 4.25%		6.98%		11/16/2027		5,955		5,943		5,568
										5,943		5,568		0.18%
Media
2080 Media, Inc. (4)(5)(7)(11)		SF + 6.50%		10.48%		3/14/2029		29,561		12,257		11,598
2080 Media, Inc. (4)(5)(7)(11)						3/14/2028		13,795		(251)		(529)
2080 Media, Inc. (4)(11)		SF + 6.50%		10.48%		3/14/2029		55,180		54,129		52,919
Ancestry.com Inc. (5)(9)		L + 3.25%		6.37%		12/6/2027		12,894		12,700		11,649
Associations Inc. (4)(5)(12)		SF + 6.50% (incl 2.50% PIK)		8.88%		7/2/2027		479		474		477
Associations Inc. (4)(5)(12)		SF + 6.50% (incl 2.50% PIK)		7.50%		7/2/2027		997		987		993
Associations Inc. (4)(5)(12)		SF + 6.50% (incl 2.50% PIK)		10.26%		7/2/2027		997		987		993
Associations Inc. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		9.37%		7/2/2027		602		596		600
Associations Inc. (4)(5)(7)(12)						7/2/2027		403		(4)		(1)
Associations Inc. (4)(5)(12)		L + 6.50% (incl 2.50% PIK)		8.88%		7/2/2027		4,111		4,072		4,098
Aventine Intermediate LLC (4)(5)(7)(11)		L + 10.00% (incl 4.00% PIK)		9.05%		6/18/2027		1,022		926		904
Aventine Intermediate LLC (4)(11)		L + 6.00% (incl 4.00% PIK)		9.05%		6/18/2027		17,926		17,615		17,254
Kobalt London Limited (4)(5)(6)(7)(11)						2/25/2027		13,125		(234)		(232)
Kobalt London Limited (4)(6)(11)		SF + 6.50%		9.49%		2/25/2027		13,125		12,888		12,893
Mav Acquisition Corporation (9)		L + 4.75%		8.32%		7/28/2028		13,905		13,776		12,858
Mcgraw-Hill Education, Inc. (5)(8)				5.75%		8/1/2028		1,179		1,008		987
Oneteam Partners, LLC (4)(5)(11)		SF + 5.75%		9.41%		9/14/2029		75,000		73,507		73,509
Regency Entertainment (USA), Inc. (4)(5)(12)		L + 6.75%		9.75%		11/22/2025		30,000		29,720		29,467

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Renaissance Financiere (4)(5)(6)(7)(8)		E + 7.00%		7.20%		7/26/2028		€34,871		24,488		23,714
Spirit RR Holdings, Inc. (4)(5)(7)(11)						9/13/2028		3,912		(116)		(116)
Spirit RR Holdings, Inc. (4)(5)(7)(11)						9/13/2028		1,806		(54)		(54)
Spirit RR Holdings, Inc. (4)(5)(11)		SF + 6.50%		9.38%		9/13/2028		18,057		17,520		17,519
The NPD Group L.P. (4)(5)(7)(11)						12/1/2027		638		(12)		(12)
The NPD Group L.P. (4)(11)		SF + 6.25% (incl 2.75% PIK)		8.76%		12/1/2028		139,201		136,471		136,489
The NPD Group L.P. (4)(11)		L + 5.75%		8.87%		12/1/2028		9,315		9,224		9,080
The NPD Group L.P. (4)(5)(7)(11)						12/1/2027		8,384		(162)		(163)
										422,512		416,894		13.18%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(5)(7)(13)		P + 6.50%		12.75%		2/23/2028		2,358		2,140		2,094
ABB/CON-CISE Optical Group LLC (4)(11)		L + 7.50%		10.46%		2/23/2028		22,528		22,008		21,580
Coding Solutions Acquisition, Inc. (4)(5)(7)(11)						5/11/2028		22,875		(429)		(757)
Coding Solutions Acquisition, Inc. (4)(5)(7)(11)		SF + 5.75%		8.78%		5/11/2028		10,875		1,423		1,271
Coding Solutions Acquisition, Inc. (4)(5)(11)		SF + 5.75%		8.78%		5/11/2028		76,250		74,791		73,727
Plasma Buyer LLC (4)(5)(7)(11)						5/12/2029		22,070		(357)		(772)
Plasma Buyer LLC (4)(5)(7)(11)						5/12/2028		9,458		(177)		(312)
Plasma Buyer LLC (4)(5)(11)		SF + 5.75%		9.30%		5/12/2029		85,125		83,479		82,146
SDC US Smilepay SPV (4)(5)(7)(12)		L + 10.75% (incl 3.75% PIK)		14.04%		10/27/2025		75,990		16,805		15,062
										199,683		194,039		6.14%
Non-life Insurance
Alera Group, Inc. (4)(5)(7)(11)		L + 5.50%		9.13%		10/2/2028		21,829		16,262		16,019
Alera Group, Inc. (4)(5)(11)		SF + 6.00%		9.05%		10/2/2028		12,556		12,546		12,309
Alera Group, Inc. (4)(11)		SF + 6.00%		9.05%		10/2/2028		44,285		44,247		43,411
Alliant Holdings I, L.P. (5)(8)		L + 3.25%		6.37%		5/9/2025		997		979		958
Alliant Holdings Intermediate, LLC (5)(9)		L + 3.50%		6.49%		11/5/2027		17,892		17,701		16,998
AmWins Group, LLC (11)		L + 2.25%		5.37%		2/21/2028		4,657		4,629		4,466
Galway Borrower LLC (4)(5)(7)(11)		L + 5.25%		8.92%		9/29/2028		4,382		1,877		1,716
Galway Borrower LLC (4)(5)(7)(11)						9/30/2027		2,216		(37)		(89)
Galway Borrower LLC (4)(11)		L + 5.25%		8.92%		9/29/2028		57,357		56,820		54,928
Higginbotham Insurance Agency, Inc. (4)(5)(7)(11)		L + 5.25%		8.37%		11/25/2026		48		6		7
Higginbotham Insurance Agency, Inc. (4)(5)(11)		L + 5.25%		8.37%		11/25/2026		9,902		9,808		9,867
HUB International Limited (11)		L + 3.25%		5.98%		4/25/2025		15,886		15,764		15,333
Integrity Marketing Acquisition LLC (4)(5)(7)(11)		L + 5.50%		8.55%		8/27/2025		20,937		10,476		10,340
Integrity Marketing Acquisition LLC (4)(5)(11)		SF + 5.75%		9.51%		8/27/2025		57,691		56,927		56,231
Patriot Growth Insurance Services, LLC (4)(5)(7)(11)						10/16/2028		18,300		(353)		(296)
Patriot Growth Insurance Services, LLC (4)(5)(7)(11)						10/16/2028		309		(5)		(5)
Patriot Growth Insurance Services, LLC (4)(5)(7)(11)						10/16/2028		822		(14)		(13)
Patriot Growth Insurance Services, LLC (4)(11)		L + 5.50%		8.56%		10/16/2028		6,969		6,845		6,856
RSC Acquisition, Inc. (4)(5)(7)(11)		SF + 5.50%		9.20%		10/30/2026		32,895		337		(52)
RSC Acquisition, Inc. (4)(5)(11)		SF + 5.50%		8.55%		10/30/2026		7,105		7,035		6,955
RSC Acquisition, Inc. (4)(5)(7)(11)						10/30/2026		467		—		(10)
RSC Acquisition, Inc. (4)(5)(11)		SF + 5.50%		8.23%		10/30/2026		14,459		14,459		14,154
Trupanion, Inc. (4)(5)(6)(7)(11)						3/25/2027		26,250		(355)		(826)
Trupanion, Inc. (4)(5)(6)(7)(11)						3/25/2027		6,576		(88)		(207)
Trupanion, Inc. (4)(5)(6)(11)		SF + 5.00%		8.70%		3/25/2027		20,895		20,605		20,238
USI Inc/NY (8)		L + 2.75%		6.42%		5/16/2024		13,062		12,972		12,745
										309,443		302,033		9.55%
Personal Care, Drug and Grocery Stores
Diamond (BC) B.V. (6)(9)		L + 2.75%		5.56%		9/29/2028		9,392		9,315		8,683
Puma Buyer LLC (4)(5)(9)		SF + 5.50%		9.15%		7/16/2029		62,000		57,738		57,792

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Vermont Aus Pty Ltd (4)(6)(11)		SF + 5.65%		9.20%		3/23/2028			26,119		25,507		24,986
Vermont Aus Pty Ltd (4)(6)(11)		B + 5.75%		8.86%		3/23/2028		A$	35,571		25,933		21,749
											118,493		113,210		3.58%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)(8)						5/23/2028			€7,957		(201)		(300)
Daphne S.P.A. (4)(5)(6)(8)		E + 6.25%		6.25%		5/23/2028			€41,376		43,160		38,990
Spanx, LLC (4)(5)(7)(11)		L + 5.25%		7.78%		11/18/2027			5,000		1,313		1,400
Spanx, LLC (4)(11)		L + 5.25%		8.30%		11/20/2028			29,775		29,240		29,860
											73,512		69,950		2.21%
Pharmaceuticals and Biotechnology
CPI Buyer, LLC (4)(5)(7)(11)		L + 5.50%		7.92%		11/1/2028			4,343		802		784
CPI Buyer, LLC (4)(5)(7)(11)						10/30/2026			2,115		(37)		(24)
CPI Buyer, LLC (4)(11)		L + 5.50%		8.57%		11/1/2028			25,274		24,911		24,881
Organon & Co. (6)(9)		L + 3.00%		6.19%		6/2/2028			9,594		9,608		9,402
Petvet Care Centers LLC (11)		L + 3.50%		6.62%		2/14/2025			7,743		7,684		7,191
											42,968		42,234		1.34%
Real Estate Investment and Services
850 Third Avenue Mezz I, LLC (4)(5)(7)(9)		L + 6.50%		9.06%		10/1/2024			2,791		2,130		1,772
850 Third Avenue Owner LLC (4)(5)(9)		L + 6.50%		9.06%		10/1/2024			4,726		4,694		4,090
OEG Borrower LLC (4)(5)(9)		SF + 5.00%		8.44%		5/20/2029			40,000		38,447		38,300
											45,271		44,162		1.40%
Retailers
Petsmart LLC (11)		L + 3.75%		6.87%		2/11/2028			10,577		10,505		10,046
The Michaels Companies, Inc. (11)		L + 4.25%		7.92%		4/14/2028			2,858		2,833		2,315
The Talbots, Inc. (4)(12)		L + 8.00%		11.53%		11/17/2026			7,999		7,774		7,639
											21,112		20,000		0.63%
Software and Computer Services
Applied Systems Inc (9)		L + 3.00%		6.67%		9/19/2024			14,878		14,836		14,543
Armstrong Bidco Limited (4)(5)(6)(7)(8)		SN + 5.75%		7.94%		6/28/2029			£47,995		16,359		15,492
Armstrong Bidco Limited (4)(5)(6)(8)		SN + 5.75%		7.94%		6/28/2029			£91,991		109,368		98,547
AxiomSL Group, Inc. (4)(5)(7)(12)						12/3/2027			744		(7)		—
AxiomSL Group, Inc. (4)(5)(12)		L + 6.00%		9.12%		12/3/2027			11,387		11,387		11,387
AxiomSL Group, Inc. (4)(5)(7)(12)						12/3/2025			812		—		—
Barracuda Networks Inc (5)(9)		SF + 4.50%		7.53%		5/17/2029			21,500		20,867		20,291
Bottomline Technologies, Inc. (4)(5)(7)(11)						5/15/2028			385		(4)		(9)
Bottomline Technologies, Inc. (4)(5)(11)		SF + 5.50%		8.35%		5/14/2029			4,615		4,570		4,495
Calabrio, Inc. (4)(5)(7)(12)						4/16/2027			2,687		—		(32)
Calabrio, Inc. (4)(5)(12)		L + 7.00%		10.67%		4/16/2027			22,313		22,313		22,045
CCC Intelligent Solutions Inc. (9)		L + 2.25%		5.37%		9/21/2028			10,096		10,043		9,810
DS Admiral Bidco, LLC (4)(5)(7)(12)						3/16/2026			966		(9)		(18)
DS Admiral Bidco, LLC (4)(5)(12)		L + 5.75%		8.56%		3/16/2028			8,989		8,902		8,777
DTI Holdco, Inc. (5)(11)		SF + 4.75%		7.33%		4/21/2029			30,000		29,427		28,562
Endure Digital, Inc. (11)		L + 3.50%		6.18%		2/10/2028			2,664		2,646		2,264
Finthrive Software Intermediate Holdings Inc (9)		L + 4.00%		7.12%		12/18/2028			13,135		12,881		12,117
GoTo Group Inc (5)(8)		L + 4.75%		7.80%		8/31/2027			6,960		6,857		4,864
Govcio Buyer Company (4)(12)		L + 5.50%		8.62%		8/18/2027			10,851		10,664		10,613
Helios Software Holdings, Inc. (5)(12)		SF + 3.75%		7.45%		3/13/2028			16,670		16,510		15,816
Huskies Parent, Inc. (4)(5)(7)(11)						11/3/2028			1,000		(17)		(65)
Huskies Parent, Inc. (4)(5)(7)(11)		L + 5.50%		9.17%		11/3/2027			1,000		512		471
Huskies Parent, Inc. (4)(11)		L + 5.50%		8.64%		11/3/2028			25,474		25,022		23,817
Hyland Software, Inc. (5)(11)		L + 3.50%		6.62%		7/1/2024			15,626		15,510		15,172
LMI Inc/DE (9)		L + 3.75%		6.87%		10/2/2028			14,907		14,820		9,919

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Medallia, Inc. (4)(11)		L + 6.75% PIK		9.87%		10/30/2028		72,561		72,561		71,620
Mcafee Corp. (9)		SF + 3.75%		6.36%		3/1/2029		7,980		7,943		7,300
Mitchell International, Inc. (9)		L + 3.75%		6.73%		10/16/2028		19,838		19,506		18,033
New Era Technology, Inc. (4)(5)(12)		L + 6.25%		9.06%		10/31/2026		19,899		19,899		19,324
Peraton Inc. (11)		L + 3.75%		6.87%		2/1/2028		3,726		3,729		3,541
Perforce Software, Inc. (4)(5)(9)		SF + 4.50%		7.53%		7/1/2026		19,950		19,489		19,285
Picard Midco Inc (5)(8)				6.50%		3/31/2029		9,610		8,031		8,180
Prism Parent Co., Inc. (4)(5)(7)(11)						9/19/2028		10,833		(216)		(216)
Prism Parent Co., Inc. (4)(5)(11)		SF + 6.00%		9.02%		9/19/2028		43,333		42,472		42,471
Project Alpha Intermediate Holding, Inc. (5)(8)		L + 4.00%		7.12%		4/26/2024		8,704		8,615		8,403
Project Ruby Ultimate Parent Corp (11)		L + 3.25%		6.37%		3/10/2028		7,387		7,379		6,915
Quail Buyer, Inc. (4)(11)		L + 5.25%		8.03%		10/1/2027		7,463		7,333		7,451
Quasar Intermediate Holdings Ltd (9)		SF + 4.25%		6.98%		2/1/2029		14,000		13,880		10,430
Riley Mergeco LLC (4)(5)(7)(12)						9/23/2027		456		(9)		(20)
Riley Mergeco LLC (4)(5)(7)(12)						9/23/2027		304		(6)		(13)
Riley Mergeco LLC (4)(12)		L + 6.00% (incl 2.75% PIK)		9.12%		9/23/2027		1,694		1,659		1,621
Rocket Software, Inc. (5)(8)		L + 4.25%		7.37%		11/28/2025		11,312		11,112		10,847
Smarsh Inc. (4)(5)(7)(11)						2/16/2029		4,286		(78)		(176)
Smarsh Inc. (4)(5)(7)(11)						2/16/2029		1,071		(20)		(44)
Smarsh Inc. (4)(11)		SF + 6.50%		10.05%		2/16/2029		17,143		16,827		16,438
TA TT Buyer, LLC (5)(9)		SF + 5.00%		8.98%		4/2/2029		15,000		14,855		14,450
Tibco Software Inc (5)(9)		SF + 4.50%		8.15%		3/20/2029		13,010		11,839		11,707
Tricentis Americas, Inc. (4)(5)(7)(12)		SF + 4.25%		7.91%		5/13/2024		8,751		1,188		1,122
Tricentis Americas, Inc. (4)(5)(7)(12)						5/13/2024		499		(4)		(7)
Tricentis Americas, Inc. (4)(12)		SF + 4.25%		7.91%		5/13/2024		15,472		15,361		15,245
Trimech Acquisition Corp. (4)(5)(7)(12)		SF + 4.75%		8.03%		3/10/2028		3,289		345		280
Trimech Acquisition Corp. (4)(12)		SF + 4.75%		8.45%		3/10/2028		21,602		21,298		20,851
Trimech Acquisition Corp. (4)(5)(12)		SN + 4.75%		7.67%		3/10/2028		£36,716		44,371		39,525
UKG Inc (9)		L + 3.25%		5.54%		5/4/2026		9,187		9,124		8,766
User Zoom Technologies, Inc. (4)(5)(11)		SF + 5.75%		7.87%		4/5/2029		18,948		18,588		18,291
Zayo Group, LLC (8)		L + 3.00%		6.12%		3/9/2027		5,351		5,288		4,497
Zelis Payments Buyer, Inc. (5)(8)		L + 3.50%		6.06%		9/30/2026		13,919		13,843		13,449
										769,659		728,444		23.04%
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF + 3.35%		5.75%		2/1/2029		7,980		7,956		7,491
CC WDW Borrower, Inc. (4)(5)(7)(12)						1/27/2028		22,837		(609)		(608)
CC WDW Borrower, Inc. (4)(5)(7)(12)						1/27/2028		5,122		(136)		(136)
Cc WDW Borrower, Inc. (4)(5)(12)		SF + 6.75%		9.43%		1/27/2028		45,673		44,443		44,458
Excelitas Technologies Corp. (4)(5)(7)(11)						8/13/2029		6,522		(128)		(128)
Excelitas Technologies Corp. (4)(5)(11)		SF + 5.75%		8.49%		8/13/2029		33,804		33,135		33,141
Excelitas Technologies Corp. (4)(5)(8)		E + 5.75%		6.08%		8/13/2029		€5,587		5,621		5,368
Excelitas Technologies Corp. (4)(5)(7)(11)		SF + 5.75%		8.59%		8/14/2028		3,261		1,284		1,284
TechInsights Inc (4)(6)(12)		L + 6.63%		10.30%		11/9/2027		995		976		974
TechInsights Inc (4)(6)(12)		L + 6.63%		10.30%		11/9/2027		2,585		2,536		2,531
										95,078		94,375		2.98%
Telecommunications Equipment
Delta Topco, Inc. (5)(11)		L + 3.75%		5.84%		12/1/2027		6,970		6,787		6,342
										6,787		6,342		0.20%
Telecommunications Service Providers
Directv Financing LLC / Directv Financing Co-Obligor Inc (5)(8)				5.88%		8/15/2027		10,000		9,909		8,644
Directv Financing, LLC (11)		L + 5.00%		8.12%		8/2/2027		8,674		8,691		8,102

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Dish DBS Corporation (8)				5.25%		12/1/2026			7,703		7,415		6,322
Meriplex Communications, Ltd (4)(5)(6)(7)(11)		SF + 5.00%		7.95%		7/17/2028			4,952		880		881
Meriplex Communications, Ltd (4)(5)(6)(7)(11)		SF + 5.00%		8.18%		7/17/2028			1,143		60		60
Meriplex Communications, Ltd (4)(5)(6)(11)		SF + 5.00%		7.95%		7/17/2028			13,905		13,700		13,704
Openmarket Inc. (4)(6)(11)		L + 6.25%		9.92%		9/17/2026			4,950		4,847		4,757
Radiate Holdco LLC (5)(11)		L + 3.25%		6.37%		9/25/2026			14,917		14,848		13,836
											60,350		56,306		1.78%
Travel and Leisure
AD1 LBV1, LLC (4)(5)(7)(10)		L + 6.75%		9.31%		12/10/2024			365		244		242
AD1 LBV1, LLC (4)(5)(10)		L + 6.75%		9.31%		12/10/2024			19,002		18,812		18,763
Artemis Bidco Limited (4)(5)(6)(7)(8)		SN + 6.00%		8.19%		9/8/2028			£2,437		266		135
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		8.19%		9/8/2028			£7,749		10,043		8,130
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		8.19%		9/8/2028			£4,509		5,888		4,731
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		8.19%		9/8/2028			£4,676		6,104		4,907
Canoe Bidco Pty Limited (4)(5)(6)(9)		B + 6.00%		9.39%		5/20/2026		A$	31,969		21,086		20,149
Canoe Bidco Pty Limited (4)(5)(6)(9)		B + 6.50%		8.36%		5/20/2026		A$	137,468		94,924		86,642
IRB Holding Corp. (12)		L + 2.75%		5.87%		2/5/2025			8,122		8,058		7,867
											165,425		151,566		4.79%
Total First Lien Debt											4,630,056		4,491,420		142.04%

Second Lien Debt
Consumer Services
Asurion Corporation (5)(8)		L + 5.25%		8.37%		1/31/2028			5,165		5,101		3,919
											5,101		3,919		0.12%
Health Care Providers
Charlotte Buyer Inc (5)(9)		SF + 8.25%		10.53%		8/3/2028			10,000		9,308		9,450
											9,308		9,450		0.30%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(6)(9)		SF + 8.25%		11.28%		4/29/2030			9,000		8,782		8,787
											8,782		8,787		0.28%
Software and Computer Services
UKG Inc (9)		L + 5.25%		7.54%		5/3/2027			24,852		24,534		23,630
											24,534		23,630		0.75%
Total Second Lien Debt											47,725		45,786		1.45%

Unsecured Debt
Health Care Providers
Vetcor Group Holdings LLC (4)(5)(7)(8)						9/3/2030			250		(5)		(6)
Vetcor Group Holdings LLC (4)(5)(7)(8)		13.00% PIK		13.00%		9/3/2030			758		734		731
											729		725		0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (5)(8)				6.75%		10/15/2027			6,255		5,606		5,404
USI Inc/NY (5)(8)				6.88%		5/1/2025			4,753		4,558		4,575
											10,164		9,979		0.32%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (5)(8)				5.50%		5/1/2026			7,000		7,109		6,658
T-Mobile USA, Inc. (5)(8)				2.25%		2/15/2026			10,000		9,504		8,962
											16,613		15,620		0.49%
Total Unsecured Debt											27,506		26,324		0.83%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Structured Finance
Structured Finance Investments
ALM 2020 Ltd (5)(6)(8)		L + 6.00%		8.51%		10/15/2029		3,330		2,986		2,799
AMMC CLO 20 Ltd (5)(6)(8)		L + 5.81%		8.55%		4/17/2029		950		889		842
AMMC CLO 21 Ltd (5)(6)(8)		L + 3.10%		5.89%		11/2/2030		2,150		1,892		1,911
AMMC CLO 21 Ltd (5)(6)(8)		L + 6.50%		9.29%		11/2/2030		4,126		3,599		3,355
Carlyle Global Market Strategies (5)(6)(8)		L + 5.40%		8.11%		10/20/2027		1,750		1,469		1,493
Carlyle Global Market Strategies (5)(6)(8)		L + 5.40%		8.17%		7/27/2031		1,200		908		926
Catskill Park CLO Ltd (5)(6)(8)		L + 6.00%		8.71%		4/20/2029		1,350		1,206		1,128
CENT CLO 16, L.P. (5)(6)(8)		SF + 8.07%		10.57%		7/20/2034		3,000		2,807		2,804
Dryden 108 CLO Ltd (5)(6)(8)						7/18/2035		2,900		2,291		2,436
Marble Point CLO XI Ltd (5)(6)(8)		L + 2.80%		5.54%		12/18/2030		1,850		1,527		1,574
Monroe Capital MML CLO XIV LLC (5)(6)(8)		SF + 10.02%		14.13%		10/24/2034		2,500		2,325		2,325
OCP CLO 2017-14 Ltd (5)(6)(8)		SF + 6.80%		8.18%		1/15/2033		1,469		1,270		1,361
Shackleton 2019-XV CLO Ltd (5)(6)(8)		L + 6.66%		9.17%		1/15/2032		3,000		2,605		2,635
Silver Creek CLO Ltd (5)(6)(8)		L + 5.62%		8.33%		7/20/2030		2,000		1,771		1,697
Voya CLO Ltd (5)(6)(8)		L + 3.55%		6.29%		4/17/2030		1,500		1,309		1,319
										28,854		28,605		0.90%
Total Structured Finance										28,854		28,605		0.90%

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)(5)								2		67		67
										67		67		—%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)(5)(9)		SF + 12.00% PIK		15.59%		9/30/2032		1,000		970		970
Picard Holdco, Inc. - Preferred Shares (4)(5)(9)		SF + 12.00% PIK		15.59%		9/30/2032		30		30		30
										1,000		1,000		0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)(5)				8.00%		9/15/2032		1,000		1,000		1,002
										1,000		1,002		0.03%
Total Equity Investments										2,067		2,069		0.07%
Total Investments - Non-Controlled/Non-Affiliated										4,736,208		4,594,204		145.29%
Total Investment Portfolio										4,736,208		4,594,204		145.29%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares								140,609		140,609		140,609
Cash										21,352		21,352
Total Cash and Cash Equivalents										161,961		161,961		5.12%
Total Investment Portfolio, Cash and Cash Equivalents										4,898,169		4,756,165		150.42%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C") or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, SOFR, CDOR or BBSW and the current contractual interest rate in effect at September 30, 2022. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(3) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

(4) These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(5) These debt investments are not pledged as collateral under HLEND-A Funding Facility, the Revolving Credit Facility and the Short Term Financing Transactions.

(6) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets represented 16.8% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	$87,500	$(1,666)
SDC US Smilepay SPV	1st Lien Senior Secured Delayed Draw Loan	56,481	(3,305)
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,408	(973)
Express Wash Concepts	1st Lien Senior Secured Delayed Draw Loan	50,143	(2,030)
Foundation Automotive Us Corp	1st Lien Senior Secured Delayed Draw Loan	34,033	(902)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Term Loan	32,549	(525)
RSC Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	32,253	(680)
Armstrong Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	35,924	(1,449)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	26,250	(826)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	24,761	(753)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	23,314	(662)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,875	(757)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(608)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	22,422	(443)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(772)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(735)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	18,300	(296)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	(686)
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	16,144	(313)
Simplisafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	15,106	(281)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	(529)
Kobalt London Limited	1st Lien Senior Secured Delayed Draw Loan	13,125	(232)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(350)
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	11,531	(224)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	11,020	(495)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	(216)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(322)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Term Loan	10,067	(255)
Renaissance Financiere	1st Lien Unitranche Senior Secured Delayed Draw Loan	9,796	(190)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	6,972	(137)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	9,587	(188)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,458	(312)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	9,244	(306)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	9,000	(178)
Ppv Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,721	(172)
The NPD Group L.P.	1st Lien Senior Secured Revolving Loan	8,384	(163)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	7,798	(300)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	(145)
Tricentis Americas, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,501	(110)
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	7,500	(225)
Baart Programs, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,191	(232)
Marcone Yellowstone Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	7,137	(115)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(207)
Excelitas Technologies Corp.	1st Lien Senior Secured Delayed Draw Loan	6,522	(128)
Tilting Point Media LLC	1st Lien Senior Secured Delayed Draw Loan	6,372	(580)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	(109)
Asdam Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,465	(102)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,379	(106)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	(106)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	5,122	(136)
TMC Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	4,569	(354)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	4,286	(176)
Meriplex Communications, Ltd	1st Lien Senior Secured Delayed Draw Loan	4,000	(58)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,953	(232)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,912	(116)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	3,600	—
CPI Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,491	(54)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(57)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(105)
Thrasio LLC	1st Lien Senior Secured Delayed Draw Loan	2,972	(238)
Tilting Point Media LLC	1st Lien Senior Secured Revolving Loan	2,916	(265)
Trimech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,895	(101)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	2,687	(32)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	2,480	(105)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(89)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,422	(146)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(24)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,913	(37)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,875	(74)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,806	(54)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	(35)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	1,428	(28)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(44)
Meriplex Communications, Ltd	1st Lien Senior Secured Revolving Loan	1,067	(15)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,000	(14)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(65)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(18)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(37)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(13)
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—
AxiomSL Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	744	—
Jam City, Inc.	1st Lien Senior Secured Delayed Draw Loan	732	(10)
850 Third Avenue Mezz I, LLC	1st Lien Senior Secured Delayed Draw Loan	643	(87)
The NPD Group L.P.	1st Lien Senior Secured Revolving Loan	638	(12)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2022
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Southern Graphics Inc.	1st Lien Senior Secured Revolving Loan	625	(26)
ERC Topco Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	620	(10)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	516	(18)
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(7)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	471	(28)
RSC Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	467	(10)
Riley Mergeco LLC	1st Lien Senior Secured Delayed Draw Loan	456	(20)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	418	(24)
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	(1)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(9)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	309	(5)
Riley Mergeco LLC	1st Lien Senior Secured Revolving Loan	304	(13)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	1
Vetcor Group Holdings LLC	Unsecured Delayed Draw Loan	250	(6)
ABB/CON-CISE Optical Group LLC	1st Lien Senior Secured Revolving Loan	165	(7)
AD1 LBV1, LLC	1st Lien Senior Secured Delayed Draw Loan	119	(1)
Aventine Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	80	(3)
Becklar, LLC	1st Lien Senior Secured Delayed Draw Loan	65	(2)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	42	—
Total		$962,952	$(28,416)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2022 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2022 was 0.60%.
(11)The interest rate floor on these investments as of September 30, 2022 was 0.75%.
(12)The interest rate floor on these investments as of September 30, 2022 was 1.00%.
(13)The interest rate floor on these investments as of September 30, 2022 was 1.75%.
(14)The interest rate floor on these investments as of September 30, 2022 was 2.00%.
ADDITIONAL INFORMATION
Foreign currency forward contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 103,040	Australian Dollars 148,468	Goldman Sachs Bank USA	12/21/2022	$7,995
U.S. Dollars 1,449	Australian Dollars 2,067	Goldman Sachs Bank USA	9/21/2023	121
U.S. Dollars 1,563	Canadian Dollars 2,024	Goldman Sachs Bank USA	9/21/2023	93
U.S. Dollars 19,632	Euro 19,477	Goldman Sachs Bank USA	12/21/2022	357
U.S. Dollars 77,725	Euro 72,453	Goldman Sachs Bank USA	6/21/2023	5,401
U.S. Dollars 893	Euro 846	Goldman Sachs Bank USA	9/23/2024	29
U.S. Dollars 642	British Pound 488	Goldman Sachs Bank USA	10/21/2022	97
U.S. Dollars 43,383	British Pound 37,026	Goldman Sachs Bank USA	12/21/2022	1,997
U.S. Dollars 115,794	British Pound 94,593	Goldman Sachs Bank USA	6/21/2023	10,451
Total				$26,541

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company was formed to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the middle market and upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Investment Partners, LLC (the “Adviser”, the “Administrator”, or “HPS”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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
The Company may from time to time invest in smaller or larger companies if the opportunity presents attractive investment and risk adjusted returns. In addition to corporate level obligations, the Company’s investments in such companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans, and/or investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and the Company participates in the junior exposure.
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
The Company offers on a continuous basis up to $4.0 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of common shares, Class S shares, Class D shares, Class I shares and Class F shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its common shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers but including any shares purchased in any private offering, in any combination of purchases of Class S shares, Class D shares, Class I shares and Class F shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of February 3, 2022, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 1,268,000 Class D shares, 7,074,280 Class I shares and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to the Company as payment for such shares. There were no Class S shares issued on such date.

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
The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.
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

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the Company will take into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Adviser and the Company may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2022, the Company recorded non-recurring interest income of $0.2 million and $1.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, there were no loans placed on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2022, the Company recorded PIK income of $4.5 million and $6.1 million, respectively.

Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2022, the Company recorded other income of $0.4 million and $0.9 million, respectively.
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
For the three and nine months ended September 30, 2022, the Company did not accrue any U.S. federal income tax or excise tax.
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

For the three and nine months ended September 30, 2022, base management fees earned were $8.7 million and $15.8 million, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2022, no amounts were payable to the Adviser related to management fees.
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
The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through November 3, 2022. For the three and nine months ended September 30, 2022, income based incentive fees were $7.3 million and $11.6 million, respectively, all of which was voluntarily waived by the Adviser. As of September 30, 2022, no amounts were payable to the Adviser relating to income based incentive fees.

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
For the three and nine months ended September 30, 2022, there were no accrued capital gains incentive fees.
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
For the three and nine months ended September 30, 2022, the Company incurred $0.3 million and $1.1 million in expenses under the Administration Agreement, which were recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2022, there was $0.9 million of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority, or FINRA.

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
For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.2 million and $0.4 million attributable to Class D shares, and $2.2 million and $3.9 million attributable to Class F shares, respectively, all of which were waived during the periods.
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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$(2,384)	$—
March 31, 2022	443	(443)	—
April 30, 2022	718	(718)	—
May 31, 2022	725	(452)	273
Total	$4,270	$(3,997)	$273
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

For the three and nine months ended September 30, 2022, the Adviser made Expense Payments in the amount of $0.0 million and $4.3 million, respectively. For the three and nine months ended September 30, 2022, Reimbursement Payments made to the Adviser were $4.0 million and $4.0 million, respectively.
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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,630,056	$4,491,420	97.76%
Second lien debt	47,725	45,786	1.00
Unsecured debt	27,506	26,324	0.57
Structured finance investments	28,854	28,605	0.62
Equity investments	2,067	2,069	0.05
Total	$4,736,208	$4,594,204	100.00%
The industry composition of investments at fair value was as follows:

	September 30, 2022
	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$753,074	16.39%
Health Care Providers	628,998	13.69
Industrial Support Services	580,524	12.64
Media	417,896	9.10
Consumer Services	415,615	9.05
Non-life Insurance	312,012	6.79
Medical Equipment and Services	194,039	4.22
General Industrials	159,467	3.47
Travel and Leisure	151,566	3.30
Automobiles and Parts	121,158	2.64
Personal Care, Drug and Grocery Stores	113,210	2.46
Technology Hardware and Equipment	94,375	2.05
Food Producers	90,404	1.97
Telecommunications Service Providers	71,926	1.57
Personal Goods	69,950	1.52
Finance and Credit Services	48,855	1.06
Industrial Transportation	48,243	1.05
Aerospace and Defense	47,526	1.03
Real Estate Investment and Services	44,162	0.96
Gas, Water and Multi-utilities	44,123	0.96
Pharmaceuticals and Biotechnology	42,234	0.92
Industrial Engineering	34,859	0.76
Structured Finance	28,605	0.62
Retailers	20,000	0.44
Household Goods and Home Construction	17,895	0.39
Leisure Goods	9,243	0.20
Investment Banking and Brokerage Services	7,264	0.16
Chemicals	6,611	0.14
Telecommunications Equipment	6,342	0.14
Life Insurance	5,568	0.12
Electricity	3,403	0.07

Industrial Metals and Mining	2,946	0.06
Construction and Materials	1,184	0.03
Electronic and Electrical Equipment	927	0.03
Total	$4,594,204	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$197,418	$181,451	3.95%	5.74%
Canada	40,322	37,544	0.82	1.19
France	24,488	23,714	0.52	0.75
Italy	42,959	38,690	0.84	1.22
Spain	31,292	27,922	0.61	0.88
Taiwan	43,698	43,714	0.95	1.38
United Kingdom	148,028	131,942	2.87	4.17
United States	4,208,003	4,109,227	89.44	129.96
Total	$4,736,208	$4,594,204	100.00%	145.29%
As of September 30, 2022, there were no investments in the portfolio on non-accrual status.
As of September 30, 2022, on a fair value basis, 98.7% of performing debt investments bore interest at a floating rate and 1.3% of performing debt investments bore interest at a fixed rate.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. In accordance with this rule, the Company’s Board of Trustees has designated our Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

The following table presents the fair value hierarchy of financial instruments:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$781,390	$3,710,030	$4,491,420
Second lien debt	—	36,999	8,787	45,786
Unsecured debt	—	25,599	725	26,324
Structured finance investments	—	28,605	—	28,605
Equity investments	—	—	2,069	2,069
Total investments	$—	$872,593	$3,721,611	$4,594,204
Cash equivalents	$140,609	$—	$—	$140,609
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$26,541	$—	$26,541
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine fair value:

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments (1)	3,888,670	8,776	725	2,068	3,900,239
Proceeds from principal repayments and sales of investments	(100,312)	—	—	—	(100,312)
Accretion of discount/amortization of premium	5,520	7	3	—	5,530
Net realized gain (loss)	(34)	—	—	—	(34)
Net change in unrealized appreciation (depreciation)	(83,814)	4	(3)	1	(83,812)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$3,710,030	$8,787	$725	$2,069	$3,721,611
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2022	$(83,814)	$4	$(3)	$1	$(83,812)

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,154,718	$8,780	$—	$67	$2,163,565
Purchases of investments (1)	1,626,852	—	725	2,001	1,629,578
Proceeds from principal repayments and sales of investments	(7,931)	—	—	—	(7,931)
Accretion of discount/amortization of premium	3,023	4	3	—	3,030
Net realized gain (loss)	(45)	—	—	—	(45)
Net change in unrealized appreciation (depreciation)	(66,587)	3	(3)	1	(66,586)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$3,710,030	$8,787	$725	$2,069	$3,721,611
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2022	$(66,587)	$3	$(3)	$1	$(66,586)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2022, there were no transfers into or out of Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$2,219,286	Yield analysis	Discount rate	7.24%	15.98%	10.12%
Investments in second lien debt	8,787	Yield analysis	Discount rate	11.91%	11.91%	11.91%

(1)As of September 30, 2022, included within the fair value of Level 3 assets of $3,721,611 is an amount of $1,493,538 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.
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

During the three and nine months ended September 30, 2022, the average notional exposure for foreign currency forward contracts was $358.3 million and $180.5 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2022.

	September 30, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	$26,541	$—	$26,541	$—	$26,541
	$26,541	$—	$26,541	$—	$26,541
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$26,494	$26,541
Realized gain (loss) on foreign currency forward contracts	2,983	3,065

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022, the Company’s asset coverage was 319.65%.
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

As of September 30, 2022, the Company had two SPV Financing Facilities, as discussed below.
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
As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the HLEND A Funding Facility.

HLEND B Funding Facility
On July 19 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (“HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian.

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to an applicable benchmark (SOFR, SONIA, EURIBOR, CDOR, BBSY, STIBOR, CIBOR, NIBOR or BKBM) plus an applicable margin of 1.90% for Broadly Syndicated Loan (“BSL”) assets and 2.45% for non-BSL assets, subject to a blended floor of 2.30%, plus a credit spread adjustment based on currency ranging from 0.00% to 0.15%.

As of September 30, 2022, the maximum principal amount under the Agreement was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender (or fund an account to establish reserves for such amounts), to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions. All amounts outstanding under the HLEND B Funding Facility must be repaid by the date that is five years after the effective date of the Agreement.

As of September 30, 2022, there were no borrowings under the HLEND B Funding Facility. As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the HLEND B Funding Facility.

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
As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Short-Term Borrowings

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements, whereby the Company sells to a third party an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, generally not to exceed 180-days from the date it was sold (each a “Short Term Financing Transaction”).

As of September 30, 2022 the Company had $246.1 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $271.7 million as of September 30, 2022.

In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense.

The Company’s outstanding debt obligations were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$593,031	$593,031	$6,969	$6,969
HLEND B Funding Facility	1,000,000	—	—	1,000,000	—
Revolving Credit Facility(4)	925,000	600,429	600,429	324,571	324,571
Short-Term Borrowings	246,114	246,114	246,114	—	—
Total	$2,771,114	$1,439,574	$1,439,574	$1,331,540	$331,540
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 24.3 million, in Australian Dollars (AUD) of 75.5 million, in Canadian Dollars (CAD) of 47.1 and in British Pounds (GBP) of 16.5 million.
As of September 30, 2022, $8.2 million of interest expense and $0.5 million of unused commitment fees were included in interest payable. For the three months ended September 30, 2022, the weighted average interest rate on all borrowings outstanding was 5.21% (including unused fees and amortization of deferred financing costs, and excluding costs incurred in connection with Warehousing Transactions) and the average principal debt outstanding was $998.9 million. For the nine months ended September 30, 2022, the weighted average interest rate on all borrowings outstanding was 5.21% (including unused fees and amortization of deferred financing costs) and the average principal debt outstanding was $510.4 million.

The components of interest expense were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Borrowing interest expense	$11,722	$14,762
Facility unused fees	546	1,436
Amortization of financing costs	844	1,288
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Total interest expense	$13,112	$21,911
Cash paid for interest expense	$6,613	$13,245
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $963.0 million.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management is not aware of any pending or threatened material litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase

Agreements. As of September 30, 2022, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Provider, the Company agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. For the three and nine ended September 30, 2022, financing fees of $0.0 million and $3.4 million, respectively, were paid to the Financing Provider, which are included in interest expense on the Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2022, $0.0 million and $1.1 million, respectively, of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which are included in interest expense on the Consolidated Statements of Operations.
For the nine months ended September 30, 2022, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class S, Class D, Class I and Class F common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, the Adviser purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 1,268,000 Class D Shares, 7,074,280 Class I shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of the Adviser, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all common shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of September 30, 2022, no Class S shares were outstanding.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for common shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of common shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	5,753,381	$140,800
Distributions reinvested	74,382	1,818
Share repurchases	—	—
Early repurchase deduction	—	3
Net increase (decrease)	5,827,763	$142,621
CLASS I
Subscriptions	9,330,513	$228,310
Distributions reinvested	178,923	4,374
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	9,509,436	$232,689
CLASS F
Subscriptions	26,543,445	$649,059
Distributions reinvested	478,419	11,694
Share repurchases	(38,736)	(938)
Early repurchase deduction	—	11
Net increase (decrease)	26,983,128	$659,826
Total net increase (decrease)	42,320,327	$1,035,136
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	15,913,478	$394,775
Distributions reinvested	113,781	2,797
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	16,027,259	$397,577
CLASS I
Subscriptions	31,651,791	$786,207
Distributions reinvested	339,589	8,375
Share repurchases	—	—
Early repurchase deduction	—	10
Net increase (decrease)	31,991,380	$794,592
CLASS F
Subscriptions	81,923,845	$2,030,490
Distributions reinvested	746,035	18,360
Share repurchases	(79,854)	(1,938)
Early repurchase deduction	—	24
Net increase (decrease)	82,590,026	$2,046,936
Total net increase (decrease)	130,608,665	$3,239,105

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D Class I, and Class F common shares of beneficial interest during the nine months ended September 30, 2022:

	NAV Per Share
For the Months Ended	Class S	Class D	Class I	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32
July 31, 2022	$—	$24.48	$24.48	$24.48
August 31, 2022	$—	$24.51	$24.51	$24.51
September 30, 2022	$—	$24.21	$24.21	$24.21

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class D, Class I, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the nine months ended September 30, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	1,608
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	1,957
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	2,346
Total			$1.16022	$10,653

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	3,467
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	4,265
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	4,683
Total			$1.16022	$23,702

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	9,135
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	10,403
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	12,097
Total			$1.16022	$55,795
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
Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.160	$10,653	$1.160	$23,702	$1.160	$55,795
Net realized gains	—	—	—	—	—	—
Total	$1.160	$10,653	$1.160	$23,702	$1.160	$55,795

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Class D	Class I	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	1.38	1.40	1.40
Net unrealized and realized gain (loss) (2)	(1.01)	(1.03)	(1.03)
Net increase (decrease) in net assets resulting from operations	0.37	0.37	0.37
Distributions from net investment income (3)	(1.16)	(1.16)	(1.16)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.16)	(1.16)	(1.16)
Total increase (decrease) in net assets	(0.79)	(0.79)	(0.79)
Net asset value, end of period	$24.21	$24.21	$24.21
Shares outstanding, end of period	16,027,259	31,991,480	82,590,026
Total return based on NAV (4)	1.49%	1.49%	1.49%
Ratios:
Ratio of net expenses to average net assets (5)	2.16%	2.37%	2.34%
Ratio of net investment income to average net assets (5)	8.50%	8.69%	8.67%
Portfolio turnover rate	5.81%	5.81%	5.81%
Supplemental Data:
Net assets, end of period	$388,020	$774,522	$1,999,485
Asset coverage ratio	319.7%	319.7%	319.7%
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
(5)For the nine months ended September 30, 2022, amounts are annualized except for non-recurring expenses. For the nine months ended September 30, 2022, the ratio of total operating expenses to average net assets was 4.49%, 4.54% and 4.96% on Class D, Class I and Class F respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.33%, 2.17% and 2.62% on Class D, Class I and Class F, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2022, except as discussed below.

Subscriptions

The Company received $104.1 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective October 1, 2022.

The Company received $128.4 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective November 1, 2022.

Dividend Declarations

On October 26, 2022, the Company’s Board declared distributions of $0.1464 per Class D share, $0.1464 per Class I share and $0.1464 per Class F share, all of which are payable on November 30, 2022 to shareholders of record as of October 31, 2022.

On October 31, 2022, the Company’s Board declared special distributions of $0.10 per Class D share, $0.10 per Class I share and $0.10 per Class F share, all of which are payable on or about November 29, 2022 to shareholders of record as of October 31, 2022.

Financing Transactions

On October 28, 2022 the Company priced an offering of $170 million in aggregate principal amount of Series A Senior Notes, Tranche A (the “2025 Notes”) and $155 million in aggregate principal amount of Series A Senior Notes, Tranche B (the “2027 Notes” and, together with the 2025 Notes, the “Notes”) to institutional investors in a private placement. The issuance of the Notes are expected to close on November 14, 2022. The 2025 Notes have a fixed interest rate of 8.37% per annum and are due on November 14, 2025 and the 2027 Notes have a fixed interest rate of 8.43% per annum and are due on November 14, 2027. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes and the 2027 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the 2025 Notes and 2027 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2025 Notes, the Company receives a fixed interest rate of 8.37% per annum and pays a floating interest rate of SOFR + 4.08% per annum on $85 million of the 2025 Notes. Under the interest rate swap agreement related to the 2027 Notes, the Company receives a fixed interest rate of 8.43% per annum and pays a floating interest rate of SOFR + 4.42% per annum on $77.5 million of the 2027 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On November 3, 2022, the Company increased the maximum principal amount under the Revolving Credit Facility from $925 million to $1,125 million.

Other
On November 2, 2022, the Adviser decided to extend the waiver of the Company’s management fee and incentive fee based on income until December 31, 2022. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first nine months following the date on which the Company broke escrow for its continuous public offering, which occurred on February 3, 2022.

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
Overview and Investment Framework
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
Our investment objective is to generate attractive risk adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established middle market and upper middle market companies and, in select situations, companies in special situations. We use the term middle market and upper middle market companies to generally mean companies with “EBITDA” between $50 million to $350 million annually at the time of investment. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We will also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. Prior to raising sufficient capital, the portfolio may display a greater percentage of assets within liquid credit opportunities than we otherwise would expect for a fully invested portfolio. We will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure.

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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

• investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement;

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended September 30, 2022
Total investments, beginning of period	$3,097,264
New investments purchased	1,706,477
Net accretion of discount on investments	3,487
Net realized gain (loss) on investments	(1,675)
Investments sold or repaid	(69,345)
Total investments, end of period	$4,736,208
The following table presents certain selected information regarding our investment portfolio:

September 30, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.2%
Weighted average yield on debt and income producing investments, at fair value(1)	9.5%
Number of portfolio companies	184
Weighted average EBITDA(2)	$165
Weighted average loan-to-value (“LTV”) (3)	42%
Percentage of debt investments bearing a floating rate, at fair value	98.7%
Percentage of debt investments bearing a fixed rate, at fair value	1.3%
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
(2)Includes all private debt investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Company’s Board of Trustees) and excludes investments where net debt to EBITDA may not be the appropriate measure of credit risk. Figures are derived from the financial statements most recently obtained by the Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable private debt investments.
(3)Includes all private debt investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Company’s Board of Trustees). Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.

Our investments consisted of the following:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,630,056	$4,491,420	97.76%
Second lien debt	47,725	45,786	1.00
Unsecured debt	27,506	26,324	0.57
Structured finance investments	28,854	28,605	0.62
Equity investments	2,067	2,069	0.05
Total	$4,736,208	$4,594,204	100.00%
As of September 30, 2022, there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value:

September 30, 2022
Software and Computer Services	16.39%
Health Care Providers	13.69
Industrial Support Services	12.64
Media	9.10
Consumer Services	9.05
Non-life Insurance	6.79
Medical Equipment and Services	4.22
General Industrials	3.47
Travel and Leisure	3.30
Automobiles and Parts	2.64
Personal Care, Drug and Grocery Stores	2.46
Technology Hardware and Equipment	2.05
Food Producers	1.97
Telecommunications Service Providers	1.57
Personal Goods	1.52
Finance and Credit Services	1.06
Industrial Transportation	1.05
Aerospace and Defense	1.03
Real Estate Investment and Services	0.96
Gas, Water and Multi-utilities	0.96
Pharmaceuticals and Biotechnology	0.92
Industrial Engineering	0.76
Structured Finance	0.62
Retailers	0.44
Household Goods and Home Construction	0.39
Leisure Goods	0.20
Investment Banking and Brokerage Services	0.16
Chemicals	0.14
Telecommunications Equipment	0.14
Life Insurance	0.12
Electricity	0.07
Industrial Metals and Mining	0.06
Construction and Materials	0.03
Electronic and Electrical Equipment	0.03
Total	100.00%

The table below describes investments by geographic composition:

September 30, 2022
Australia	3.95%
Canada	0.82
France	0.52
Italy	0.84
Spain	0.61
Taiwan	0.95
United Kingdom	2.87
United States	89.44
Total	100.00%

Our Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include, but are not limited to, the following:
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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$83,118	$139,037
Net expenses	19,958	29,842
Net investment income	63,160	109,195
Net realized gain (loss)	290	3,723
Net change in unrealized appreciation (depreciation)	(33,417)	(99,849)
Net increase (decrease) in net assets resulting from operations	$30,033	$13,069
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income	$78,251	$132,030
Payment-in-kind interest income	4,470	6,111
Other income	397	896
Total investment income	$83,118	$139,037

For the three and nine months ended September 30, 2022, total investment income was $83.1 million and $139.0 million, respectively, driven by our deployment of capital and income earned on the investments. The size of our investment portfolio at fair value was $4,594.2 million and our weighted average yield on debt and income producing securities at fair value was 9.5%.
Expenses
Expenses were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense	$13,112	$21,911
Management fees	8,746	15,827
Income based incentive fee	7,302	11,637
Distribution and shareholder servicing fees
Class D	207	375
Class F	2,215	3,916
Professional fees	591	1,581
Board of Trustees’ fees	127	390
Administrative service expenses	316	1,069
Other general & administrative	1,244	2,497
Amortization of offering costs	571	1,471
Total expenses	34,431	60,674
Expense support	—	(4,270)
Recoupment of expense support	3,997	3,997
Reimbursable expenses previously borne by Adviser	—	1,196
Distribution and shareholder servicing fees waived	(2,422)	(4,291)
Management fees waived	(8,746)	(15,827)
Incentive fees waived	(7,302)	(11,637)
Net expenses	$19,958	$29,842
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) of $13.1 million for the three months ended September 30, 2022 was driven by $998.9 million of average borrowings under our credit facilities.
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $21.9 million for the nine months ended September 30, 2022 was driven by $510.4 of average borrowings under our credit facilities and expenses incurred related to the investments funded by the Financing Provider under the Warehousing Transactions.
Management Fees
For the three and nine months ended September 30, 2022, management fees were $8.7 million and $15.8 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has agreed to waive the management fee from the date on which the Company broke escrow for the Offering through November 3, 2022, which resulted in waivers of $8.7 million and $15.8 million for the three and nine months ended September 30, 2022.
Income Based Incentive Fees
For the three and nine months ended September 30, 2022, income based incentive fees were $7.3 million and $11.6 million, respectively. The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through November 3, 2022, which resulted in waivers of $7.3 million and $11.6 million for the three and nine months ended September 30, 2022.

Capital Gains Incentive Fees
For the three and nine months ended September 30, 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses since inception. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $5.3 million for the three months ended September 30, 2022, primarily comprised of $1.2 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $0.6 million of professional fees (including legal, audit and tax), $0.6 million of offering costs, and $2.4 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Total other expenses were $11.3 million for the nine months ended September 30, 2022, primarily comprised of $2.5 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $1.6 million of professional fees (including legal, audit and tax), $1.5 million of offering costs, and $4.3 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and nine months ended September 30, 2022, the Administrator charged $0.3 million and $1.1 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
For the three and nine months ended September 30, 2022, we incurred no U.S. federal excise tax.

Net Changed in Unrealized Gain (Loss)

Net change in unrealized gain (loss) was comprised of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Non-controlled/non-affiliated investments	$(71,003)	$(142,004)
Foreign currency forward contracts	26,494	26,541
Translation of assets and liabilities in foreign currencies	11,092	15,614
Net change in unrealized appreciation (depreciation)	$(33,417)	$(99,849)
For the three and nine months ended September 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and private credit markets.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Non-controlled/non-affiliated investments	$(1,675)	$(1,597)
Foreign currency forward contracts	2,983	3,065
Foreign currency transactions	(1,018)	2,255
Net realized gain (loss)	$290	$3,723
For the three and nine months ended September 30, 2022, we generated realized gains of $0.3 million and $3.7 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions and currency forwards, partially offset by realized losses on broadly syndicated loans and bonds.
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
As of September 30, 2022, we had two asset-based leverage facilities and one corporate-level revolving credit facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022, we had an aggregate amount of $1,439.6 million of debt outstanding and our asset coverage ratio was 319.65%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2022, taken together with our $1,331.5 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our common shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our common shares and the use of existing and future financing arrangements. As of September 30, 2022, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our common shares and available borrowing capacity under our credit facility. Additionally, we held $872.6 million of Level 2 investments as of September 30, 2022, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities during the nine months ended September 30, 2022, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2022, we had $162.0 million in cash and cash equivalents. During the nine months ended September 30, 2022, cash used in operating activities was $4,439.8 million, primarily as a result of funding portfolio investments of $4,867.7 million, partially offset by an increase in unsettled payables of $202.1 million and proceeds from sale of investments and principal repayments of $142.0 million. Cash provided by financing activities was $4,601.7 million during the period, primarily as a result of new share issuances related to $3,211.5 million of subscriptions and net borrowings of $1,455.4 million.
Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	5,753,381	$140,800
Distributions reinvested	74,382	1,818
Share repurchases	—	—
Early repurchase deduction	—	3
Net increase (decrease)	5,827,763	$142,621
CLASS I
Subscriptions	9,330,513	$228,310
Distributions reinvested	178,923	4,374
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	9,509,436	$232,689
CLASS F
Subscriptions	26,543,445	$649,059
Distributions reinvested	478,419	11,694
Share repurchases	(38,736)	(938)
Early repurchase deduction	—	11
Net increase (decrease)	26,983,128	$659,826
Total net increase (decrease)	42,320,327	$1,035,136

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2022:

	Shares	Amount
CLASS D
Subscriptions	15,913,478	$394,775
Distributions reinvested	113,781	2,797
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	16,027,259	$397,577
CLASS I
Subscriptions	31,651,791	$786,207
Distributions reinvested	339,589	8,375
Share repurchases	—	—
Early repurchase deduction	—	10
Net increase (decrease)	31,991,380	$794,592
CLASS F
Subscriptions	81,923,845	$2,030,490
Distributions reinvested	746,035	18,360
Share repurchases	(79,854)	(1,938)
Early repurchase deduction	—	24
Net increase (decrease)	82,590,026	$2,046,936
Total net increase (decrease)	130,608,665	$3,239,105

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	1,608
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	1,957
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	2,346
Total			$1.16022	$10,653

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	3,467
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	4,265
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	4,683
Total			$1.16022	$23,702

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	9,135
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	10,403
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	12,097
Total			$1.16022	$55,795
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the nine months ended September 30, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.160	$10,653	$1.160	$23,702	$1.160	$55,795
Net realized gains	—	—	—	—	—	—
Total	$1.160	$10,653	$1.160	$23,702	$1.160	$55,795
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
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.
Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$600,000	$593,031	$593,031	$6,969	$6,969
HLEND B Funding Facility	1,000,000	—	—	1,000,000	$—
Revolving Credit Facility(4)	925,000	600,429	600,429	324,571	324,571
Short-Term Borrowings	246,114	246,114	246,114	—	—
Total	$2,771,114	$1,439,574	$1,439,574	$1,331,540	$331,540

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD ) of 34.9 million, and in British Pounds (GBP) of 16.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 24.3 million, in Australian Dollars (AUD) of 75.5 million, in Canadian Dollars (CAD) of 47.1 and in British Pounds (GBP) of 16.5 million.
For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $963.0 million.
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

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At  September 30, 2022, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
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
(1)Performance is through September 30, 2022 and assumes distributions are reinvested pursuant to the our dividend reinvestment plan. Amounts are not annualized and include the impact of expense support and waivers, as applicable.
(2)Class S has not commenced operations as of September 30, 2022.
Recent Developments
Subscriptions

The Company received $104.1 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective October 1, 2022.

The Company received $128.4 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective November 1, 2022.

Dividend Declarations

On October 26, 2022, the Company’s Board declared distributions of $0.1464 per Class D share, $0.1464 per Class I share and $0.1464 per Class F share, all of which are payable on November 30, 2022 to shareholders of record as of October 31, 2022.

On October 31, 2022, the Company’s Board declared special distributions of $0.10 per Class D share, $0.10 per Class I share and $0.10 per Class F share, all of which are payable on or about November 29, 2022 to shareholders of record as of October 31, 2022.

Financing Transactions

On October 28, 2022 the Company priced an offering of $170 million in aggregate principal amount of Series A Senior Notes, Tranche A (the “2025 Notes”) and $155 million in aggregate principal amount of Series A Senior Notes, Tranche B (the “2027 Notes” and, together with the 2025 Notes, the “Notes”) to institutional investors in a private placement. The issuance of the Notes are expected to close on November 14, 2022. The 2025 Notes have a fixed interest rate of 8.37% per annum and are due on November 14, 2025 and the 2027 Notes have a fixed interest rate of 8.43% per annum and are due on November 14, 2027. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the 2025 Notes and the 2027 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the 2025 Notes and 2027 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2025 Notes, the Company receives a fixed interest rate of 8.37% per annum and pays a floating interest rate of SOFR + 4.08% per annum on $85 million of the 2025 Notes. Under the interest rate swap agreement related to the 2027 Notes, the Company receives a fixed interest rate of 8.43% per annum and pays a floating interest rate of SOFR + 4.42% per annum on $77.5 million of the 2027 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On November 3, 2022, the Company increased the maximum principal amount under the Revolving Credit Facility from $925 million to $1,125 million.

Other
On November 2, 2022, the Adviser decided to extend the waiver of the Company’s management fee and incentive fee based on income until December 31, 2022. Previously, the Adviser had agreed to waive the management fee and incentive fee based on income for the first nine months following the date on which the Company broke escrow for its continuous public offering, which occurred on February 3, 2022.
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

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Company and the Adviser may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by the Company, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of September 30, 2022, 98.7% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$142,246	$(43,187)	$99,059
Up 200 basis points	94,830	(28,791)	66,039
Up 100 basis points	47,415	(14,396)	33,019
Down 100 basis points	(47,415)	14,396	(33,019)
Down 200 basis points	(94,830)	28,791	(66,039)
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 3. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. In the current economic environment, we may take on fixed rate liabilities, such as the 2025 Notes and 2027 Notes, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future dividends to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

We may invest through joint ventures.

From time to time, the Company may hold a portion of its investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.
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
During the nine months ended September 30, 2022, approximately 79,854 shares were repurchased (total value of $1.9 million).

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

3.2	Bylaws of the Company (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 26, 2022).

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

10.2	Managing Dealer Agreement (incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.3	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.4	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (333-259453), filed on August 12, 2022).*

10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

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

10.9
Amendment No. 1 to Credit Agreement, dated as of September 16, 2022, by and among HLEND Holdings B, L.P., as borrower, HPS Corporate Lending Fund, as servicer, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 21, 2022).

10.10
Commitment Increase Agreement, dated as of November 3, 2022, by and among HPS Corporate Lending Fund, The Bank of New York Mellon, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, as an issuing bank, and as an increasing lender, Goldman Sachs Bank USA, as an issuing bank and as an increasing lender, MUFG Bank, Ltd., as an issuing bank, Royal Bank of Canada, as an issuing bank, Sumitomo Mitsui Banking Corporation, as an issuing bank, Bank of America, N.A., as an increasing lender, and BNP Paribas, as an increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 4, 2022).

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

HPS Corporate Lending Fund

November 14, 2022	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2022	/s/ Robert Busch
Robert Busch
Chief Financial Officer