Form 10-K
period 2022-12-31
HPS Corporate Lending Fund
filed 2023-03-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (212) 287-6767
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Class I Common shares of beneficial interest, par value $0.01
Class F Common shares of beneficial interest, par value $0.01
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2022, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 3, 2023 was 0, 18,085,957, 36,060,516 and 94,707,454 of Class S, Class D, Class I and Class F common shares, respectively. Common shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Lending Fund (together, with its consolidated subsidiaries, the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, increases in borrowing costs and a potential global recession;
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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•The Company is Dependent on the Investment Team.
•An Investment in the Company is Illiquid and There are Restrictions on Withdrawal.
•There Can be No Assurance the Company will be Able to Obtain Leverage.
•The Company is Subject to Risks Relating to Use of Leverage.
•The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.
•The Adviser May be Required to Expedite Investment Decisions.
•The Company is Subject to Risks Relating to Portfolio Valuation.
•The Company is Subject to Risks Relating to Lack of Diversification.
•The Company is Subject to Risks Relating to the Timing of Realization of Investments.
•The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•The Company is Subject to Risks Relating to Distributions.
•The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.
•We Face Risks Associated With the Deployment of Our Capital.
•The Company is Currently Operating in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Rising Interest Rate Environment.

Risks Relating to the Company’s Investments

•The Company’s Portfolio Companies May be Highly Leveraged.
•The Company is Subject to Risks Due to its Reliance on Portfolio Company Management.
•The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.
•The Company is Subject to Risks Relating to Defaults by Portfolio Companies.
•The Company is Subject to Risks Relating to Third Party Litigation.
•Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.
•The Company Invests in Loans with Limited Amortization Requirements.
•The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.
•The Company is Subject to Risks of Investments in Certain Countries.
•The Company is Subject to Risks Associated with Management of Distressed Investments.
•The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

Risks Relating to Certain Regulatory and Tax Matters

•The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.
•The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.
•The Company May Incur Significant Costs as a Result of Being an Exchange Act Reporting Company.
•The Company is Subject to Risks Relating to General Data Protection Regulations.
•The Company is Subject to Risks Related to Being an “Emerging Growth Company.”

Federal Income Tax Risks

•The Company is Subject to RIC Qualification Risks.
•The Company May Experience Difficulty with Paying Required Distributions.
•Some Investments May be Subject to Corporate-Level Income Tax.

Website Disclosure

We use our website (www.hlend.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I

Item 1. Business.

Our Company

HPS Corporate Lending Fund was formed on December 23, 2020, as a Delaware statutory trust. We were organized to invest primarily in newly originated senior secured debt and other securities, including syndicated loans, of private U.S. companies within the upper middle market. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by HPS Investment Partners, LLC (“HPS” or the “Adviser”). We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior secured term loans in high quality, established upper middle market companies, and in select situations, companies in special situations. The loans within the portfolio are typically floating rate instruments that often pay current income on a quarterly basis. We expect returns to be generated from ongoing interest income as well as original issue discount, closing payments, commitment fees, prepayments and related fees. We use the term “upper middle market companies” to generally mean companies with “EBITDA” of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” In addition to corporate level obligations, our investments in these companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans. We may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. We may also participate in programmatic investments in partnership with one or more unaffiliated banks or other financial institutions, where our partner assumes senior exposure to each investment, and we participate in the junior exposure.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. Our liquid credit instruments may include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments. We intend to use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

We believe our investment strategy has the ability to benefit from strong downside protections. With our primary focus on senior secured loans, our investments are generally expected to display conservative loan-to-value ratios, benefit from a direct security interest in a borrower’s assets and require that borrowers provide financial maintenance covenants or other structural credit features tailored to mitigate identifiable credit risks.

We will capitalize on HPS’s scale, differentiated breadth of deal origination sourcing, expertise in fundamental credit analysis and structuring, rigorous approach to investment selection and active portfolio monitoring to implement our investment strategy and seek to deliver attractive risk returns to our shareholders.

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities).

Our investments in newly originated secured debt may take the form of first lien senior secured and unitranche loans, notes, bonds and other corporate debt securities, bridge loans, assignments, participations, total return swaps and other derivatives. We seek to invest primarily in first lien senior secured debt and unitranche loans but may also invest in second lien and subordinated debt. We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. A portion of our investments may also be composed of “covenant-lite loans,” although such loans are not expected to comprise a significant portion of our portfolio. We also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments.

Although not expected to be a primary component of our investment strategy, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. We may, to a limited extent, invest in junior debt (whether secured or unsecured), including mezzanine loans, as part of our investment strategy and upon approval of each such investment by our portfolio management team. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments. While we expect our assets to be primarily directly originated, we may also invest in structured products or broadly syndicated transactions where HPS seeks an anchor-like or otherwise influential role in certain traded instruments as part of our liquid portfolio.

The loans within the portfolio are typically floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, closing payments, commitment fees, prepayments and related fees. Our investments generally have stated terms of three to seven years, and the expected average life of our investments is generally two to three years. However, there is no limit to the maturity or duration of any investment that we may hold in our portfolio. We expect most of our debt investments to be unrated. When rated by a nationally recognized statistical ratings organization, our investments would generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other HPS funds. We expect to invest in co-investment transactions with other HPS funds. See “Regulation as a BDC—Affiliated Transactions” and “Allocation of Investment Opportunities—Co-Investment Relief.”

We may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities are subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We may also seek to borrow capital in local currency as a means of hedging non-U.S. dollar denominated investments.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

We are currently offering on a continuous basis up to $4.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). We expect to offer to sell any combination of four classes of Common Shares, Class S shares, Class D shares, Class I shares and Class F shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. We may also engage in private offerings of its Common Shares.

As of February 3, 2022, we satisfied our minimum offering requirement and commenced operations after our Board of Trustees (the “Board” and each member of the Board, a “Trustee”) authorized the release of proceeds from escrow (the "Escrow Break Date"). As of such date, we issued and sold 20,437,880 shares (consisting of 1,268,000 Class D shares, 7,074,280 Class I shares and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to us as payment for such shares. There were no Class S shares issued on such date.

Our Investment Adviser

Our investment activities are managed by HPS, an investment adviser registered with the SEC under the Advisers Act. The principal executive offices of our Adviser are located at 40 West 57th Street, New York, NY 10019. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

HPS is a leading global credit-focused alternative investment firm with $97 billion of total assets under management as of January 1, 2023. HPS invests primarily in non-investment grade credit and manages various strategies across the capital structure that include privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit, including syndicated leveraged loans, collateralized loan obligations and high yield bonds; asset-based finance; and real estate. Established in 2007, HPS has 193 investment professionals and over 550 total employees and is headquartered in New York with fourteen additional offices globally as of December 31, 2022. HPS was established as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of J.P. Morgan Asset Management (“JPMAM”). In March 2016, the principals of HPS acquired HPS from JPMAM, which retained HCM’s hedge fund strategies. In June 2018, affiliates of Dyal Capital Partners, a division of Neuberger Berman, made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS.

Our Administrator

HPS, a Delaware limited liability company, serves as our Administrator. The principal executive offices of our Administrator are located at 40 West 57th Street, New York, NY 10019. We reimburse the Administrator for its costs, expenses and our allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”). See “—Administration Agreement.”

Market Opportunity

Private credit as an asset class has grown considerably since the global financial crisis of 2008, and it is estimated that the total market size of private credit has grown fivefold to reach $1.2 trillion in 20211. We expect this growth to continue and, along with the factors outlined below, to provide a robust backdrop to what HPS believes will be a significant number of attractive investment opportunities aligned to our investment strategy.

•Senior Secured Loans Offer Attractive Investment Characteristics. We believe that senior secured loans benefit from their relative priority position, typically sitting as the most senior obligation in an issuer’s capital structure, often with a direct security interest in the issuer’s (or its subsidiaries’) assets. Senior secured loans generally consist of floating rate cash interest coupons that we believe can be an attractive return attribute in a rising interest rate environment. In addition to a current income component, senior secured loans typically include original issue discount, closing payments, commitment fees, SOFR (or similar rate) floors, call protection, and/or prepayment penalties and related fees that are additive components of total return. The relative seniority and security of a senior secured loan, coupled with the privately negotiated nature of direct lending, help mitigate downside risk. These attributes have contributed to senior secured loans’ comparatively strong record of recovery after a default, as such loans have historically realized a higher recovery rate than unsecured parts of an issuer’s capital structure.2

•Regulatory Actions Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and has become a viable alternative solution for middle to upper middle market borrowers seeking financing capital. Global regulatory actions that followed the 2008 financial crisis have significantly increased the cost of capital requirements for commercial banks, limiting the willingness of commercial banks to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle and upper middle market sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which we believe is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 20223. Access to the syndicated leveraged loan market has also become challenging for both first time issuers and smaller scale issuers, who previously had access to the capital markets. Issuers of tranche sizes representing less than $500 million account for approximately 7% of the new issue market as of December31, 2022 as compar
1 Source: Preqin, Private Debt global AUM tracked as of December 31, 2021.
2 Source: Moody’s Investors Service Ultimate Recovery Rates Data; “Corporate Defaults and Recoveries - US” as of May 18, 2021.
3 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-Bank.

ed to over 49% in 20004. We believe that these regulatory actions have caused a shift in the role that commercial banks play in the direct lending market for middle to upper middle market borrowers, creating a void in the financing marketplace. This void has been filled by direct lending platforms which seek to provide borrowers an alternative “originate and retain” solution. In response, corporate borrower behavior has increasingly shifted to a more conscious assessment of the benefits that direct lending platforms of strategic financing partners can offer.

•Volatility in Credit Markets has made Availability of Capital Less Predictable. We believe that the value of direct lending platforms for borrowers hinges on providing certainty of capital at a fair economic price. Volatility in the credit markets, coupled with changes to the regulatory framework over the past several years, has resulted in an imbalance between the availability of new loans to middle market borrowers and the demand from borrowers requiring capital for acquisitions, capital expenditures, recapitalizations, refinancings and restructurings. We believe that the scarcity of the supply of traditional loan capital relative to the demand has created an environment where direct lenders can often negotiate loans with attractive returns and creditor protections.

•Increasingly Larger Borrowers Are Finding Value in Private Solutions. We believe the opportunity set has subtly shifted toward larger borrowers in recent times. The private credit focus on the middle market was traditionally driven by borrowers’ inefficient access to capital, and the fact that such borrowers were too small to have a syndicated loan or high yield bond. At the upper end of the middle market, companies have traditionally had the option to pursue a broadly syndicated loan, but recent volatility has increased the value they appear to be placing on the confidentiality, efficiency and execution certainty that is available in the private credit market. We believe that as borrowers and debt advisors become more aware of the depth in the private debt space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives for larger companies. We believe the benefits of this growing opportunity set at the upper end of the market will accrue to the largest direct lending players, like HPS, as scale is a prerequisite for providing certainty.

Potential Competitive Strengths

HPS is a leading global, credit-focused alternative investment firm that seeks to provide creative capital solutions and generate attractive risk-adjusted returns for its clients. The scale and breadth of HPS’s platform offers the flexibility to invest in companies large and small across the capital structure through both standard and highly customized structures. At its core, HPS shares a common thread of intellectual rigor and investment discipline that enables it to create value for its clients, who have entrusted HPS with approximately $97 billion of assets under management as of January 1, 2023. We will benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

•Scaled Capital with an Ability to Speak for the Full Debt Quantum. Scaled capital has been a key factor in capturing investment opportunities for prior funds managed by HPS. The scale of the HPS Direct Lending platform, including managed accounts and similar investment vehicles, allows it to commit to loans of up to approximately $1 billion. HPS believes that there is a finite set of competitors who can provide and solely hold investments of this size and service these larger scale borrowers. HPS believes that many borrowers in this segment value the confidentiality, efficiency and execution certainty available in the private credit market. HPS also believes that being the sole or majority investor in a debt tranche can also provide the funds it advises with enhanced downside protection. Additionally, due to favorable competitive dynamics with fewer capital providers with the ability to deliver scaled capital solutions, HPS believes that the HPS Direct Lending platform has, to date, been successful in capturing attractive risk-adjusted returns for providing solutions to larger, more diversified borrowers. Having the scale to provide a complete capital solution to larger borrowers has also been an important factor in HPS’s ability to make investments in an increasingly competitive market environment.

•Diversified Sourcing Network. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive relationship network across a breadth of private and public companies, management teams, banks, debt advisors, other financial intermediaries and financial sponsors. As a result, HPS has historically sourced a majority of its private credit investments from channels other than financial sponsors5. HPS believes that its ability to source from non-sponsor channels significantly reduces the level of competitive intensity and allows it to focus on structuring improved economics, stricter financial covenants and stronger loan documentation. In addition, the direct dialogue with management teams can result in a better understanding of the underlying borrowers and better positioning to actively manage investments throughout their life. HPS is also actively engaged with financial sponsors, and its exposure to sponsor transactions tends to increase in times of public market dislocation (when certainty of capital and speed of execution with a single counterparty is often
4 Source: S&P LCD Middle Market Deal Size Category Factsheet 4Q 2022.
5 As of December 31, 2022. Based on all investments made since inception by funds and accounts across HPS’s Direct Lending Platform, including Specialty Direct Lending, Core Senior Lending and HLEND strategies.

sought after and highly valued). HPS believes that the ability to flex in and out of both sponsor and non-sponsor markets allows the Company to remain nimble and optimize its opportunity set across different market dynamics. While HPS seeks to source investments from non-sponsor channels for the Company, as of December 31, 2022, the Company has sourced only a minority of its overall private credit investments from non-sponsor channels. The Company may not, in the future, obtain its desired allocation to investments from the non-sponsor channel, which could adversely impact returns.

•Breadth of HPS’s Credit Investment Platform. HPS is a global alternative investment firm with strategies that seek to capitalize on non-investment grade credit opportunities across the capital structure. As a multi-strategy credit platform, seeking opportunities across both private and liquid credit, HPS employs an open-architecture framework under which investment teams can apply shared knowledge and insights when evaluating new investment opportunities. HPS’s team of 193 investment professionals managed approximately $97 billion as of January 1, 2023. HPS believes that its multi-strategy approach provides a differentiated vantage point to evaluate relative value and better positions the firm to provide borrowers with a comprehensive and diverse set of potential financing solutions, which may enable the Company to see more investment opportunities. In addition, HPS believes that its global footprint enables the Company to view and potentially benefit from relative value opportunities across geographies.

•Willingness to Navigate Complex to Evaluate a Mispriced Opportunity. HPS believes that its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to its competitors. In these situations, risk is often mispriced by the market, which HPS believes may offer a disproportionate return opportunity as there may be fewer willing lenders with the requisite expertise to underwrite these investment opportunities and borrowers tend to be more willing to pay for secured financing. HPS seeks to use its understanding of market structures to pursue these investment opportunities, identifying structures or deal dynamics that dissuade competing capital that view the opportunities as more “complex.” HPS believes that addressing complexity through creative pricing and structure can generate potential investment opportunities that can offer attractive, uncorrelated returns taking into account the additional work that is required. Leveraging HPS’s multi-strategy approach to credit may provide the Company with distinctive vantage points in determining the relative value of, as well as insight into appropriately pricing, the investment opportunity in light of the risk. HPS believes that the capability to navigate complexity to identify a potentially mispriced investment opportunity is important in environments where volatility and uncertainty around economic growth is common.

•Focus on the Upper Middle Market. HPS Direct Lending generally targets the upper-end of the middle market. As HPS believes that the market is in its later stages of the existing credit cycle, HPS intends to position the portfolio by focusing on larger, more resilient companies that generally generate $75 million to $1 billion of EBITDA annually or $250 million to $5 billion in revenue annually. In comparison, the S&P LCD definition of middle market is defined as companies with $50 million of EBITDA or less. HPS believes the upper end of the middle market has a favorable supply/demand dynamic, with substantial demand resulting from regulatory driven structural shifts in the financial landscape and limited supply as most other direct lending providers focus on small to middle market borrowers. HPS also believes that this segment of the market can offer greater downside protection, as larger businesses typically possess the benefits of scale and a greater critical mass through diversification of customers and supplier base. As a result of these dynamics, HPS believes that it can generally negotiate commensurate or better terms with respect to borrowers in that segment and that those borrowers can provide the Company with increased downside protection, resulting in attractive risk-adjusted returns compared to the smaller-end and core-middle market.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on stable, established upper middle market companies, HPS employs a highly selective and rigorous ‘‘private equity-like’’ diligence and investment evaluation process focused on identification of potential risks, when underwriting its directly originated investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 28 years of workout experience, who work on an integrated basis to actively manage each investment throughout its life.

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of six members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

Investment Selection and Process for Private Investment Portfolio

We believe that much of the value the Adviser creates for our private investment portfolio comes on the front end through the diversity of HPS’s sourcing capabilities. To source transactions, HPS leverages the breadth of its global credit platform and its shared knowledge and insights gleaned across both private and public credit, to cast a wide net to drive transaction flow. The Adviser seeks to generate investment opportunities across HPS’s various sourcing channels, including financial intermediaries such as investment banks and debt advisory firms, direct relationships with companies and management teams, private equity sponsors and formal partnerships and strategic arrangements with select financial institutions. We believe that this multi-pronged approach to sourcing provides a significant pipeline of investment opportunities for us that could contribute to our portfolio with attractive investment economics and risk/reward profile.

The Adviser evaluates and manages directly originated investments by adhering to the core principles of rigorous fundamental analysis, thorough due diligence, active portfolio monitoring and risk management.

Rigorous Investment Screening and Selection Process

The Adviser expects us to benefit from HPS’s global sourcing platforms and seeks to build a strong pipeline of investment opportunities. From this pipeline, certain investments proceed to an initial screening discussion that focuses on establishing the framework for the viability of the investment opportunity and the reasons to make the investment (e.g., leading market share, sustainable franchise and brand value, and value-add products or services). When evaluating a loan, our investment team (the “Investment Team”) expects to focus on a combination of business stability, asset values and contractual loan protections. We focus on lending to borrowers that the Investment Team believes demonstrate or are expected to develop attractive characteristics which may include: (i) leading market share, (ii) sustainable competitive advantages and strong barriers to entry, (iii) substantial free cash flow conversion and EBITDA margins, (iv) liquidity to withstand market cycles, and/or (v) high-quality, proven management teams. When evaluating asset value, the Investment Team intends to focus on evaluating: (a) the liquidity and stability of the secondary market for the collateral, (b) the ability to effectively enforce security provisions and/or (c) the level of over-collateralization offered by the borrower’s underlying assets. This process seeks to prioritize the Investment Team’s time spent and resources allocated by focusing on screening for opportunities where the borrower may place greater emphasis on certain non-economic characteristics, such as certainty of scaled capital, creative financing solutions, an ability to understand complexity of capital structure or business risk and/or confidentiality of operating and financial performance. HPS believes that when facing these characteristics, we have a competitive edge over certain syndicated financing solutions or other competitive direct lending platforms (both of which typically have a lower cost of capital). This rigorous selection process helps the Investment Team focus on situations where the Adviser believes we have a competitive edge to capitalize on an investment opportunity.

Fundamental Analysis, Due Diligence, and Capital Preservation

The Investment Team’s approach to investment selection is anchored around seeking to conduct rigorous upfront, “private equity-like” due diligence. The Investment Team’s due diligence and risk management processes seek to utilize and benefit from the substantial resources within HPS, as well as the Investment Team’s extensive relationships with management teams, industry experts, consultants, and outside advisors. The Company may at times retain outside consultants, expert networks, research firms and accounting and audit services to help enhance due diligence in certain areas of focus. The Investment Team’s intended approach to working closely with involved counterparties, such as financial intermediaries, or directly with a borrower’s management team, is expected to provide certain due diligence advantages by facilitating access to information needed to complete each step of the Investment Team’s screening, due diligence and monitoring process. In addition, the Investment Team seeks to employ a comprehensive investment process, which may include in-depth due diligence and full credit analysis on transaction drivers, investment thesis, review of business, industry and borrower risks and mitigants, undertaking a competitive analysis, management calls/meetings, reviewing and performing financial analysis of historical results, preparing detailed models with financial forecasts, examining legal structure/terms/collateral, performing relative value analysis, employing external consultants and/or other considerations that the Investment Team deems appropriate. This investment process typically includes:

i.Review of historical filings, financial information and other publicly-available information;
ii.Assessment of monthly, quarterly and annual financial projections;
iii.Business and industry diligence including meetings with senior management team, often in conjunction with retained third party experts;
iv.Site/plant visits (where relevant), in certain cases in conjunction with retained industry-specific independent engineers;
v.Accounting and quality of earnings review, often through retained external accountants;
vi.“Channel checks” on the company, industry and management team, utilizing the Investment Team’s relationships as well as the institutional relationships of HPS;

vii.Background checks on senior management and members of the board of directors using external providers; and/or
viii.Detailed legal and structural analysis of the borrower and negotiation of the investment documentation.

HPS generally seeks to employ a “cradle to grave” approach with respect to its investments such that the Investment Team is responsible for sourcing the investment, investment due diligence, and monitoring the investment until the investment is exited. HPS believes that this is a distinctive approach that can lead to (i) greater connectivity between HPS and the borrower’s management teams, (ii) enhanced access to the borrower details and (iii) increased accountability to help reduce the inherent risk of knowledge loss in circumstances where the sourcing, diligence and monitoring roles are fragmented.

Post-Closing – Active Monitoring and Value-Added Collaboration with Portfolio Companies

The Investment Team intends to actively monitor the activities and the financial condition of each portfolio company through active dialogue with members of the management team. Currently, portfolio holdings are reviewed on a monthly basis and, on a quarterly basis, the Investment Team holds in-depth portfolio review discussions led by the portfolio manager. Typically, during these discussions, each investment is assessed and ranked based on a risk scale that seeks to classify an investment by both operating and company/industry performance relative to its initial base-case plan. Based on these risk rankings, any investments that are undergoing strategic or financial challenges are typically reviewed and assessed on a weekly basis by the portfolio manager. The frequency of these discussions is intended to help inform the Investment Team of any movement in the underlying operating and credit performance of the challenged investments on a nearly real-time basis.

Furthermore, HPS believes that these challenged investments benefit from the dedicated focus by HPS’s Value Enhancement Team (“VET”). The VET’s goal is to enhance values in positions with a high degree of risk and/or sufficient control, particularly in investments that have received reorganized equity post-restructuring. The VET seeks to work in close coordination with the investment’s deal team through any workout processes, with a focus on preserving principal and enhancing post-reorganization equity value. The VET seeks to achieve this through a variety of activities, which may include the selection of new management teams, board members, setting of management incentives, engaging industry consultants, and/or identifying and implementing the go-forward strategy of the borrower. Where needed, the VET expects to work fluidly with the investment’s deal team and/or restructuring team and expects to act as an additional resource on challenged investments. Overall, this hands-on approach is designed to allow the Investment Team to proactively identify, address and mitigate downside risk to underperforming investments early in the life of the investment.

Disciplined Approach

The Investment Team expects to combine a disciplined investment approach with a substantial platform for transaction sourcing. Through this platform, the Investment Team expects to identify and invest in a select number of attractive investment opportunities. By adhering to the platform’s core principles of rigorous fundamental analysis, significant due diligence and active risk management, the Investment Team seeks to build an investment portfolio of consisting primarily of senior secured loan investments that the Investment Team believes will generate an attractive risk-adjusted return profile.

Investment Committee

Our investment activities are under the direction of the Investment Committee and the Board. The Investment Committee is currently comprised of Michael Patterson, Scott Kapnick, Scot French, Purnima Puri, Faith Rosenfeld, Colbert Cannon, Michael Fenstermacher, Jeffrey Fitts, Vikas Keswani, and Grishma Parekh. Our day-to-day activities are overseen by our Investment Team, each member of which is an officer or employee of HPS or its affiliate. The Investment Team includes individuals with substantial experience in both secured loan and public credit investing and risk management. HPS may change the composition of the Investment Committee and the Investment Team at any time, and HPS may add additional senior Investment Team members to the Investment Committee over time. The culmination of the private investment process is typically a comprehensive Investment Committee recommendation package that details the merits, risks and research conducted to reach the investment conclusion. This package is then presented, reviewed and deliberated by the Investment Team and the Investment Committee members during the Investment Committee Meeting. The Investment Committee Meeting is the forum in which Investment Committee members can raise key questions, counter opinions, and deliberate on the investment opportunity.

Investments

As of December 31, 2022, the fair value of our investments was approximately $5,716.5 million in 195 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,755,124	$5,614,718	98.22%
Second lien debt	47,764	45,248	0.79
Unsecured debt	26,302	25,512	0.45
Structured finance investments	28,929	28,737	0.50
Equity investments	2,067	2,306	0.04
Total	$5,860,186	$5,716,521	100.00%

The industry composition of our investments at fair value is as follows:

December 31, 2022
Software and Computer Services	20.26%
Health Care Providers	11.56
Industrial Support Services	9.93
Media	8.83
Consumer Services	8.02
Non-life Insurance	5.56
General Industrials	4.64
Medical Equipment and Services	3.69
Pharmaceuticals and Biotechnology	3.44
Industrial Engineering	3.26
Aerospace and Defense	2.97
Travel and Leisure	2.79
Automobiles and Parts	2.07
Personal Care, Drug and Grocery Stores	2.05
Technology Hardware and Equipment	1.63
Food Producers	1.52
Telecommunications Service Providers	1.25
Personal Goods	1.23
Industrial Transportation	0.88
Finance and Credit Services	0.85
Real Estate Investment and Services	0.78
Gas, Water and Multi-utilities	0.76
Structured Finance	0.50
Retailers	0.36
Household Goods and Home Construction	0.31
Electricity	0.15
Leisure Goods	0.15
Investment Banking and Brokerage Services	0.13
Chemicals	0.12
Telecommunications Equipment	0.11
Life Insurance	0.10
Industrial Metals and Mining	0.05
Construction and Materials	0.03
Electronic and Electrical Equipment	0.02
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2022
Australia	4.71%
Canada	0.65
France	0.44
Italy	2.23
Spain	0.52
Taiwan	0.74
United Kingdom	4.23
United States	86.48
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2022, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2022, we had outstanding commitments to fund delayed draw term loans totaling $895.9 million.

Warehousing Transactions

On August 17, 2021, we entered into multiple sale and purchase agreements (the “Purchase Agreements”) with Macquarie US Trading LLC and Macquarie Bank Limited (together, the “Financing Provider”), whereby we agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties. The transactions under the Purchase Agreements related primarily to newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment objective and strategies (the “Warehousing Transactions”). The Warehousing Transactions were designed to assist us with deploying capital upon receipt of subscription proceeds. Under the Purchase Agreements, we had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, each of which was obligated to settle the sale of such investments subject to the following conditions: (a) that we received subscriptions of at least $300 million; and (b) that our Board approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”).

Pursuant to the Purchase Agreements, we were entitled to request that the Financing Provider acquire the Warehouse Investments that we designated from time to time, which a Financing Provider was entitled to approve or reject in its sole and absolute discretion. Prior to any sale to us, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time the Warehouse Conditions were satisfied, which occurred on February 3, 2022, we had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, we recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, we have not entered into any Purchase Agreement with the Financing Provider.

Allocation of Investment Opportunities

General

HPS provides investment management services to registered investment companies, investment funds, client accounts and proprietary accounts that HPS may establish.

HPS shares any investment and sale opportunities with its other clients and us in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth herein, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established Board Criteria (“Board Criteria”) clearly defining co-investment opportunities in which we will have the opportunity to participate with other public or private HPS funds that target similar assets. If an investment falls within the Board Criteria, HPS must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether HPS determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other HPS funds that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given our target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for us, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that we intend to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to ours, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect our ability to participate in attractive investment opportunities and/or cause us to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets our objectives. We may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are investment vehicle of indefinite duration, whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce our risk of being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by the Declaration of Trust or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the Offering. We have elected to opt into the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to our chief financial officer and his staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.Securities of any Eligible Portfolio Company controlled by us.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On August 30, 2021, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have entered into credit facilities, unsecured notes, and other financing arrangements to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. We would typically have to post collateral to cover this potential obligation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—The Company is Subject to Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities, short-term borrowings, unsecured debt issuances, income earned and repayments on principal on our debt investments.

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

Investment Advisory Agreement

The Adviser provides management services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•negotiating, obtaining and managing financing facilities and other forms of leverage; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the Escrow Break Date. In addition, the Adviser has waived its management fee from the Escrow Break Date through December 31, 2022.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of our Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

We pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The Adviser has waived the incentive fee based on income from the Escrow Break Date through December 31, 2022. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this incentive fee waiver period.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains attributable to the applicable share class from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides or oversees the performance of administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement.

The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We do not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

HPS (in its capacity as the Adviser and the Administrator) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that HPS (in its capacity as the Adviser and the Administrator) shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, HPS (in its capacity as the Adviser and the Administrator) and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of HPS’s services under the Advisory Agreement and HPS’s services under the Administration Agreement or otherwise as adviser or administrator for us. HPS (in its capacity as the Adviser and the Administrator) shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by HPS (in its capacity as the

Adviser and the Administrator) in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where HPS (in its capacity as the Adviser and the Administrator) had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is HPS (in its capacity as the Adviser and the Administrator), an affiliate of HPS or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of our NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates.

“Other Operating Expenses” means our total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement).

The Adviser may elect to pay certain additional expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or our shareholder servicing fees. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) our Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of our net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Class S Shares

No upfront selling commissions are paid for sales of any Class S shares; however, if you purchase Class S shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class S shares. Class S shares are subject to a minimum initial investment of $2,500. All subsequent purchases of Class S shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

We pay the Managing Dealer selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, including any Class S shares issued pursuant to our distribution reinvestment plan. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Managing Dealer reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. The Managing Dealer agreed to waive shareholder servicing fees for Class S shares for the first nine months following the Escrow Break Date.

Class D Shares

No upfront selling commissions are paid for sales of any Class D shares; however, if you purchase Class D shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 2.0% cap on NAV for Class D shares. Class D shares are subject to a minimum initial investment of $2,500. All subsequent purchases of Class D shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

We pay the Managing Dealer selling commissions over time as a shareholder servicing fee with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of all our outstanding Class D shares, including any Class D shares issued pursuant to our distribution reinvestment plan. The shareholder servicing fees are paid monthly in arrears. The Managing Dealer reallows (pays) all or a portion of the shareholder servicing fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services. The Managing Dealer agreed to waive shareholder servicing fees for Class D shares for the first nine months following the Escrow Break Date.

Class D shares are generally available for purchase in the Offering only (1) through fee-based programs, also known as wrap accounts, sponsored by participating brokers or other intermediaries that provide access to Class D shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares, (3) through transaction/ brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) by other categories of investors that we name in an amendment or supplement to the Offering prospectus.

Class I Shares

No upfront selling commissions are paid for sales of any Class I shares; however, if you purchase Class I shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 2.0% cap on NAV for Class I shares. Class I shares are subject to a minimum initial investment of $1,000,000. All subsequent purchases of Class I shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

No shareholder servicing and/or distribution fees are paid for sales of any Class I shares.

Class I shares are generally available for purchase in the Offering only (1) through fee-based programs, also known as wrap accounts, sponsored by participating brokers or other intermediaries that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) through transaction/brokerage platforms at participating brokers, (5) by our executive officers and Trustees and their immediate family members, as well as officers and employees of the Adviser or other affiliates and their immediate family members, and, if approved by our Board, joint venture partners, consultants and other service providers, or (6) by other categories of investors that we name in an amendment or supplement to the Offering prospectus. In certain cases, where a holder of Class S, Class D or Class F shares exits a relationship with a participating broker for the Offering and does not enter into a new relationship with a participating broker for the Offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. We may also offer Class I shares to certain feeder vehicles primarily created to hold our Class I shares, which in turn offer interests in themselves to investors; we expect to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. We may also offer Class I shares to other investment vehicles.

Class F Shares

No upfront selling commissions are paid for sales of any Class F shares; however, if you purchase Class F shares from the Managing Dealer, it may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as it may determine, provided that it limits such charges to a 2.0% cap on NAV for Class F shares. Class F shares are subject to a minimum initial investment of $2,500. All subsequent purchases of Class F shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

We pay the Managing Dealer selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class F shares equal to 0.50% per annum of the aggregate NAV of our outstanding Class F shares, including any Class F shares issued pursuant to our distribution reinvestment plan. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class F shares for the first nine months following the Escrow Break Date.

Class F shares are generally available for purchase in the Offering only (1) through fee-based programs, also known as wrap accounts, sponsored by participating brokers or other intermediaries that provide access to Class F shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class F shares, (3) through transaction/brokerage platforms at participating brokers, or (4) by other categories of investors that we name in an amendment or supplement to the Offering prospectus.

Purchase Price

During the escrow period, the per share purchase price for the class of share being purchased was $25.00. After the close of the escrow period, shares were sold at the then-current NAV per share. Each class of shares may have a different NAV per share because shareholder servicing and/or distribution fees differ with respect to each class.

Distributions

We have declared distributions each month beginning in February 2022 through the date of this report and expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Material U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D, Class I and Class F shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, Class I shares and Class F shares, distributions on Class F shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares, Class I shares and Class F shares), we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class F shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The use of borrowings to pay distributions is subject to the limitations in Section 5.4(f) of the Declaration of Trust and Section VI.K. of NASAA’s Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D, Class I, and Class F on an annualized basis as a percentage of our NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Class F shares	0.50%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the Escrow Break Date.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares, Class D shares and Class F shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S, Class D or Class F shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

Valuation Procedures

We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we use these quotations to determine the value of its investments. We utilize mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of our investments, are valued at fair value as determined in good faith by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act, pursuant to our valuation policy, and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by us to review our investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to the quarterly valuation of investments, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by us prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to us (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with our valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of our portfolio investments; and

•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, we take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Adviser and we may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy, the Board’s oversight and a consistently applied valuation process.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in our best interest and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by us, taking into consideration our investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser requires the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing our investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, HPS Investment Partners, LLC 40 West 57th Street, 33rd Floor New York, NY 10019.

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

We intend to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio, we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year ending on December 31, 2022. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.
Item 1A. Risk Factors.

Investing in our shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or traders markets similar to ours. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

A.    Risks Relating to Our Business and Structure

The Company Has Limited Operating History.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by HPS or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

Prior to the commencement of the Company’s operations, the Adviser and the members of the Investment Team had no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

The Company May Not be Able to Meet its Investment Objective.

The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Company. There is also no guarantee that the Adviser will be able to source attractive investments for the Company within a reasonable period of time. There can be no assurance that the Company will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Company may not be able to achieve its investment objective and investors may lose some or all of their invested capital. The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair the Company’s ability to achieve its investment objective.

The Company is Dependent on the Investment Team.

The success of the Company depends in substantial part on the skill and expertise of the Investment Team. Although the Adviser believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Adviser throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage the Company’s investment program could have a material adverse effect on the Company.

An Investment in the Company is Illiquid and There are Restrictions on Withdrawal.

An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our net asset value per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the Offering.

Shareholders Have No Right to Control the Company’s Operations.

The Company is managed exclusively by the Adviser. Shareholders will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Company, or any other decisions regarding the Company’s business and affairs, except for limited circumstances. Specifically, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Company or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Shareholders should expect to rely solely on the ability of the Adviser with respect to the Company’s operations.

The Company’s Assets are Subject to Recourse.

The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Credit Facilities and have issued or assumed other senior securities, including the Unsecured Notes, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distribution payments on our Common Shares. There can be no assurance that a leveraging strategy will be successful.

As of December 31, 2022, we had approximately $1,640.6 million of outstanding borrowings under the Credit Facilities, $325.0 million in aggregate principal amount outstanding of senior unsecured notes comprised of $170.0 million in aggregate principal amount of the November 2025 Notes and $155.0 million in aggregate principal amount of the November 2027 Notes and short-term borrowings of $379.1 million. The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2022 was 7.16%. We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of trustees’ assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Credit Facilities and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Credit Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 7.16% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2022, together with (a) our total value of net assets as of December 31, 2022; (b) approximately $2,344.6 million in aggregate principal amount of indebtedness outstanding as of December 31, 2022 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(21.86)%	(13.36)%	(4.86)%	3.64%	12.14%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2022. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2022.
(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2022 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.16% by the approximately $2,344.6 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2022 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $2,344.6 million as of December 31, 2022 and the effective weighted average annual interest rate of 7.16% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.86% to cover annual interest payments on the outstanding debt.

There Can be No Assurance the Company Will be Able to Obtain Leverage.

The Company has and will continue to seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Company will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Company at any time or in connection with any particular investment. If indebtedness is available to the Company, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Company and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, and the ability to borrow in currencies other than the U.S. dollar. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over the Company’s life. Furthermore, the Company may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Company to leverage its investments may be collateralized by other assets of the Company.

The Company has incurred and expects in the future that it will continue to incur indebtedness collateralized by the Company’s assets. As a BDC, with certain limited exceptions, the Company will only be permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Company is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Company’s investments earlier than originally expected.

The Company is Subject to Risks Relating to the Availability of Asset-Based Leverage.

The Company has utilized and expects to continue to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that the Company will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to the Company and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over its life. For example, if leverage is obtained later in the Company’s life, the Company may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Company is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Company may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Company to make investments, could adversely affect the returns of the Company and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact the ability of the Company to participate in certain investments or the amount of the Company’s participation in certain investments.

The Company is Subject to Risks Relating to Use of Leverage.

The Company has sought and will continue to seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage has been and is expected to be secured by the Company’s assets. The greater the total leverage of the Company relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Company uses leverage may have other significant consequences to shareholders, including, the following: (i) greater fluctuations in the net assets of the Company; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Company’s cash proceeds are required to meet principal payments, the shareholders may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Company may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Company receives from such harvests may be significantly diminished as compared to the Company’s expected return on such investments; (v) limitation on the Company’s flexibility to make distributions to shareholders or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Company’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Company may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that the Company will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which shareholders could potentially lose all or a portion of their investments in the Company, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Company enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Company.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

The Company is Subject to Risks Relating to Seller Financing.

The Company may utilize seller financing (i.e., make investments that are financed, in whole or in part, by the Company borrowing from the sellers of said investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that the Company is able to obtain seller financing in connection with a particular investment, the Company may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While the Company’s use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy or in the condition of the particular issuer.

The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.

The Company may apply to one or more credit rating agencies to rate the Company and/or its assets in order to provide the Company access to different sources of indebtedness or capital as well as to help meet the Company’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze the Company’s counterparties, HPS (in its capacity as the Adviser and the Administrator), the investments and expected investments of the Company, the legal structure of the Company, the historical and current shareholders and Company performance data. There can be no assurance that the Company will apply for such a rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Company. In addition, when making investment decisions for the Company (including establishing the Company’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency or credit rating agencies’ rating or ratings of the Company and tailor the Company’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Company, including its assets and its ability to acquire indebtedness.

The Adviser May be Required to Expedite Investment Decisions.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Company’s right of recourse against them in the event errors or omissions do occur.

The Company is Subject to Risks Relating to Insurance.

The Company purchased and maintains insurance policies, which include coverage in respect of the Company and certain other indemnified persons. The premiums for the insurance policies are borne by the Company, and the insurance policies have overall caps on coverage. To the extent an insurable event results in claims in excess of such cap, the Company may not achieve a full recovery. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company, may provide insurance coverage to Indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser's part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Company is Subject to Risks Relating to Certain Proceedings and Investigations.

The Adviser and its affiliates and/or the Company may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect the value of the Company, including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser and/or the Company. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Company.

The Company is Not Registered as an Investment Company Under the 1940 Act.

While the Company is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of the Company’s disclosures. Any representation to the contrary is a criminal offense.

The Company is Subject to Risks Relating to Portfolio Valuation.

The Adviser, subject at all times to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Adviser will have a limited ability to obtain accurate market quotations for purposes of valuing most of the Company’s investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of the Company’s debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the shareholders.

Valuation of the types of assets in which the Company invests are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Adviser relies on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. An inaccurate valuation of one or more investments could have a substantial impact on the Company.

The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

The Company is reliant on the performance of third-party service providers, including HPS (in its capacity as the Adviser and the Administrator), auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and the Company’s other publicly available reports. The Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each shareholder’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Adviser and/or Administrator to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Adviser and/or Administrator will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Adviser and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Company is Subject to Risks Relating to Lack of Diversification.

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, its net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Company’s asset diversification requirements as a RIC under the Code, the Company does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Company is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Company operates as a non-diversified investment company, it may be subject to greater risk.

The Company does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Company may be more concentrated in an investment than originally anticipated. As a result, the Company’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Company and the aggregate returns realized by the shareholders.

The Company is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Company. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Company.

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by HPS (collectively “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The Company May be Required to Disclose Information Regarding Shareholders.

The Company, the Adviser or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the shareholders, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the shareholders, to regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests. Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Adviser or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any shareholder that any such disclosure has been made.

The Company is Subject to Operational Risks.

The Company is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Company. Shareholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and the Company may bear losses resulting from such errors.

The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.

HPS conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course. As a result, from time to time, HPS (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which HPS reviews or participates in, oftentimes unrelated to its management of the Company. In such circumstances, the Company may be prohibited, by law, contract or by virtue of HPS’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

The Company is Subject to Risks Relating to Technology Systems.

The Company depends on the Adviser to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

The Company is Subject to Risks Relating to Cybersecurity.

The Company, the Adviser and their Service Providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a shareholder by interfering with the processing of investor transactions, affecting the Company’s ability to calculate net asset value or impeding or sabotaging the investment process. The Company may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by the Company in connection with any such liability, inquiry or action). In addition, any such breach could cause substantial withdrawals from the Company. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

While the Adviser has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Adviser or certain of their affiliates, fail to comply with the relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

HPS has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which the Company participates and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from those of the Company. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the shareholders.

The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, the Company will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, the Company or a portfolio company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by the shareholders. The existence of such fees may result in the Company paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in the Company. Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law, and tax and regulatory risks related to the joint venture’s structure, which may adversely affect the Company’s pre-tax returns. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents.

The shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the shareholders by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “—Technology Systems” and “Cybersecurity” above.

The Company is Subject to Risks Relating to Handling of Mail.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be processed. None of the Company, the Adviser or any of their trustees, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Company is Subject to General Credit Risks.

The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

The Prices of the Company’s Investments Can be Volatile.

The prices of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

The Company is Subject to Risks Relating to Syndication and/or Transfer of Investments.

The Company, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

The Company May Need to Raise Additional Capital.

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of the Offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

The Company is Subject to Counterparty Risks.

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

The Company is Dependent on Key Personnel.

The Company depends on the continued services of its Investment Team and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Company’s operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Investors May be Required to Return Distributions to Satisfy Unpaid Debts of the Company.

Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.

The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval.

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

The Board May Make Certain Changes to the Company’s Declaration of Trust Without Prior Investor Approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by HPS or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in HPS-originated loans and financings except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for the Company to invest with Other HPS Investors.

Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS. Because investments are allocated across multiple HPS Accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to due to allocations, including non-pro rata allocations, to Other HPS Investors. Because investments are allocated across multiple HPS Accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies an investment and the Company is unable to rely on the co-investment relief for that particular opportunity, the Adviser will be required to determine which accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to its investment allocation policy in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The Company is Subject to Risks Relating to Distributions.

The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains. To the extent that the Company’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in the

Common Shares, thereby increasing the shareholder’s potential taxable gain or reducing the potential taxable loss on the sale of Common Shares.

The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.

Our Board has adopted a share repurchase program, which the Board may amend, suspend or terminate at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The Timing of Repurchase May be Disadvantageous.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

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

We Face Risks Associated With the Deployment of Our Capital.

In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the Offering or any private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Transactions Denominated in Foreign Currencies Subject us to Foreign Currency Risks.

We hold assets and have made borrowings denominated in foreign currencies including British Pounds Sterling, Euros, Canadian Dollars and Australian Dollars, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our net asset value and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by borrowing in foreign currencies or by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

Our Investments in Foreign Companies or Investments Denominated in Foreign Currencies May Involve Significant Risks in Addition to the Risks Inherent in U.S. and U.S. Dollar Denominated Investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains and a potential global recession may impact portfolio companies. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

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

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 3. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. In the current economic environment, we may take on fixed rate liabilities, such as the November 2025 Notes and

November 2027 Notes, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future dividends to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our Common Shares.

B.     Risks Relating to the Company’s Investments

The Company is Subject to General Risks.

A fundamental risk associated with the Company’s investment strategy is that the companies in whose debt the Company invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

The Company’s Portfolio Companies May be Highly Leveraged.

Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to stockholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated.

The Company is Subject to Risks Relating to Issuer/Borrower Fraud.

Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

The Company is Subject to Risks Due to its Reliance on Portfolio Company Management.

The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management and/or sponsor team. However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

The Company is Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “—The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

The Value of Certain Portfolio Investments May Not be Readily Determinable.

The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.

The Company May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies.

Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:

•increase or maintain in whole or in part the Company’s voting percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of the Company’s investment.

The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Company has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

The Company is Subject to Risks Relating to Defaults by Portfolio Companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

The Company is Subject to Risks Relating to Third Party Litigation.

The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of our Portfolio Companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Company is Subject to Risks Related to Reliance on Projections.

The Company may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.

The Company and the portfolio companies in which the Company invests may be adversely affected by deterioration in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be accurately forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Company. Such declines could lead to weakened investment opportunities for the Company, could prevent the Company from successfully meeting its investment objective or could require the Company to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, the investment opportunities of the Company may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for the Company. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Company.

The Company is Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for the Company. If the credit markets stabilize, in particular, in the Company’s target upper middle market sectors, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.

The Company is Subject to Risks Relating to Investments in Undervalued Assets.

The Company may invest in undervalued loans and other assets as part of its investment strategy. The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

The Company may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time. Moreover, during this period, a portion of the Company’s assets would be committed to those assets purchased, thus preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

The Company Operates in a Competitive Debt Environment.

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company. The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.

The Company invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, the Company may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that the Company may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Company may not be able to sell assets when the Company desires to do so or to realize what the Adviser perceives to be the fair value of its assets in the event of a sale. Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Company to dispose of its assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to shareholders for a period of years. Furthermore, a portion of interest on investments is paid in kind rather than in cash to the Company.

The Company is Subject to Risks Relating to Priority of Repayment of Debt Investments.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Company invests. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where the Company holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Company. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Company would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Company are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Company. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Company. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Company has a lien. The Company invests in second-lien secured debt, which compounds the risks described in this paragraph.

The Company is Subject to Risks Relating to Certain Guarantees.

The Company may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Company may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Company under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Company would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Company to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

The Company is Subject to Risks Relating to Secured Loans.

Most of the loans held by the Company are secured. These investments may be subject to the risk that the Company’s security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

The Company is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.

When the Company invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries. There is a risk that the collateral securing the Company’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, the Company’s security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the investment terms or at all, or that the Company will be able to collect on the investment should the Company be forced to enforce its remedies.

The Company is Subject to Business and Credit Risks.

Investments made by the Company generally will involve a significant degree of financial and/or business risk. The securities in which the Company invests may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy. Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

The Company’s Investments May be Affected by Force Majeure Events.

The instruments in which the Company invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may invest specifically. To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.

The Company is Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments. If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

The Company May Invest in Loans with Limited Amortization Requirements.

The Company may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.

The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which the Company invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Company earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. There is no assurance that the Company will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Company. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the term of the Company may be longer than expected or the Company may make distributions in kind.

The Company is Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser and/or certain employees of HPS to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.

The Company is Subject to Risks Relating to Minority Investments and Joint Ventures.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Company is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Company may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Company and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Company will cause the joint venture to be managed in a manner that is favorable to the Company. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more other clients managed by HPS will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability.

The Company may obtain rights to participate in the governance of certain of the Company’s portfolio companies. In such instances, the Company typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Company might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Company and the shareholders.

The Company is Subject to Risks of Investments in Certain Countries.

The Company makes investments in a number of different countries, some of which may prove unstable. Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of the Company’s assets have been and continue to be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies. As a result, any fluctuation in exchange rates will affect the value of investments. The Company generally expects to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates. Furthermore, the Company may incur costs in connection with conversions between various currencies.

Investments in corporations or assets in certain countries may require significant government approvals under corporate, securities, exchange control, foreign investment and other similar laws. In addition, such investments may give rise to taxes in local jurisdictions, for which a shareholder may not be entitled to any corresponding credit or tax benefit to a shareholder. Such investments may also give rise to tax filing obligations for shareholders in these jurisdictions, although the Adviser may structure such investments so as to prevent such obligations from being imposed on shareholders. Also, some governments from time to time may impose restrictions intended to prevent capital flight, which may, for example, involve punitive taxation (including high withholding taxes) on certain securities or asset transfers or the imposition of exchange controls making it difficult or impossible to exchange or repatriate the local currency. In addition, the laws of various countries governing business organizations, bankruptcy and insolvency may make legal action difficult and provide little, if any, legal protection for investors.

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries. The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects. Accordingly, the Company’s ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors. The Company may not be in a position to take legal or management control of its investments in certain countries. It may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment.

The Company is Subject to Risks Relating to the Euro, the Eurozone and Brexit.

The United Kingdom left the European Union single market and customs union under the terms of a new trade agreement on December 31, 2020 (“Brexit”). The agreement governs the new relationship between the United Kingdom and European Union with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. It is not currently possible to determine the full extent to which Brexit will impact financial markets and potentially, Company investments. Political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets may continue for some time. In particular, the United Kingdom’s decision to leave the European Union may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility in the European and global markets.

This mid- to long-term uncertainty may have an adverse effect on the economy generally and on the ability of the Company to execute its strategy and to receive attractive returns. In particular, currency volatility may mean that the returns of the Company are adversely affected by market movements and may make it more difficult, or more expensive, for the Company to execute prudent currency hedging policies. Potential decline in the value of the British pound sterling and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of investments located in the United Kingdom or Europe.

In light of the above, no definitive assessment can currently be made regarding the impact that Brexit will have on the Company, the portfolio companies or the investments.

The Company is Subject to Risks Relating to its Hedging Strategy and Policies.

The Company generally expects to employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if the Company had not entered into such hedging transactions. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

The Company is Subject to Risks Relating to Derivatives.

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, swaps, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Company also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Company directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May Be Limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Changes in Interest Rates May Adversely Affect the Company’s Investments.

Many loans, especially fixed rate loans, decline in value when long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to shareholders. In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.

The Company is Subject to Risks Relating to Contingent Liabilities.

The Company is expected to incur contingent liabilities in connection with an investment from time to time. For example, in connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents. These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Company may establish reserves or escrow accounts. The Company also expects to invest in a delayed draw or revolving credit facility. If the borrower subsequently draws down on the facility, the Company would be obligated to fund the amounts due. The Company may incur numerous other types of contingent liabilities. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Relating to High Yield Debt.

The Company invests in “higher yielding” (and, therefore, generally higher risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of the Company’s loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

The Company is Subject to Risks Relating to Investments in Unsecured Debt.

The Company invests a portion of its investment portfolio in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

The Company is Subject to Risks Relating to Subordinated Loans.

The Company may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Company will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, the Company may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, the Company may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of the Company’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

The Company is Subject to Risks Relating to Non-Recourse Obligations.

The Company may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Company, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

The Company is Subject to Risks Relating to Publicly-Traded Securities.

Although not the investment focus of the Company, the Company may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include HPS personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because HPS may have material, non-public information regarding the issuers of those securities or as a result of other HPS policies. Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.

The Company is Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.

As part of its lending activities, the Company or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk. Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments. If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

The Company is Subject to Risks Associated with Investments that May Become Distressed.

The Company may make investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Company or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated from the Company’s investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, the Company may have participated more actively in the affairs of the company than that assumed generally by a passive investor. In addition, involvement by the Adviser in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

The Company is Subject to Risks Associated with Management of Distressed Investments.

HPS or its affiliates, principals or employees (the “Affiliated Group”) is actively engaged in advisory and management services for multiple collective investment vehicles and managed accounts (each, an “Affiliated Group Account” and together, the “Affiliated Group Accounts”). Certain investments of the Company may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Adviser may supplement the investment team generally responsible for the management of the Company’s portfolio with other investment professionals of the Adviser that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliated Group Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliated Group Accounts. However, the investment or trading strategy for the Company may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliated Group Accounts and, accordingly, such investments may produce different investment results for the Company and the Affiliated Group Accounts. The Adviser will seek to manage the Company and the Affiliated Group Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliated Group including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliated Group Accounts that may compete or conflict with the advice given to the Company, including with respect to the timing or nature of actions relating to certain investments.

The Company is Subject to Risks Associated with Acquisitions of Portfolios of Loans.

The Company may invest in portfolios of loans. The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Company receives in certain circumstances.

The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

The Company is expected to, from time to time, incur contingent liabilities in connection with an investment. For example, the Company makes investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by HPS into separate investments, with certain investors (which may or may not include the Company) participating in the initial drawdowns and other investors (which may or may not include the Company) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations. In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because HPS forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating investors. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Associated with Subordinated Debt Tranches.

The Company makes investments in securities, including senior or subordinated and equity tranches, issued by the CLOs, including CLOs for which HPS or its subsidiary acts the collateral manager. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Company seeks to sell its interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Company will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

The Company is Subject to Risks Associated with Forming CLOs.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.
If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as collateral manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Company serves as collateral manager, the Company will receive no fees for providing such collateral management services.

The Company is Subject to Risks Associated with Covenant-Lite Loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

The Company is Subject to Risks Associated with Investing in Equity.

The Company may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it invests in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that the Company may seek in connection with its debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and the Company may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

The Company is Subject to Risks Associated with Investing in Convertible Securities.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Company. The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective. The Company’s exposure to these risks may be unhedged or only partially hedged.

The Company is Subject to Risks Associated with Investing in Structured Credit Instruments.

The Company may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

The Company is Subject to Risks Associated with Assignments and Participations.

The Company may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Company generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Company may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Company would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Company may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Company’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

The Company is Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Company as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Company invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Company as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Company does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Company may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company so that the Company’s claim against the issuer would be disallowed or subordinated.

The Company is Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by the Company may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Company. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, the Company may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, the Company could be subject to allegations of lender liability. Because of the potential of HPS or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Company may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Company or HPS and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Company as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Company is Subject to Risks Related to Exit Financing.

The Company may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Company could experience a loss.

The Company is Subject to Risks Related to Bankruptcy Involving Non-U.S. Companies.

Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Company or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

The Company is Subject to Risks of Investments in Special Situations.

The Company’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Company.

The Company is Subject to Risks Associated with Real Estate.

The Company may invest in mortgage-backed securities, individual mortgages and other real estate credit investments. Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “– The Company is Subject to Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally. With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments. Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available. It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by the Company. The foreclosure process can be lengthy, uncertain and expensive. Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.

The Company is Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.

Certain industries are heavily regulated. The Company may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Company, which could adversely affect the Company’s ability to implement its investment objective.

The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and

•original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

The Company is Subject to Risks Arising from Entering into a TRS Agreement.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

The Company is Subject to Risks Associated with Repurchase Agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

The Company is Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objective, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

C.    Risks Relating to Certain Regulatory Matters

The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.

The Company will not generally be able to issue and sell its Common Shares at a price below net asset value per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire the Company’s Common Shares, at a price below the then-current net asset value per share of the Company’s Common Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if investors approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

As a Public Company, We Are Subject to Regulations Not Applicable to Private Companies, Such as Provisions of the Sarbanes-Oxley Act. Efforts to Comply With Such Regulations Will Involve Significant Expenditures, and Non-Compliance With Such Regulations May Adversely Affect Us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Following the transition period established by rules of the SEC, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

New or Modified Laws or Regulations Governing Our Operations May Adversely Affect Our Business.

The Company’s portfolio companies and the Company are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on portfolio companies or the Company intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Company’s strategies and plans and may shift the Company’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of an investor’s investment. If the Company invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Company were to operate subject to CFTC regulation, the Company may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Company from entering into securitization transactions. These risk retention rules will increase the Company’s cost of funds under, or may prevent the Company from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by the Company’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

We are Subject to Risks Related to Corporate Social Responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with shareholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become, subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Changes to the Dodd-Frank Act May Adversely Impact the Company.

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Company or to withdraw from the Company.

The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

The Company is Subject to Risks Relating to General Data Protection Regulations.

In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Company and therefore the shareholders. The Company may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Shareholders other than individuals in the European Union may not be afforded the protections of the GDPR.

The Replacement of LIBOR With An Alternative Reference Rate May Result in An Overall Increase to Borrowing Costs or Cause Other Disruptions, Which Could Have a Material Adverse Effect on Our Results of Operations, Financial Condition and Cash Flow.

London Inter-Bank Offered Rate (“LIBOR”) was widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. However, by June 2023, LIBOR is expected to be completely phased out as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).

Certain of the Company’s investments and/or other indebtedness of the Company’s portfolio companies have interest rates with a LIBOR reference. As a result, the transition away from LIBOR may adversely impact the Company and/or the Company’s portfolio companies. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect the Company’s floating-rate investments, including by:

•adversely impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in the Company’s assets;
•requiring extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;
•resulting in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in the Company’s LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates; or
•causing the Company to incur additional costs in relation to any of the above factors

In addition to the Company and portfolio companies potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the Company or portfolio companies. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the Company. Furthermore, the determination of such replacement rate may require further negotiation and there can be no assurance that an agreement between the parties will be reached.

If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of our funds’ portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and cash flow.

The Company is Subject to Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it would be possible for the Company, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that the Company (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Company could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

The Company is Subject to Risks Related to Being an “Emerging Growth Company”.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

D.    Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues.

We have and continue to expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 40 West 57th Street, 33rd Floor, New York, NY 10019 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings.
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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of four classes of shares of our Common Shares, Class S shares, Class D shares, Class I shares and Class F shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 3, 2023 there were zero holders of record of our Class S common shares, 2 holders of record of our Class D common shares, 47 holders of record of our Class I common shares and 2 holders of record of our Class F common shares.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the four classes of shares since our commencement of operations through December 31, 2022:

	NAV Per Share
For the Months Ended	Class S(1)	Class D	Class I	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32
July 31, 2022	$—	$24.48	$24.48	$24.48
August 31, 2022	$—	$24.51	$24.51	$24.51
September 30, 2022	$—	$24.21	$24.21	$24.21
October 31, 2022	$—	$24.02	$24.02	$24.02
November 30, 2022	$—	$24.00	$24.00	$24.00
December 31, 2022	$—	$23.88	$23.88	$23.88

(1) Class S has not commenced operations as of December 31, 2022.

Distributions

We have paid regular monthly distributions commencing with the first month after the escrow period concluded and we expect to continue paying distributions on a monthly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income.

The per share amount of distributions on Class S, Class D, Class I and Class F shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, Class I shares and Class F shares, distributions on Class F shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares, Class I shares and Class F shares), we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class F shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	1,608
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	1,957
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	2,346
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	2,364
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	1,615
November 30, 2022	November 30, 2022	December 30, 2022	0.14180	2,422
December 29, 2022	December 31, 2022	January 31, 2023	0.14130	2,478
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	2,280
Total			$1.81972	$21,812

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	3,467
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	4,265
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	4,683
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	4,803
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	3,281
November 30, 2022	November 30, 2022	December 30, 2022	0.14640	4,880
December 29, 2022	December 31, 2022	January 31, 2023	0.14640	5,139
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	4,563
Total			$1.82942	$46,368

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	9,135
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	10,403
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	12,097
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	12,616
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	8,628
November 30, 2022	November 30, 2022	December 30, 2022	0.13720	12,449
December 29, 2022	December 31, 2022	January 31, 2023	0.13620	12,596
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	12,022
Total			$1.81002	$114,106
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Represents a special distribution.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D, Class I and Class F on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—
Class F shares	0.50%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the Escrow Break Date.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares, Class D shares and Class F shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S, Class D or Class F shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

During the year ended December 31, 2022, approximately 499,017 shares were repurchased.

The following table further summarizes the share repurchases completed during the year ended December 31, 2022 (dollar amounts in thousands):

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal year ended December 31, 2022 (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility	$453,663	2,473.7	—	N/A
HLEND B Funding Facility	482,084	2,473.7	—	N/A
Revolving Credit Facility	704,819	2,473.7	—	N/A
November 2025 Notes	170,000	2,473.7	—	N/A
November 2027 Notes	155,000	2,473.7	—	N/A
Short-Term Borrowings	379,081	2,473.7	—	N/A
(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable because the senior securities are not registered for public trading.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation (including salaries, bonuses and benefits) and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established upper middle market companies and, in select situations, companies in special situations. We use the term upper middle market companies to generally mean companies with approximately $75 million to $1 billion of “EBITDA” annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. We invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other HPS funds. We expect to invest in co-investment transactions with other HPS funds.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

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

•our allocable portion of compensation (including salaries, bonuses, and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates;

•all other expenses of the Company’s operations, administrations and transactions.

The Adviser agreed to advance all of our organization and offering expenses on our behalf through February 3, 2022, the date on which we broke escrow for our initial offering of Common Shares. On such date, the Company became obligated to reimburse the Adviser for such advanced expenses and the Adviser subsequently requested reimbursement of these expenses and was paid pursuant to the Expense Support Agreement. After such date, the Company bears all such expenses, subject to the Expense Support Agreement. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, HPS (in its capacity as the Adviser and the Administrator) or their affiliates may pay third-party providers of goods or services. We will reimburse HPS (in its capacity as the Adviser and the Administrator) or such affiliates thereof for any such amounts paid on our behalf. From time to time, HPS (in its capacity as the Adviser and the Administrator) may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the year ended December 31, 2022
Total investments, beginning of period	$—
New investments purchased	6,118,394
Net accretion of discount on investments	11,163
Net realized gain (loss) on investments	(2,467)
Investments sold or repaid	(266,904)
Total investments, end of period	$5,860,186
The following table presents certain selected information regarding our investment portfolio:

December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	11.1%
Number of portfolio companies	195
Weighted average EBITDA(2)	$178
Weighted average loan-to-value (“LTV”) (3)	41%
Percentage of debt investments bearing a floating rate, at fair value	99.1%
Percentage of debt investments bearing a fixed rate, at fair value	0.9%
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
(2)Includes all private debt investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Board) and excludes investments where net debt to EBITDA may not be the appropriate measure of credit risk. Figures are derived from the financial statements most recently obtained by the Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable private debt investments.
(3)Includes all private debt investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective loan tranche divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable private debt investments.

Our investments consisted of the following:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,755,124	$5,614,718	98.22%
Second lien debt	47,764	45,248	0.79
Unsecured debt	26,302	25,512	0.45
Structured finance investments	28,929	28,737	0.50
Equity investments	2,067	2,306	0.04
Total	$5,860,186	$5,716,521	100.00%
As of December 31, 2022, there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value:

December 31, 2022
Software and Computer Services	20.26%
Health Care Providers	11.56
Industrial Support Services	9.93
Media	8.83
Consumer Services	8.02
Non-life Insurance	5.56
General Industrials	4.64
Medical Equipment and Services	3.69
Pharmaceuticals and Biotechnology	3.44
Industrial Engineering	3.26
Aerospace and Defense	2.97
Travel and Leisure	2.79
Automobiles and Parts	2.07
Personal Care, Drug and Grocery Stores	2.05
Technology Hardware and Equipment	1.63
Food Producers	1.52
Telecommunications Service Providers	1.25
Personal Goods	1.23
Industrial Transportation	0.88
Finance and Credit Services	0.85
Real Estate Investment and Services	0.78
Gas, Water and Multi-utilities	0.76
Structured Finance	0.50
Retailers	0.36
Household Goods and Home Construction	0.31
Electricity	0.15
Leisure Goods	0.15
Investment Banking and Brokerage Services	0.13
Chemicals	0.12
Telecommunications Equipment	0.11
Life Insurance	0.10
Industrial Metals and Mining	0.05
Construction and Materials	0.03
Electronic and Electrical Equipment	0.02
Total	100.00%

The table below describes investments by geographic composition based on fair value:

December 31, 2022
Australia	4.71%
Canada	0.65
France	0.44
Italy	2.23
Spain	0.52
Taiwan	0.74
United Kingdom	4.23
United States	86.48
Total	100.00%

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
Results of Operations
The following table represents our operating results:

Year Ended December 31, 2022
Total investment income	$278,518
Net expenses	67,466
Net investment income before excise tax	211,052
Excise tax expense	824
Net investment income after excise tax	210,228
Net realized gain (loss)	6,110
Net change in unrealized appreciation (depreciation)	(157,391)
Net increase (decrease) in net assets resulting from operations	$58,947
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income
Investment income, was as follows:

Year Ended December 31, 2022
Interest income	$267,488
Payment-in-kind interest income	9,584
Other income	1,446
Total investment income	$278,518
For the year ended December 31, 2022, total investment income was $278.5 million, driven by our deployment of capital and income earned on the investments. The size of our investment portfolio at fair value was $5,716.5 million and our weighted average yield on debt and income producing securities at fair value was 11.1%.
Expenses
Expenses were as follows:

Year Ended December 31, 2022
Interest expense	$53,964
Management fees	26,485
Income based incentive fee	23,211
Distribution and shareholder servicing fees
Class D	631
Class F	6,642
Professional fees	2,312
Board of Trustees’ fees	502
Administrative service expenses	1,768
Other general & administrative	3,718
Amortization of continuous offering costs	2,059
Excise tax expense	824
Total expenses (including excise tax expense)	122,116
Expense support	(4,270)
Recoupment of expense support	4,270
Reimbursable expenses previously borne by Adviser	1,196
Distribution and shareholder servicing fees waived	(5,326)
Management fees waived	(26,485)
Incentive fees waived	(23,211)
Net expenses (including excise tax expense)	$68,290
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) of $54.0 million for the year ended December 31, 2022 was driven by $912.4 million of average borrowings under our credit facilities, short-term borrowings, unsecured notes and expenses incurred related to the investments funded by the Financing Provider under the Warehousing Transactions.
Management Fees
For the year ended December 31, 2022, management fees were $26.5 million. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $26.5 million for the year ended December 31, 2022.

Income Based Incentive Fee
For the year ended December 31, 2022, income based incentive fees were $23.2 million. The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $23.2 million for the year ended December 31, 2022.
Capital Gains Incentive Fees
For the year ended December 31, 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses since inception. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses were $17.6 million for the year ended December 31, 2022, primarily comprised of $3.7 million of general and administrative expenses (including fees paid to our sub-administrator and transfer agent), $2.3 million of professional fees (including legal, audit and tax), $2.1 million of offering costs, and $7.3 million of distribution and shareholder servicing fees paid by Class D and Class F investors.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2022, the Administrator charged $1.8 million, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the year ended December 31, 2022, we incurred U.S. federal excise tax of $0.8 million.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

Year Ended December 31, 2022
Non-controlled/non-affiliated investments	$(2,467)
Foreign currency forward contracts	4,010
Foreign currency transactions	4,567
Net realized gain (loss)	$6,110
For the year ended December 31, 2022, we generated realized gains of $6.1 million, which was primarily comprised of net realized gains on foreign currency transactions and currency forwards, partially offset by realized losses on broadly syndicated loans and bonds.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

Year Ended December 31, 2022
Non-controlled/non-affiliated investments	$(143,665)
Foreign currency forward contracts	(2,136)
Translation of assets and liabilities in foreign currencies	(11,590)
Net change in unrealized appreciation (depreciation)	$(157,391)
For the year ended December 31, 2022, the fair value of our debt investments decreased due to spread widening in both the public and private credit markets.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities, short-term borrowings, unsecured debt issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of December 31, 2022, we had two asset-based leverage facilities, one corporate-level revolving credit facility and two unsecured note issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022, we had an aggregate amount of $2,344.6 million of debt outstanding and our asset coverage ratio was 247.37%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of December 31, 2022, taken together with our $1,284.4 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2022, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $821.4 million of syndicated loans and other liquid investments as of December 31, 2022, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the year ended December 31, 2022, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of December 31, 2022, we had $74.2 million in cash and cash equivalents. During the year ended December 31, 2022, cash used in operating activities was $5,675.6 million, primarily as a result of funding portfolio investments of $6,059.3 million and partially offset by proceeds from sale of investments and principal repayments of $217.0 million and other operating uses of $166.8 million. Cash provided by financing activities was $5,749.8 million during the period, primarily as a result of new share issuances related to $3,531.0 million of subscriptions and net borrowings of $2,333.2 million.
Equity
The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts):

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	1,608
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	1,957
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	2,346
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	2,364
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	1,615
November 30, 2022	November 30, 2022	December 30, 2022	0.14180	2,422
December 29, 2022	December 31, 2022	January 31, 2023	0.14130	2,478
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	2,280
Total			$1.81972	$21,812

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	3,467
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	4,265
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	4,683
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	4,803
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	3,281
November 30, 2022	November 30, 2022	December 30, 2022	0.14640	4,880
December 29, 2022	December 31, 2022	January 31, 2023	0.14640	5,139
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	4,563
Total			$1.82942	$46,368

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	9,135
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	10,403
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	12,097
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	12,616
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	8,628
November 30, 2022	November 30, 2022	December 30, 2022	0.13720	12,449
December 29, 2022	December 31, 2022	January 31, 2023	0.13620	12,596
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	12,022
Total			$1.81002	$114,106
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Represents a special distribution.

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8197	$21,812	$1.8294	$46,368	$1.8100	$114,106
Net realized gains	—	—	—	—	—	—
Total	$1.8197	$21,812	$1.8294	$46,368	$1.8100	$114,106
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
The following table further summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.
Borrowings
Our outstanding debt obligations were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$800,000	$453,663	$453,663	$346,337	$138,870
HLEND B Funding Facility(4)	1,000,000	482,084	482,084	517,916	104,760
Revolving Credit Facility(5)	1,125,000	704,819	704,819	420,181	420,181
November 2025 Notes(6)	170,000	170,000	168,462	—	—
November 2027 Notes(6)	155,000	155,000	153,958	—	—
Short-Term Borrowings	379,081	379,081	379,081	—	—
Total	$3,629,081	$2,344,647	$2,342,067	$1,284,434	$663,811

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 14.3 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 111.2 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 59.5 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.9 million and $1.7 million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described in Note 7 to the consolidated financial statements.

A summary of our contractual payment obligations under our credit facilities, unsecured notes and other short-term borrowings as of December 31, 2022, is as follows:

	December 31, 2022
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$453,663	$—	$—	$453,663	$—
HLEND B Funding Facility	482,084	—	—	482,084	—
Revolving Credit Facility	704,819	—	—	704,819	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
Short-Term Borrowings	379,081	379,081	—	—	—
Total	$2,344,647	$379,081	$170,000	$1,795,566	$—

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $895.9 million.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management is not aware of any pending or threatened litigation.
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

Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	N/A	N/A
Class D (no upfront placement fee)	February 3, 2022	2.89%
Class D (with upfront placement fee)	February 3, 2022	0.83%
Class I (no upfront placement fee)	February 3, 2022	2.93%
Class I (with upfront placement fee)	February 3, 2022	0.87%
Class F (no upfront placement fee)	February 3, 2022	2.85%
Class F (with upfront placement fee)	February 3, 2022	0.79%
(1)Performance is through December 31, 2022 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan. Amounts are not annualized and include the impact of expense support and waivers, as applicable.
(2)Class S has not commenced operations as of December 31, 2022.
Recent Developments
Subscriptions

The Company received $45.3 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective January 1, 2023.

The Company received $28.2 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective February 1, 2023.

The Company received $79.2 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective March 1, 2023.

Share Repurchases

On February 2, 2023, the Company offered to purchase up to 5% of its Common Shares at a price equal to the net asset value per Share as of March 31, 2023. The offer expired on March 2, 2023. Approximately 1.06 million Common Shares, representing 0.73% of Common Shares outstanding at the beginning of the quarter, were validly tendered and not withdrawn prior to the expiration of the offer.

Distributions Declarations

On January 19, 2023, the Company’s Board declared net distributions of $0.1549 per Class D share, $0.1600 per Class I share and $0.1499 per Class F share, all of which are payable on February 28, 2023 to shareholders of record as of January 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0210 for all share classes outstanding, all of which are payable on February 28, 2023 to shareholders of record as of January 31, 2023.

On February 28, 2023, the Company’s Board declared net distributions of $0.1553 per Class D share, $0.1600 per Class I share and $0.1507 per Class F share, all of which are payable on March 31, 2023 to shareholders of record as of February 28, 2023. Additionally, the Company’s Board declared variable supplemental distributions for each class of its Common Shares in the amount of $0.0300 per share, which is payable on March 31, 2023 to shareholders of record as of February 28, 2023.

Financing Transactions

On January 12, 2023, HLEND Holdings C, L.P. (“HLEND C”), as borrower, and the Company, as equity holder, entered into a senior secured revolving credit facility (the “HLEND C Facility”) with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as U.S. custodian and document custodian. The initial maximum principal amount under the Agreement is $400 million, subject to availability under the borrowing base. Loans under the HLEND C Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.95% per annum.

On February 16, 2023, the Company priced an offering of $276 million in aggregate principal amount of Series A Senior Notes, Tranche A (the “March 2026 Notes”) and $124 million in aggregate principal amount of Series A Senior Notes, Tranche B (the “March 2028 Notes” and, together with the March 2026 Notes, the “Notes”) to institutional investors in a private placement. The March 2026 Notes have a fixed interest rate of 8.12% per annum and are due on March 15, 2026 and the March 2028 Notes have a fixed interest rate of 8.17% per annum and are due on March 15, 2028. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the March 2026 Notes and the March 2028 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the March 2026 Notes and March 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2026 Notes, the Company receives a fixed interest rate of 8.12% per annum and pays a floating interest rate of SOFR + 3.761% per annum on $276 million of the March 2026 Notes. Under the interest rate swap agreement related to the March 2028 Notes, the Company receives a fixed interest rate of 8.17% per annum and pays a floating interest rate of SOFR + 4.241% per annum on $124 million of the March 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Other

On January 17, 2023, the Board voted to appoint Donna Milia as a Trustee, with such appointment effective as of February 28, 2023.
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
Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
As of December 31, 2022, 99.1% of our debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$178,621	$(65,464)	$113,157
Up 200 basis points	119,081	(43,643)	75,438
Up 100 basis points	59,540	(21,821)	37,719
Down 100 basis points	(59,540)	21,821	(37,719)
Down 200 basis points	(119,081)	43,643	(75,438)
We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments as of December 31, 2022, of HPS Corporate Lending Fund and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 14, 2023

We have served as the Company’s auditor since 2021.

92

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $5,860,186 and $0 at December 31, 2022 and December 31, 2021, respectively)	$5,716,521	$—
Cash and cash equivalents	74,241	3
Interest receivable	51,778	—
Deferred financing costs	20,187	—
Deferred offering costs	310	—
Derivative assets, at fair value (Note 6)	991	—
Receivable for investments sold	8,591	—
Other assets	410	—
Total assets	$5,873,029	$3
LIABILITIES
Debt (net of unamortized debt issuance costs of $3,572 and $0 at December 31, 2022 and December 31, 2021, respectively)	$2,342,067	$—
Interest payable	17,440	—
Due to affiliates	5,250	—
Distribution payable (Note 9)	39,090	—
Payable for share repurchases (Note 9)	9,814	—
Derivative liabilities, at fair value (Note 6)	2,136	—
Shareholder servicing fee payable	1,032	—
Accrued expenses and other liabilities	928	—
Total liabilities	2,417,757	—
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (144,699,650 and 100 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	1,447	—
Additional paid in capital	3,574,281	3
Distributable earnings (loss)	(120,456)	—
Total net assets	3,455,272	3
Total liabilities and net assets	$5,873,029	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
NET ASSET VALUE PER SHARE
Class D Shares:
Net assets	$418,798	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	17,538,259	—
Net asset value per share	$23.88	$—
Class I Shares:
Net assets	$838,207	$3
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	35,101,879	100
Net asset value per share	$23.88	$25.00
Class F Shares:
Net assets	$2,198,267	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	92,059,512	—
Net asset value per share	$23.88	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$267,488	$—
Payment-in-kind interest income	9,584	—
Other income	1,446	—
Total investment income	278,518	—
Expenses:
Interest expense	53,964	—
Management fees	26,485	—
Income based incentive fee	23,211	—
Distribution and shareholder servicing fees
Class D	631	—
Class F	6,642	—
Organizational costs	—	342
Professional fees	2,312	372
Board of Trustees’ fees	502	223
Administrative service expenses (Note 3)	1,768	—
Other general & administrative	3,718	259
Amortization of continuous offering costs	2,059	—
Total expenses	121,292	1,196
Expense support (Note 3)	(4,270)	—
Recoupment of expense support (Note 3)	4,270	—
Reimbursable expenses previously borne by Adviser (Note 3)	1,196	(1,196)
Distribution and shareholder servicing fees waived (Note 3)	(5,326)	—
Management fees waived (Note 3)	(26,485)	—
Incentive fees waived (Note 3)	(23,211)	—
Net expenses	67,466	—
Net investment income before excise tax	211,052	—
Excise tax expense	824	—
Net investment income after excise tax	210,228	—
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(2,467)	—
Foreign currency forward contracts	4,010	—
Foreign currency transactions	4,567	—
Net realized gain (loss)	6,110	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(143,665)	—
Foreign currency forward contracts	(2,136)	—
Translation of assets and liabilities in foreign currencies	(11,590)	—
Net change in unrealized appreciation (depreciation)	(157,391)	—
Net realized and change in unrealized gain (loss)	(151,281)	—
Net increase (decrease) in net assets resulting from operations	$58,947	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Increase (decrease) in net assets from operations:
Net investment income	$210,228	$—
Net realized gain (loss)	6,110	—
Net change in unrealized appreciation (depreciation)	(157,391)	—
Net increase (decrease) in net assets resulting from operations	58,947	—
Distributions to common shareholders:
Class D	(21,812)	—
Class I	(46,368)	—
Class F	(114,106)	—
Net decrease in net assets resulting from distributions	(182,286)	—
Share transactions:
Class D:
Proceeds from shares sold	427,775	—
Share transfers between classes	—	—
Distributions reinvested	6,105	—
Repurchased shares, net of early repurchase deduction	28	—
Net increase (decrease) from share transactions	433,908	—
Class I:
Proceeds from shares sold	849,178	3
Share transfers between classes	4,956	—
Distributions reinvested	15,279	—
Repurchased shares, net of early repurchase deduction	57	—
Net increase (decrease) from share transactions	869,470	3
Class F:
Proceeds from shares sold	2,254,046	—
Share transfers between classes	(4,956)	—
Distributions reinvested	37,939	—
Repurchased shares, net of early repurchase deduction	(11,799)	—
Net increase (decrease) from share transactions	2,275,230	—
Total increase (decrease) in net assets	3,455,269	3
Net assets, beginning of period	3	—
Net assets, end of period	$3,455,272	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$58,947	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	143,665	—
Net realized (gain) loss on investments	2,467	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,136	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	11,456	—
Net accretion of discount and amortization of premium, net	(11,163)	—
Amortization of deferred financing costs	2,365	—
Amortization of debt issuance costs	131	—
Amortization of offering costs	2,059	—
Payment-in-kind interest capitalized	(9,168)	—
Purchases of investments	(6,059,286)	—
Proceeds from sale of investments and principal repayments	216,964	—
Changes in operating assets and liabilities:
Interest receivable	(51,778)	—
Receivable for investments sold	(8,591)	—
Other assets	(410)	—
Interest payable	17,440	—
Due to affiliates	5,250	—
Shareholder servicing fee payable	1,032	—
Accrued expenses and other liabilities	928	—
Net cash provided by (used in) operating activities	(5,675,556)	—
Cash flows from financing activities:
Borrowings of debt	5,104,772	—
Repayments of debt	(2,771,581)	—
Deferred financing costs paid	(22,551)	—
Deferred issuance costs paid	(3,703)	—
Deferred offering costs paid	(2,369)	—
Proceeds from issuance of Common Shares	3,530,999	3
Common Shares repurchased, net of early repurchase deduction	(1,900)	—
Distributions paid in cash	(83,873)	—
Net cash provided by (used in) financing activities	5,749,794	3
Net increase (decrease) in cash and cash equivalents	74,238	3
Cash and cash equivalents, beginning of period	3	—
Cash and cash equivalents, end of period	$74,241	$3

Supplemental information and non-cash activities:
Interest paid during the period	$36,524	$—
Distribution payable	$39,090	$—
Share repurchases accrued but not paid	$9,814	$—
Reinvestment of distributions during the period	$59,323	$—
Non-cash purchases of investments	$49,940	$—
Non-cash sales of investments	$(49,940)	$—
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(7)(11)						3/10/2027			$2,990		$(50)		$(129)
Arcfield Acquisition Corp (4)(11)		L + 5.75%		10.02%		3/10/2028			20,446		20,078		19,453
Asdam Operations Pty Ltd (4)(6)(9)		B + 5.75%		8.86%		8/22/2028		A$	3,614		2,401		2,348
Asdam Operations Pty Ltd (4)(6)(7)(9)						8/22/2028		A$	5,421		(112)		(168)
Asdam Operations Pty Ltd (4)(6)(9)		B + 5.75%		8.82%		8/22/2028		A$	41,558		27,711		27,017
Sequa Corp (4)(7)(12)						11/23/2027			13,676		(684)		(670)
Sequa Corp (4)(12)		SF + 7.00%		11.32%		11/24/2028			128,310		121,852		122,005
											171,196		169,856		4.92%
Automobiles and Parts
Foundation Automotive Us Corp (4)(7)(12)		SF + 7.75%		11.88%		12/24/2027			38,333		3,776		2,907
Foundation Automotive Corp (4)(6)(12)		SF + 7.75%		12.55%		12/24/2027			16,084		15,858		15,499
Foundation Automotive Us Corp (4)(12)		SF + 7.75%		12.55%		12/24/2027			39,817		39,263		38,371
Oil Changer Holding Corporation (4)(12)		L + 6.75%		11.47%		2/8/2027			41,012		40,646		39,813
Oil Changer Holding Corporation (4)(12)		L + 6.75%		11.47%		2/8/2027			8,611		8,535		8,359
Power Stop LLC (9)		L + 4.75%		9.48%		1/26/2029			19,273		19,102		13,491
											127,180		118,440		3.43%
Chemicals
Illuminate Buyer, LLC (8)		L + 3.50%		7.88%		6/30/2027			7,250		7,226		6,960
											7,226		6,960		0.20%
Construction and Materials
Nexus Intermediate III, LLC (4)(7)(11)						12/6/2027			300		(4)		(3)
Nexus Intermediate III, LLC (4)(11)		L + 5.50%		10.22%		12/6/2027			1,176		1,159		1,165
											1,155		1,162		0.03%
Consumer Services
American Academy Holdings, LLC (4)(12)		L + 11.00% (incl 6.25% PIK)		15.38%		1/2/2025			51,704		51,744		51,087
Asurion Corporation (8)		SF + 4.00%		8.68%		8/16/2028			9,975		9,497		8,925
Asurion Corporation (8)		L + 3.00%		7.38%		11/4/2024			1,979		1,960		1,927
Auctane Inc (4)(11)		L + 5.75%		10.13%		10/5/2028			24,813		24,813		24,124
Club Car Wash Operating, LLC (4)(7)(12)		SF + 6.50%		11.23%		6/16/2027			61,873		40,059		38,434
Club Car Wash Operating, LLC (4)(12)		SF + 6.50%		11.23%		6/16/2027			27,790		27,430		26,568
Express Wash Concepts (4)(7)(12)		SF + 5.75%		10.17%		4/30/2027			62,968		25,128		21,671
Express Wash Concepts (4)(12)		SF + 5.75%		10.17%		4/30/2027			26,798		26,554		25,090
Houghton Mifflin Harcourt Company (9)		SF + 5.25%		9.67%		4/6/2029			29,925		29,090		28,550
PECF USS Intermediate Holding III Corporation (9)		L + 4.25%		8.63%		12/15/2028			14,862		14,781		12,448
Polyconcept North America Holdings, Inc. (11)		SF + 5.50%		10.08%		5/12/2029			23,242		22,806		21,818
Spotless Brands, LLC (4)(12)		SF + 6.50%		10.82%		7/25/2028			21,782		21,372		20,935
Spotless Brands, LLC (4)(12)		SF + 6.50%		10.92%		7/25/2028			16,144		15,849		15,517
Spotless Brands, LLC (4)(12)		SF + 6.50%		10.71%		7/25/2028			106,669		104,635		102,525
Spotless Brands, LLC (4)(7)(12)						7/25/2028			5,175		(95)		(201)
Thrasio LLC (7)(12)						12/18/2026			2,972		(11)		(338)
Thrasio LLC (12)		L + 7.00%		11.17%		12/18/2026			2,927		2,916		2,594
Trugreen Limited Partnership (11)		L + 4.00%		8.38%		11/2/2027			9,914		9,789		8,830
WMB Holdings Inc (9)		SF + 3.25%		7.67%		8/31/2029			2,202		2,137		2,183

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Zips Car Wash, LLC (4)(12)		L + 7.25%		11.67%		3/1/2024		26,312			26,287		25,799
Zips Car Wash, LLC (4)(7)(12)		SF + 7.25%		11.53%		3/1/2024		39,718			14,987		14,730
Zips Car Wash, LLC (4)(7)(12)		SF + 7.25%		11.67%		3/1/2024		1,003			994		973
											472,722		454,189		13.14%
Electricity
IP Operating Portfolio I, LLC (4)(7)(8)				7.88%		12/31/2029		27,428			8,670		8,441
											8,670		8,441		0.24%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (8)				9.75%		10/15/2025		1,000			983		922
											983		922		0.03%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(6)(12)		L + 7.25%		8.35%		2/9/2027		18,186			17,877		17,431
Verscend Holding Corp. (8)		L + 4.00%		8.38%		8/27/2025		3,980			3,961		3,962
Yes Energy LLC (4)(7)(11)		B + 5.00%		9.37%		4/21/2028		10,000			2,268		2,099
Yes Energy LLC (4)(11)		B + 5.00%		9.37%		4/21/2028		26,000			25,342		24,956
											49,448		48,448		1.40%
Food Producers
Specialty Ingredients, LLC (4)(7)(11)						2/12/2029		11,279			(212)		(413)
Specialty Ingredients, LLC (4)(11)		SF + 6.00%		10.68%		2/12/2029		90,708			88,964		87,390
											88,752		86,977		2.52%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(6)(12)		SF + 5.75%		10.43%		8/13/2027		44,719			43,883		43,242
											43,883		43,242		1.25%
General Industrials
BP Purchaser, LLC (4)(11)		L + 5.50%		10.24%		12/11/2028		27,793			27,309		26,310
Formerra, LLC (4)(7)(12)						11/1/2028		4,270			(137)		(135)
Formerra, LLC (4)(7)(12)						11/1/2028		12,031			(380)		(380)
Formerra, LLC (4)(12)		SF + 7.25%		11.49%		11/1/2028		106,487			103,076		103,121
Marcone Yellowstone Buyer Inc. (4)(13)		SF + 6.25%		10.98%		6/23/2028		12,107			11,989		11,536
Marcone Yellowstone Buyer Inc. (4)(13)		SF + 6.25%		10.98%		6/23/2028		50,373			49,661		47,997
Marcone Yellowstone Buyer Inc. (4)(13)		SF + 6.25%		10.90%		6/23/2028		4,440			4,399		4,231
Marcone Yellowstone Buyer Inc. (4)(13)		SF + 6.25%		10.98%		6/23/2028		13,363			13,239		12,733
TMC Buyer Inc (4)(7)(9)						6/30/2028		4,569			(567)		(400)
TMC Buyer Inc (4)(9)		SF + 6.00%		9.98%		6/30/2028		66,251			57,981		60,450
											266,570		265,463		7.68%
Health Care Providers
123Dentist Inc (4)(6)(7)(11)						8/10/2029		C$	9,636		(143)		(268)
123Dentist Inc (4)(6)(11)		C + 5.75%		10.36%		8/10/2029		C$	48,182		36,973		34,207
Accelerated Health Systems, LLC (9)		SF + 4.25%		8.98%		2/15/2029		8,032			8,009		6,581
Advarra Holdings, Inc. (4)(7)(11)						8/24/2029		6,340			(106)		(226)
Advarra Holdings, Inc. (4)(11)		SF + 5.75%		10.15%		8/24/2029		70,160			68,984		67,659
ATI Holdings Acquisition, Inc. (4)(6)(12)		SF + 7.75% (incl 2.00% PIK)		12.07%		2/24/2028		40,535			39,829		34,415
Baart Programs, Inc. (4)(7)(12)		L + 5.00%		9.73%		6/11/2027		17,419			10,082		9,515
Charlotte Buyer Inc (9)		SF + 5.25%		9.53%		2/3/2028		29,135			27,198		27,691
ERC Topco Holdings, LLC (4)(7)(11)						11/10/2028		620			(10)		(17)
ERC Topco Holdings, LLC (4)(7)(11)		P + 4.50%		12.00%		11/10/2027		1,000			600		592
ERC Topco Holdings, LLC (4)(11)		L + 5.50%		10.23%		11/10/2028		25,491			25,053		24,779
MB2 Dental Solutions, LLC (4)(12)		SF + 6.00%		10.42%		1/29/2027		9,120			8,950		8,808
MB2 Dental Solutions, LLC (4)(7)(12)		SF + 6.00%		10.71%		1/29/2027		87,403			37,215		35,806
MB2 Dental Solutions, LLC (4)(12)		SF + 6.00%		10.42%		1/29/2027		25,293			24,823		24,429
Medline Borrower, LP (9)		L + 3.25%		7.63%		10/23/2028		19,848			19,644		18,897
MPH Acquisition Holdings LLC (9)		L + 4.25%		8.98%		9/1/2028		4,633			4,518		3,979

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Pediatric Associates Holding Company, LLC (7)(9)		L + 3.25%		7.63%		12/29/2028		1,029		508		463
Pediatric Associates Holding Company, LLC (9)		L + 3.25%		7.63%		12/29/2028		6,766		6,737		6,442
Phoenix Newco Inc (9)		L + 3.25%		7.63%		11/15/2028		17,746		17,624		17,130
Pinnacle Fertility, Inc. (4)(7)(11)		SF + 4.50%		9.23%		3/14/2028		12,477		9,131		8,979
Pinnacle Fertility, Inc. (4)(11)		SF + 4.50%		9.23%		3/14/2028		27,294		26,811		26,479
PPV Intermediate Holdings, LLC (4)(7)(11)						8/31/2029		13,671		(138)		(520)
PPV Intermediate Holdings, LLC (4)(11)		SF + 5.75%		9.01%		8/31/2029		102,385		100,472		98,488
PPV Intermediate Holdings, LLC (4)(7)(11)		SF + 5.75%		10.07%		8/31/2029		8,721		2,268		2,023
PTSH Intermediate Holdings, LLC (4)(7)(11)						12/17/2027		3,953		(72)		(261)
PTSH Intermediate Holdings, LLC (4)(11)		L + 5.75%		10.48%		12/17/2027		20,889		20,531		19,509
Tenet Healthcare Corp (6)(8)				5.13%		11/1/2027		2,695		2,731		2,512
Tivity Health Inc (4)(11)		SF + 6.00%		10.58%		6/28/2029		112,278		109,647		106,506
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(7)(11)		SF + 5.75%		9.32%		7/17/2028		77,292		25,439		23,854
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(11)		SF + 5.75%		9.34%		7/17/2028		43,728		42,895		42,014
										676,203		650,465		18.83%
Household Goods and Home Construction
LHS Borrower, LLC (9)		SF + 4.75%		9.17%		2/16/2029		21,835		21,635		17,918
										21,635		17,918		0.52%
Industrial Engineering
Brookfield WEC Holdings Inc. (9)		SF + 3.75%		8.07%		8/1/2025		1,995		1,954		1,991
Radwell Parent, LLC (4)(7)(11)						4/3/2028		13,271		(392)		(392)
Radwell Parent, LLC (4)(11)		SF + 6.75%		11.33%		4/2/2029		155,378		150,756		150,777
Standard Industries, Inc. (9)		L + 2.25%		6.43%		9/22/2028		1,285		1,285		1,271
Time Manufacturing Holdings, LLC (4)(11)		E + 6.50%		8.42%		12/1/2027		€4,782		4,941		4,784
Time Manufacturing Holdings, LLC (4)(7)(11)		L + 6.50%		11.23%		12/1/2027		1,000		727		685
Time Manufacturing Holdings, LLC (4)(11)		L + 6.50%		11.23%		12/1/2027		12,142		11,920		11,405
Time Manufacturing Holdings, LLC (4)(11)		E + 6.50%		8.42%		12/1/2027		€8,423		9,346		8,424
TK Elevator U.S. Newco, Inc. (6)(9)		L + 3.50%		6.87%		7/30/2027		7,699		7,712		7,428
										188,249		186,373		5.39%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		L + 7.50%		12.29%		9/8/2026		3,070		2,998		2,922
										2,998		2,922		0.08%
Industrial Support Services
Acuris Finance US, Inc (9)		SF + 4.00%		8.73%		2/16/2028		12,500		12,413		12,313
Allied Universal Holdco LLC (9)		L + 3.75%		8.17%		5/12/2028		3,032		3,021		2,886
Argos Health Holdings, Inc. (4)(11)		L + 5.75%		9.97%		12/6/2027		660		649		628
Becklar, LLC (4)(12)		SF + 6.85%		11.17%		12/21/2026		996		978		952
Becklar, LLC (4)(12)		SF + 6.85%		11.27%		12/21/2026		5,798		5,689		5,542
Captive Resources Midco LLC (4)(7)(11)						7/3/2028		7,558		(138)		(142)
Captive Resources Midco LLC (4)(11)		SF + 5.75% (incl 2.88% PIK)		10.07%		7/2/2029		88,980		87,273		87,284
Coretrust Purchasing Group LLC (4)(7)(11)						10/1/2029		10,736		(311)		(461)
Coretrust Purchasing Group LLC (4)(7)(11)						10/1/2029		11,656		(337)		(501)
Coretrust Purchasing Group LLC (4)(11)		SF + 6.75%		10.84%		10/1/2029		73,720		71,558		70,552
Eagle 2021 Lower Merger Sub, LLC (4)(11)		L + 5.50%		9.72%		12/6/2027		825		811		785
Employbridge, LLC (11)		L + 4.75%		9.49%		7/19/2028		9,907		9,855		8,145
Galaxy US Opco Inc. (6)(9)		SF + 4.75%		9.07%		4/29/2029		26,300		25,686		23,867
Guidehouse Inc. (4)(11)		L + 6.25%		10.63%		10/16/2028		79,573		78,083		76,717
IG Investments Holdings, LLC (4)(7)(11)		L + 6.00%		10.39%		9/22/2027		1,726		668		638
IG Investments Holdings, LLC (4)(11)		L + 6.00%		10.38%		9/22/2028		22,506		22,194		21,760
IG Investments Holdings, LLC (4)(11)		L + 6.00%		10.38%		9/22/2028		1,856		1,840		1,794

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Mckissock Investment Holdings, LLC (11)		SF + 5.00%		8.73%		3/4/2029		25,440		25,212		23,810
NBG Acquisition Corp. (4)(7)(11)						11/6/2028		952		(12)		(67)
NBG Acquisition Corp. (4)(7)(11)						11/6/2028		18,760		(256)		(1,319)
NBG Acquisition Corp. (4)(7)(11)		L + 5.25%		9.66%		11/6/2028		2,876		1,415		1,316
NBG Acquisition Corp. (4)(11)		L + 5.25%		9.66%		11/6/2028		21,553		21,407		20,038
Royal Buyer, LLC (4)(7)(11)						8/31/2028		9,000		(170)		(321)
Royal Buyer, LLC (4)(7)(11)		SF + 6.00%		10.40%		8/31/2028		7,000		1,501		1,383
Royal Buyer, LLC (4)(11)		SF + 6.00%		10.40%		8/31/2028		45,000		44,144		43,393
Sedgwick Claims Management Services, Inc. (8)		L + 3.25%		7.63%		12/31/2025		19,350		19,151		18,855
Simplisafe Holding Corporation (4)(7)(11)						5/2/2028		15,106		(272)		(455)
Simplisafe Holding Corporation (4)(11)		SF + 6.25%		10.47%		5/2/2028		120,247		118,057		116,628
Southern Graphics Inc. (4)(12)		L + 7.50%		12.20%		11/17/2026		1,000		979		874
Southern Graphics Inc. (4)(12)		L + 7.50%		12.15%		11/17/2026		10,227		9,995		8,940
Vaco Holdings, LLC (11)		SF + 5.00%		9.73%		1/22/2029		12,623		12,567		12,218
Vistage Worldwide Inc (11)		SF + 5.25%		9.67%		7/13/2029		998		971		958
										574,621		559,010		16.18%
Industrial Transportation
EquipmentShare.com Inc. (4)(9)		L + 7.75%		12.40%		11/16/2026		4,215		4,155		4,026
EquipmentShare.com Inc. (4)(9)		L + 7.75%		12.40%		11/16/2026		16,860		16,561		16,106
E.S.G. Movilidad, S.L.U. (4)(6)(7)(8)						5/31/2029		€11,245		(335)		(688)
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E + 6.75%		9.19%		5/31/2029		€8,096		8,446		8,172
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E + 6.75%		9.19%		5/31/2029		€22,264		23,226		22,474
										52,053		50,090		1.45%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		L + 3.50%		8.25%		8/2/2028		7,940		7,862		7,606
										7,862		7,606		0.22%
Leisure Goods
Jam City, Inc. (4)(12)		L + 7.00%		11.73%		9/7/2027		2,201		2,183		2,148
Tilting Point Media LLC (4)(7)(12)						2/26/2027		6,372		(160)		(600)
Tilting Point Media LLC (4)(7)(12)						2/26/2027		2,916		(73)		(274)
Tilting Point Media LLC (4)(12)		L + 8.00%		12.39%		2/26/2027		7,974		7,767		7,224
										9,717		8,498		0.25%
Life Insurance
Onedigital Borrower LLC (9)		SF + 4.25%		8.49%		11/16/2027		5,940		5,928		5,628
										5,928		5,628		0.16%
Media
2080 Media, Inc. (4)(7)(11)		SF + 6.50%		10.48%		3/14/2029		29,529		12,247		12,497
2080 Media, Inc. (4)(7)(11)						3/14/2028		13,795		(239)		(139)
2080 Media, Inc. (4)(11)		SF + 6.50%		10.48%		3/14/2029		55,042		54,030		54,518
Ancestry.com Inc. (9)		L + 3.25%		7.63%		12/6/2027		12,894		12,706		11,971
Arc Media Holdings Limited (4)(5)(6)(7)(12)						10/29/2027		2,766		(67)		(67)
Arc Media Holdings Limited (4)(5)(6)(12)		SF + 7.25%		11.49%		10/29/2027		41,387		40,377		40,387
Associations Inc. (4)(12)		SF + 6.50% (incl 2.50% PIK)		10.36%		7/2/2027		482		477		475
Associations Inc. (4)(12)		SF + 6.50% (incl 2.50% PIK)		11.26%		7/2/2027		1,003		994		989
Associations Inc. (4)(12)		SF + 6.50% (incl 2.50% PIK)		11.29%		7/2/2027		1,003		994		989
Associations Inc. (4)(12)		L + 6.50% (incl 2.50% PIK)		10.97%		7/2/2027		606		600		597
Associations Inc. (4)(7)(12)						7/2/2027		403		(4)		(6)
Associations Inc. (4)(12)		SF + 6.50% (incl 2.50% PIK)		10.36%		7/2/2027		4,137		4,100		4,079

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Aventine Intermediate LLC (4)(7)(11)		L + 6.00% (incl 4.00% PIK)		10.38%		6/18/2027		1,032		936		904
Aventine Intermediate LLC (4)(11)		L + 6.00% (incl 4.00% PIK)		10.38%		6/18/2027		18,124		17,823		17,295
Hyve Group PLC (4)(5)(6)(14)		SN + 7.75%		11.19%		10/20/2026		£24,104		26,025		28,054
Kobalt London Limited (4)(6)(11)		SF + 7.00%		11.11%		2/25/2027		13,125		12,900		12,775
Kobalt London Limited (4)(6)(11)		SF + 7.00%		11.66%		2/25/2027		13,125		12,896		12,775
Mav Acquisition Corporation (9)		L + 4.75%		8.32%		7/28/2028		13,870		13,742		13,094
Oneteam Partners, LLC (4)(11)		SF + 5.75%		9.41%		9/14/2029		75,000		73,554		72,467
Regency Entertainment (USA), Inc. (4)(12)		L + 6.75%		11.13%		11/22/2025		30,000		29,737		29,286
Renaissance Financiere (4)(6)(7)(8)		E + 7.00%		8.56%		7/26/2028		€34,871		24,513		25,139
Spirit RR Holdings, Inc. (4)(11)		SF + 6.50%		11.18%		9/13/2028		3,912		3,800		3,751
Spirit RR Holdings, Inc. (4)(7)(11)						9/13/2028		1,806		(51)		(74)
Spirit RR Holdings, Inc. (4)(11)		SF + 6.50%		11.18%		9/13/2028		18,057		17,523		17,314
The NPD Group L.P. (4)(7)(11)		SF + 5.75%		10.07%		12/1/2027		9,023		907		780
The NPD Group L.P. (4)(11)		SF + 6.25% (incl 2.75% PIK)		10.43%		12/1/2028		140,214		137,538		135,174
The NPD Group L.P. (4)(11)		L + 5.75%		10.13%		12/1/2028		9,291		9,202		8,947
										507,260		503,971		14.59%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(7)(13)		P + 6.50%		14.00%		2/23/2028		2,358		2,190		2,080
ABB/CON-CISE Optical Group LLC (4)(11)		L + 7.50%		12.67%		2/23/2028		22,472		21,966		20,945
Coding Solutions Acquisition, Inc. (4)(7)(11)						5/11/2028		22,875		(409)		(1,001)
Coding Solutions Acquisition, Inc. (4)(7)(11)		SF + 5.50%		9.82%		5/11/2028		10,875		1,976		1,699
Coding Solutions Acquisition, Inc. (4)(11)		SF + 5.50%		9.82%		5/11/2028		76,059		74,649		72,731
Plasma Buyer LLC (4)(7)(11)						5/12/2029		22,070		(401)		(1,040)
Plasma Buyer LLC (4)(7)(11)						5/12/2028		9,458		(169)		(411)
Plasma Buyer LLC (4)(11)		SF + 5.75%		10.07%		5/12/2029		84,912		83,305		80,912
SDC US Smilepay SPV (4)(7)(12)		L + 10.75% (incl 3.75% PIK)		15.52%		10/27/2025		76,191		35,040		34,013
										218,147		209,928		6.08%
Non-life Insurance
Alera Group, Inc. (4)(11)		SF + 6.00%		10.42%		10/2/2028		21,774		21,591		20,992
Alera Group, Inc. (4)(11)		SF + 6.00%		10.42%		10/2/2028		12,525		12,514		12,075
Alera Group, Inc. (4)(11)		SF + 6.00%		10.42%		10/2/2028		44,173		44,136		42,586
Alliant Holdings I, L.P. (8)		L + 3.25%		7.63%		5/9/2025		995		977		983
Alliant Holdings Intermediate, LLC (9)		L + 3.50%		7.85%		11/5/2027		17,847		17,662		17,468
AmWins Group, LLC (11)		L + 2.25%		6.63%		2/21/2028		4,645		4,619		4,568
Galway Borrower LLC (4)(7)(11)						9/29/2028		457		(4)		(24)
Galway Borrower LLC (4)(7)(11)						9/30/2027		2,216		(36)		(109)
Galway Borrower LLC (4)(11)		L + 5.25%		9.98%		9/29/2028		61,128		60,592		57,907
Higginbotham Insurance Agency, Inc. (4)(7)(11)		L + 5.25%		9.63%		11/25/2026		48		20		20
Higginbotham Insurance Agency, Inc. (4)(11)		L + 5.25%		9.63%		11/25/2026		9,877		9,788		9,744
HUB International Limited (11)		L + 3.25%		7.53%		4/25/2025		15,846		15,733		15,725
Integrity Marketing Acquisition LLC (4)(7)(11)		SF + 6.02%		10.72%		8/27/2025		20,895		16,714		16,223
Integrity Marketing Acquisition LLC (4)(11)		L + 6.02%		10.03%		8/27/2025		57,546		56,824		55,194
Patriot Growth Insurance Services, LLC (4)(7)(11)		L + 5.75%		10.47%		10/16/2028		18,297		976		814
Patriot Growth Insurance Services, LLC (4)(7)(11)						10/16/2028		822		(14)		(22)
Patriot Growth Insurance Services, LLC (4)(11)		L + 5.50%		8.56%		10/16/2028		7,260		7,133		7,061
RSC Acquisition, Inc. (4)(7)(11)		SF + 5.50%		10.23%		10/30/2026		29,453		884		395
RSC Acquisition, Inc. (4)(11)		SF + 5.50%		10.05%		10/30/2026		10,521		10,421		10,241
RSC Acquisition, Inc. (4)(7)(11)						10/30/2026		467		—		(12)
RSC Acquisition, Inc. (4)(11)		SF + 5.50%		9.74%		10/30/2026		14,422		14,422		14,038

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Trupanion, Inc. (4)(6)(7)(11)		SF + 5.00%		9.71%		3/25/2027			26,237		4,903		4,192
Trupanion, Inc. (4)(6)(7)(11)						3/25/2027			6,576		(83)		(262)
Trupanion, Inc. (4)(6)(11)		SF + 5.00%		9.73%		3/25/2027			20,843		20,567		20,012
											320,339		309,809		8.97%
Personal Care, Drug and Grocery Stores
Diamond (BC) B.V. (6)(9)		L + 2.75%		7.16%		9/29/2028			9,369		9,295		9,070
Puma Buyer LLC (4)(9)		SF + 5.50%		10.18%		7/16/2029			62,000		57,841		60,711
Vermont Aus Pty Ltd (4)(6)(11)		SF + 5.65%		10.23%		3/23/2028			26,053		25,465		24,675
Vermont Aus Pty Ltd (4)(6)(11)		B + 5.75%		9.06%		3/23/2028		A$	35,482		25,891		22,864
											118,492		117,320		3.40%
Personal Goods
Daphne S.P.A. (4)(6)(7)(8)						5/23/2028			€7,957		(191)		(421)
Daphne S.P.A. (4)(6)(8)		E + 6.25%		7.44%		5/23/2028			€41,376		43,200		42,109
Spanx, LLC (4)(7)(11)		L + 5.00%		9.29%		11/18/2027			5,000		450		287
Spanx, LLC (4)(11)		L + 5.25%		9.64%		11/20/2028			29,700		29,183		28,075
											72,642		70,050		2.03%
Pharmaceuticals and Biotechnology
CPI Buyer, LLC (4)(7)(11)		L + 5.50%		10.23%		11/1/2028			4,341		802		729
CPI Buyer, LLC (4)(7)(11)						10/30/2026			2,115		(35)		(43)
CPI Buyer, LLC (4)(11)		L + 5.50%		10.23%		11/1/2028			25,211		24,860		24,509
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)(8)						10/27/2028			€8,400		(201)		(218)
Dolcetto HoldCo S.P.A. (4)(5)(6)(8)		E + 6.50%		8.55%		10/27/2028			€82,300		80,018		85,973
Gusto Aus Bidco Pty Ltd (4)(6)(7)(11)						10/30/2028		A$	11,982		(224)		(238)
Gusto Aus Bidco Pty Ltd (4)(6)(11)		B + 6.50%		10.16%		10/30/2028		A$	118,623		73,889		78,441
Petvet Care Centers LLC (11)		L + 3.50%		7.88%		2/14/2025			7,723		7,670		7,282
											186,779		196,435		5.69%
Real Estate Investment and Services
850 Third Avenue Mezz I, LLC (4)(7)(9)		L + 6.50%		10.89%		10/1/2024			2,791		2,132		1,757
850 Third Avenue Owner LLC (4)(9)		L + 6.50%		10.89%		10/1/2024			4,726		4,697		4,063
OEG Borrower LLC (4)(9)		SF + 5.00%		9.60%		5/20/2029			39,900		38,393		39,002
											45,222		44,822		1.30%
Retailers
Petsmart LLC (11)		L + 3.75%		8.13%		2/11/2028			10,550		10,481		10,356
The Michaels Companies, Inc. (11)		L + 4.25%		8.98%		4/14/2028			2,851		2,826		2,472
The Talbots, Inc. (4)(12)		L + 8.00%		12.74%		11/17/2026			7,897		7,685		7,494
											20,992		20,322		0.59%
Software and Computer Services
Applied Systems Inc (9)		L + 3.00%		7.73%		9/19/2024			9,227		9,205		9,209
Armstrong Bidco Limited (4)(6)(7)(8)		SN + 5.25%		8.70%		6/28/2029			£47,995		41,968		44,715
Armstrong Bidco Limited (4)(6)(8)		SN + 5.25%		8.70%		6/28/2029			£91,991		109,456		110,602
Avalara, Inc. (4)(7)(11)						10/19/2028			6,324		(153)		(153)
Avalara, Inc. (4)(11)		SF + 7.25%		11.83%		10/19/2028			56,918		55,526		55,542
AxiomSL Group, Inc. (4)(7)(12)						12/3/2027			744		—		—
AxiomSL Group, Inc. (4)(12)		L + 5.75%		10.13%		12/3/2027			11,358		11,358		11,358
AxiomSL Group, Inc. (4)(7)(12)						12/3/2025			812		—		—
Barracuda Networks Inc (9)		SF + 4.50%		8.59%		5/17/2029			21,500		20,884		20,771
Bottomline Technologies, Inc. (4)(7)(11)						5/15/2028			385		(3)		(13)
Bottomline Technologies, Inc. (4)(11)		SF + 5.50%		9.82%		5/14/2029			4,604		4,560		4,425
Calabrio, Inc. (4)(7)(12)		L + 7.00%		11.75%		4/16/2027			2,687		1,536		1,478
Calabrio, Inc. (4)(12)		L + 7.00%		11.73%		4/16/2027			22,313		22,313		21,835
CCC Intelligent Solutions Inc. (9)		L + 2.25%		6.63%		9/21/2028			10,070		10,020		10,010
Cloud Software Group Holdings Inc (8)				6.50%		3/31/2029			9,610		8,076		8,117

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
CommerceHub, Inc. (4)(11)		SF + 6.25%		11.03%		12/29/2027		64,904		60,406		60,472
DS Admiral Bidco, LLC (4)(7)(12)		L + 6.50%		11.20%		3/16/2026		966		108		91
DS Admiral Bidco, LLC (4)(12)		SF + 7.00%		11.51%		3/16/2028		39,743		38,557		38,558
DS Admiral Bidco, LLC (4)(12)		L + 5.75%		10.16%		3/16/2028		8,943		8,860		8,638
DTI Holdco, Inc. (11)		SF + 4.75%		8.84%		4/21/2029		29,925		29,365		27,643
Endure Digital, Inc. (11)		L + 3.50%		7.72%		2/10/2028		2,547		2,530		2,299
Finthrive Software Intermediate Holdings Inc (9)		L + 4.00%		8.38%		12/18/2028		13,102		12,855		11,148
GoTo Group Inc (8)		L + 4.75%		9.14%		8/31/2027		6,942		6,843		4,498
Govcio Buyer Company (4)(12)		SF + 5.50%		10.08%		8/18/2027		10,822		10,641		10,476
Helios Software Holdings, Inc. (12)		SF + 3.75%		8.48%		3/13/2028		16,670		16,517		16,396
Huskies Parent, Inc. (4)(7)(11)						11/3/2028		1,000		(17)		(93)
Huskies Parent, Inc. (4)(7)(11)		L + 5.50%		10.23%		11/3/2027		1,000		690		623
Huskies Parent, Inc. (4)(11)		L + 5.50%		10.23%		11/3/2028		25,410		24,974		23,040
Hyland Software, Inc. (11)		L + 3.50%		7.88%		7/1/2024		15,585		15,483		15,408
LMI Inc/DE (9)		L + 3.75%		8.13%		10/2/2028		14,870		14,784		9,383
Medallia, Inc. (4)(11)		L + 6.50% PIK		10.88%		10/30/2028		73,495		73,495		69,997
Mcafee Corp. (9)		SF + 3.75%		7.97%		3/1/2029		7,960		7,924		7,431
Mitchell International, Inc. (9)		L + 3.75%		8.41%		10/16/2028		19,788		19,464		18,294
New Era Technology, Inc. (4)(12)		L + 6.25%		10.66%		10/31/2026		19,849		19,849		19,128
Peraton Inc. (11)		L + 3.75%		8.13%		2/1/2028		3,717		3,719		3,636
Perforce Software, Inc. (4)(9)		SF + 4.50%		8.82%		7/1/2026		19,900		19,464		19,105
Ping Identity Holding Corp. (4)(7)(11)						10/17/2028		6,068		(147)		(147)
Ping Identity Holding Corp. (4)(11)		SF + 7.00%		11.32%		10/17/2029		59,003		57,538		57,571
Prism Parent Co., Inc. (4)(7)(11)						9/19/2028		10,833		(215)		(348)
Prism Parent Co., Inc. (4)(11)		SF + 6.00%		10.32%		9/19/2028		43,225		42,391		41,837
Project Alpha Intermediate Holding, Inc. (8)		L + 4.00%		8.39%		4/26/2024		8,682		8,606		8,491
Project Ruby Ultimate Parent Corp (11)		L + 3.25%		7.63%		3/10/2028		7,368		7,361		6,983
Quail Buyer, Inc. (4)(11)		L + 5.25%		10.18%		10/1/2027		7,444		7,320		7,343
Quasar Intermediate Holdings Ltd (9)		SF + 4.25%		8.49%		2/1/2029		13,965		13,846		10,836
Riley Mergeco LLC (4)(7)(12)						9/23/2027		456		(9)		(23)
Riley Mergeco LLC (4)(7)(12)						9/23/2027		304		(6)		(15)
Riley Mergeco LLC (4)(12)		L + 6.00% (incl 2.75% PIK)		10.38%		9/23/2027		1,701		1,667		1,615
Rocket Software, Inc. (8)		L + 4.25%		8.63%		11/28/2025		11,283		11,096		10,876
Smarsh Inc. (4)(7)(11)		SF + 6.50%		11.29%		2/16/2029		4,286		2,067		1,920
Smarsh Inc. (4)(7)(11)						2/16/2029		1,071		(19)		(56)
Smarsh Inc. (4)(11)		SF + 6.50%		11.29%		2/16/2029		17,143		16,834		16,250
TA TT Buyer, LLC (4)(9)		SF + 5.00%		8.98%		4/2/2029		14,963		14,822		14,588
Tibco Software Inc (9)		SF + 4.50%		9.18%		3/20/2029		13,010		11,882		11,651
Tricentis Americas, Inc. (4)(7)(12)		SF + 4.25%		8.94%		5/13/2024		8,748		3,144		3,055
Tricentis Americas, Inc. (4)(7)(12)						5/13/2024		499		(3)		(8)
Tricentis Americas, Inc. (4)(12)		SF + 4.25%		8.94%		5/13/2024		15,353		15,260		15,102
Trimech Acquisition Corp. (4)(7)(12)		SF + 4.75%		9.39%		3/10/2028		3,289		345		311
Trimech Acquisition Corp. (4)(12)		SF + 4.75%		9.48%		3/10/2028		21,548		21,256		21,000
Trimech Acquisition Corp. (4)(12)		SN + 4.75%		8.63%		3/10/2028		£36,623		44,201		43,398
UKG Inc (9)		L + 3.25%		7.00%		5/4/2026		9,164		9,104		8,740
User Zoom Technologies, Inc. (4)(11)		SF + 5.75%		9.35%		4/5/2029		18,948		18,593		18,064
Zayo Group, LLC (8)		L + 3.00%		7.38%		3/9/2027		5,351		5,290		4,358
Zelis Payments Buyer, Inc. (8)		L + 3.50%		7.88%		9/30/2026		13,884		13,811		13,758
Zendesk Inc (4)(7)(11)						11/22/2028		39,321		(786)		(772)
Zendesk Inc (4)(7)(11)						11/22/2028		17,940		(352)		(352)
Zendesk Inc (4)(11)		SF + 6.50%		11.04%		11/22/2028		157,283		154,163		154,193
										1,160,317		1,134,286		32.83%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF + 3.10%		5.50%		2/1/2029			7,960		7,937		7,623
CC WDW Borrower, Inc. (4)(7)(12)						1/27/2028			22,837		(618)		(1,006)
CC WDW Borrower, Inc. (4)(7)(12)						1/27/2028			5,122		(130)		(226)
CC WDW Borrower, Inc. (4)(12)		SF + 6.75%		10.95%		1/27/2028			45,559		44,367		43,553
Excelitas Technologies Corp. (4)(7)(11)						8/13/2029			6,522		(123)		(247)
Excelitas Technologies Corp. (4)(11)		SF + 5.75%		10.12%		8/13/2029			33,804		33,146		32,526
Excelitas Technologies Corp. (4)(8)		E + 5.75%		7.55%		8/13/2029			€5,587		5,651		5,746
Excelitas Technologies Corp. (4)(7)(11)		SF + 5.75%		10.12%		8/14/2028			3,261		1,787		1,732
TechInsights Inc (4)(6)(12)		L + 6.63%		11.36%		11/9/2027			993		974		962
TechInsights Inc (4)(6)(12)		L + 6.63%		11.36%		11/9/2027			2,578		2,531		2,498
											95,522		93,161		2.70%
Telecommunications Equipment
Delta Topco, Inc. (11)		L + 3.75%		8.15%		12/1/2027			6,952		6,778		6,445
											6,778		6,445		0.19%
Telecommunications Service Providers
Directv Financing, LLC (11)		L + 5.00%		9.38%		8/2/2027			18,212		17,852		17,770
Dish DBS Corporation (8)				5.25%		12/1/2026			7,703		7,430		6,503
Meriplex Communications, Ltd (4)(7)(11)		SF + 5.00%		9.42%		7/17/2028			4,952		1,268		1,163
Meriplex Communications, Ltd (4)(7)(11)		SF + 5.00%		9.42%		7/17/2028			1,143		98		74
Meriplex Communications, Ltd (4)(11)		SF + 5.00%		9.42%		7/17/2028			13,905		13,706		13,416
Openmarket Inc. (4)(6)(11)		L + 6.25%		10.98%		9/17/2026			4,938		4,841		4,714
Radiate Holdco LLC (11)		L + 3.25%		7.63%		9/25/2026			14,880		14,815		12,156
											60,010		55,796		1.61%
Travel and Leisure
AD1 LBV1, LLC (4)(7)(10)		L + 6.75%		10.87%		12/10/2024			365		244		242
AD1 LBV1, LLC (4)(10)		L + 6.75%		10.87%		12/10/2024			19,002		18,823		18,746
Artemis Bidco Limited (4)(6)(7)(8)		SN + 6.00%		9.45%		9/8/2028			£2,437		298		2
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		9.45%		9/8/2028			£7,749		10,047		8,346
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		9.45%		9/8/2028			£4,509		5,888		4,857
Artemis Bidco Limited (4)(6)(8)		SN + 6.00%		9.45%		9/8/2028			£4,676		6,107		5,037
Canoe Bidco Pty Limited (4)(6)(9)		B + 6.00%		9.39%		5/20/2026		A$	31,969		21,117		21,602
Canoe Bidco Pty Limited (4)(6)(9)		B + 6.50%		10.10%		5/20/2026		A$	137,468		95,005		92,889
IRB Holding Corp. (12)		L + 2.75%		7.13%		2/5/2025			8,101		8,044		8,042
											165,573		159,763		4.62%
Total First Lien Debt											$5,755,124		$5,614,718		162.50%

Second Lien Debt
Consumer Services
Asurion Corporation (8)		L + 5.25%		9.63%		1/31/2028			$5,165		$5,104		$4,059
											5,104		4,059		0.12%
Health Care Providers
Charlotte Buyer Inc (9)		SF + 8.25%		12.53%		8/3/2028			10,000		9,327		9,463
											9,327		9,463		0.27%
Industrial Support Services
Galaxy US Opco Inc. (4)(9)		SF + 8.25%		12.57%		4/29/2030			9,000		8,786		8,794
											8,786		8,794		0.25%
Software and Computer Services
UKG Inc (9)		L + 5.25%		9.00%		5/3/2027			24,852		24,547		22,932
											24,547		22,932		0.66%
Total Second Lien Debt											$47,764		$45,248		1.31%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Unsecured Debt
Health Care Providers
Vetcor Group Holdings LLC (4)(7)(8)						9/3/2030		$251		$(2)		$(19)
Vetcor Group Holdings LLC (4)(8)		13.00% PIK		13.00%		9/3/2030		783		774		722
										772		703		0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)(8)						12/28/2032		88		(2)		(2)
DCA Acquisition Holdings LLC (4)(8)		12.50% PIK		12.50%		12/28/2032		923		894		905
										892		903		0.03%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (8)				6.75%		10/15/2027		6,255		5,632		5,636
USI Inc/NY (8)				6.88%		5/1/2025		2,457		2,365		2,371
										7,997		8,007		0.23%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (8)				5.50%		5/1/2026		7,000		7,102		6,787
T-Mobile USA, Inc. (8)				2.25%		2/15/2026		10,000		9,539		9,112
										16,641		15,899		0.46%
Total Unsecured Debt										$26,302		$25,512		0.74%

Structured Finance
Structured Finance Investments
ALM 2020 Ltd (6)(8)		L + 6.00%		10.08%		10/15/2029		$3,330		$2,995		$2,937
AMMC CLO 20 Ltd (6)(8)		L + 5.81%		9.89%		4/17/2029		950		890		866
AMMC CLO 21 Ltd (6)(8)		L + 3.10%		7.56%		11/2/2030		2,150		1,898		1,887
AMMC CLO 21 Ltd (6)(8)		L + 6.50%		10.96%		11/2/2030		4,126		3,609		3,474
Carlyle Global Market Strategies (6)(8)		L + 5.40%		9.64%		10/20/2027		1,750		1,480		1,475
Carlyle Global Market Strategies (6)(8)		L + 5.40%		9.76%		7/27/2031		1,200		912		976
Catskill Park CLO Ltd (6)(8)		L + 6.00%		10.24%		4/20/2029		1,350		1,210		1,150
CENT CLO 16, L.P. (6)(8)		SF + 8.07%		10.57%		7/24/2034		3,000		2,810		2,735
Dryden 108 CLO Ltd (6)(8)						7/18/2035		2,900		2,291		2,204
Marble Point CLO XI Ltd (6)(8)		L + 2.80%		6.99%		12/18/2030		1,850		1,534		1,580
Monroe Capital MML CLO XIV LLC (6)(8)		SF + 10.02%		14.08%		10/24/2034		2,500		2,328		2,345
OCP CLO 2017-14 Ltd (6)(8)		SF + 6.80%		10.66%		1/15/2033		1,469		1,273		1,326
Shackleton 2019-XV CLO Ltd (6)(8)		L + 6.66%		10.74%		1/15/2032		3,000		2,612		2,697
Silver Creek CLO Ltd (6)(8)		L + 5.62%		9.86%		7/20/2030		2,000		1,776		1,755
Voya CLO Ltd (6)(8)		L + 3.55%		7.63%		4/17/2030		1,500		1,311		1,330
										28,929		28,737		0.83%
Total Structured Finance										$28,929		$28,737		0.83%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)								2		$67		$198
										67		198		0.01%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)(9)		SF + 12.00% PIK		16.59%		9/30/2032		1,000		970		1,012
Picard Holdco, Inc. - Preferred Shares (4)(9)		SF + 12.00% PIK		16.59%		9/30/2032		30		30		32
										1,000		1,044		0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)(5)				8.00%		9/15/2032		1,000		1,000		1,064
										1,000		1,064		0.03%
Total Equity Investments										$2,067		$2,306		0.07%
Total Investments - Non-Controlled/Non-Affiliated										$5,860,186		$5,716,521		165.44%
Total Investment Portfolio										$5,860,186		$5,716,521		165.44%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares								53,347		$53,347		$53,347
Cash										20,894		20,894
Total Cash and Cash Equivalents										$74,241		$74,241		2.15%
Total Investment Portfolio, Cash and Cash Equivalents										$5,934,427		$5,790,762		167.59%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C") or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR or BBSW and the current contractual interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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

(5) These debt investments are not pledged as collateral under HLEND-A Funding Facility, the HLEND-B Funding Facility, the Revolving Credit Facility and the Short Term Financing Transactions.

(6) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 16.1% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,408	$(1,976)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	48,611	(1,661)
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	(772)
SDC US Smilepay SPV	1st Lien Senior Secured Delayed Draw Loan	38,645	(1,792)
Express Wash Concepts	1st Lien Senior Secured Delayed Draw Loan	37,286	(2,375)
Foundation Automotive US Corp	1st Lien Senior Secured Delayed Draw Loan	34,033	(1,236)
RSC Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	28,274	(753)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	24,213	(472)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,875	(1,001)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(1,006)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(1,040)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	21,000	(837)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	20,717	(911)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(1,319)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	18,168	(542)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(352)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	16,982	(465)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	(159)
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	15,106	(455)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	(139)
Sequa Corp	1st Lien Senior Secured Revolving Loan	13,676	(670)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	13,670	(520)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	13,271	(392)
Armstrong Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	12,991	(69)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,039	(688)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	12,031	(380)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(501)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	11,279	(413)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	(348)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(461)
Renaissance Financiere	1st Lien Senior Secured Delayed Draw Loan	10,702	(428)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,458	(411)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	9,000	(321)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,993	(218)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	8,700	(381)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,519	(421)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	8,161	(238)
The NPD Group L.P.	1st Lien Senior Secured Revolving Loan	7,940	(266)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,557	(142)
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	7,500	(301)
Baart Programs, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,191	(294)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	7,110	(268)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(262)
Excelitas Technologies Corp.	1st Lien Senior Secured Delayed Draw Loan	6,522	(247)
Tilting Point Media LLC	1st Lien Senior Secured Delayed Draw Loan	6,372	(600)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,366	(242)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	(226)
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	(153)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	(147)
Tricentis Americas, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,551	(91)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	(192)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	(201)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	5,122	(226)
TMC Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	4,569	(400)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	4,467	(220)
Formerra, LLC	1st Lien Senior Secured Delayed Draw Loan	4,270	(135)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,953	(261)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	3,818	(156)
Asdam Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,691	(168)
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	3,615	(127)
CPI Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,491	(97)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(93)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(129)
Thrasio LLC	1st Lien Senior Secured Delayed Draw Loan	2,972	(338)
Tilting Point Media LLC	1st Lien Senior Secured Revolving Loan	2,916	(274)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,895	(74)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	2,766	(67)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,622	(286)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(109)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(112)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(43)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,806	(74)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,413	(50)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,358	(95)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(25)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(56)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,036	(32)
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	1,029	(36)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(93)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(67)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	850	(22)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(22)
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
AxiomSL Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	744	—
850 Third Avenue Mezz I, LLC	1st Lien Senior Secured Delayed Draw Loan	643	(90)
ERC Topco Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	620	(17)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	516	(25)
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(8)
RSC Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	467	(12)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	457	(24)
Riley MergeCo LLC	1st Lien Senior Secured Delayed Draw Loan	456	(23)
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	(6)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(13)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	383	(9)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(15)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	(3)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	294	(24)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	255	(15)
VetCor Group Holdings LLC	Unsecured Delayed Draw Loan	250	(19)
AD1 LBV1, LLC	1st Lien Senior Secured Delayed Draw Loan	119	(2)
ABB/CON-CISE Optical Group LLC	1st Lien Senior Secured Revolving Loan	118	(8)
DCA Acquisition Holdings LLC	Unsecured Delayed Draw Loan	88	(2)
Aventine Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	80	(4)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	28	—
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	10	—
Total		$895,942	$(33,961)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2022 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2022 was 0.60%.
(11)The interest rate floor on these investments as of December 31, 2022 was 0.75%.
(12)The interest rate floor on these investments as of December 31, 2022 was 1.00%.
(13)The interest rate floor on these investments as of December 31, 2022 was 1.75%.
(14)The interest rate floor on these investments as of December 31, 2022 was 2.00%.
ADDITIONAL INFORMATION
Foreign currency forward contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 11,439	Australian Dollars 17,518	Goldman Sachs Bank USA	3/21/2023	$(530)
U.S. Dollars 1,449	Australian Dollars 2,067	Goldman Sachs Bank USA	9/21/2023	28
U.S. Dollars 4,010	Australian Dollars 6,291	Goldman Sachs Bank USA	12/21/2023	(319)
U.S. Dollars 1,563	Canadian Dollars 2,024	Goldman Sachs Bank USA	9/21/2023	63
U.S. Dollars 12,622	Euro 12,231	Goldman Sachs Bank USA	3/21/2023	(545)
U.S. Dollars 77,725	Euro 72,453	Goldman Sachs Bank USA	6/21/2023	(705)
U.S. Dollars 3,819	Euro 3,809	Goldman Sachs Bank USA	12/21/2023	(339)
U.S. Dollars 893	Euro 846	Goldman Sachs Bank USA	9/23/2024	(39)
U.S. Dollars 4,002	British Pound 3,280	Goldman Sachs Bank USA	3/21/2023	29
U.S. Dollars 116,882	British Pound 95,507	Goldman Sachs Bank USA	6/21/2023	1,005
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(784)
Total				$(2,136)

110

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Interest Rate Swaps

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$314
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	677
Total Interest Rate Swaps						$991
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company seeks to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Investment Partners, LLC (the “Adviser”, the “Administrator”, or “HPS”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing primarily in newly originated, privately negotiated senior credit investments in high quality, established upper middle market companies, and in select situations, companies in special situations. Upper middle market companies generally mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment.
The Company has and may continue to invest in smaller or larger companies if the opportunity presents attractive investment and risk-adjusted returns. In addition to corporate level obligations, the Company’s investments in such companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans, and/or investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and the Company participates in the junior exposure.
The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. This allocation may also include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments.
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

Note 2. Significant Accounting Policies
Basis of Presentation
The annual consolidated financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated.
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

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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
As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
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

Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as derivative assets at fair value or derivative liabilities at fair value, as applicable, on the Company's Consolidated Statements of Assets and Liabilities. The Company designated the interest rate swaps as the hedging instruments in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the year ended December 31, 2022, the Company recorded non-recurring interest income of $1.9 million (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, there were no loans placed on non-accrual status.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the year ended December 31, 2022, the Company recorded PIK income of $9.6 million.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the year ended December 31, 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the year ended December 31, 2022, the Company recorded other income of $1.4 million.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i)

98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that it determines that estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.
For the year ended December 31, 2022, the Company accrued $0.8 million of U.S. federal excise tax.
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
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is evaluating the impact of this guidance on its consolidated financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On January 20, 2022, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.
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

Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the shareholders.
Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined in accordance with U.S. GAAP. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow for the Offering.

The Adviser has agreed to waive the base management fee from the date on which the Company broke escrow for the Offering through December 31, 2022.

For the year ended December 31, 2022, base management fees earned were $26.5 million, all of which were voluntarily waived by the Adviser. As of December 31, 2022, no amounts were payable to the Adviser related to management fees.
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

The Company pays the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

i.No incentive fee will be paid on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns do not exceed the Hurdle Rate; and

ii.100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre- Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “Catch-Up.” The Catch-Up is meant to provide the Adviser with 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

iii.12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).
These calculations are prorated for any period of less than three months, including the first quarter the Company commenced operations, and are adjusted for any share issuances or repurchases during the relevant quarter.
The Adviser has agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the year ended December 31, 2022, income based incentive fees were $23.2 million, all of which were voluntarily waived by the Adviser. As of December 31, 2022, no amounts were payable to the Adviser relating to income based incentive fees.

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
For the year ended December 31, 2022, there were no accrued capital gains incentive fees.
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Administration Agreement”) with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

The amount of the reimbursement payable to the Administrator for administrative services will be the lesser of (1) Administrators’ actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company does not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of HPS.

Unless earlier terminated as described below, the Administration Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
For the year ended December 31, 2022, the Company incurred $1.8 million in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2022, there was $1.8 million of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

Sub-Administration and Fund Accounting Servicing Agreements

HPS has hired U.S. Bancorp Fund Services, LLC (“U.S. Bancorp”) to assist in the provision of sub-administrative and fund accounting services. U.S. Bancorp receives compensation for these services under sub-administration and fund accounting servicing agreements.

Managing Dealer Agreement

On August 3, 2021, the Company entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.50% of the value of the Company’s net assets attributable to Class F shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. As set forth in and pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee that is payable quarterly (commencing in the first quarter of 2022) in arrears in five equal quarterly installments and a two basis point (0.02%) variable managing dealer fee that is payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. The Company or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on the Company’s behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees).

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
The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. The Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the date on which the Company broke escrow for the Offering.
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
For the year ended December 31, 2022, the Company accrued distribution and shareholder servicing fees of $0.6 million attributable to Class D shares, and $6.6 million attributable to Class F shares, respectively, of which $0.5 million and $4.9 million, respectively, was waived during the period.
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

“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement).

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$(2,384)	$—
March 31, 2022	443	(443)	—
April 30, 2022	718	(718)	—
May 31, 2022	725	(725)	—
Total	$4,270	$(4,270)	$—
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

For the year ended December 31, 2022, the Adviser made Expense Payments in the amount of $4.3 million. For the year ended December 31, 2022, Reimbursement Payments made to the Adviser were $4.3 million.

For the year ended December 31, 2021, the Adviser made Expense Payments in the amount of $1.2 million. For the year ended December 31, 2021, there were no Reimbursement Payments made to the Adviser.
Escrow Agreement
On September 21, 2021, the Company entered into an escrow agreement (the “Escrow Agreement”) with U.S. Bank National Association (the “Escrow Agent”) and U.S. Bancorp Company Services, LLC. The Company received purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $100 million (excluding any shares purchased by the Adviser, its affiliates and the Company’s trustees and officers but including any shares purchased in any private offerings), and the Board authorized the release of the escrowed purchase order proceeds to the Company, which occurred on February 3, 2022.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,755,124	$5,614,718	98.22%
Second lien debt	47,764	45,248	0.79
Unsecured debt	26,302	25,512	0.45
Structured finance investments	28,929	28,737	0.50
Equity investments	2,067	2,306	0.04
Total	$5,860,186	$5,716,521	100.00%
The industry composition of investments at fair value was as follows:

	December 31, 2022
	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,158,262	20.26%
Health Care Providers	660,631	11.56
Industrial Support Services	567,804	9.93
Media	505,035	8.83
Consumer Services	458,248	8.02
Non-life Insurance	317,816	5.56
General Industrials	265,463	4.64
Medical Equipment and Services	210,831	3.69
Pharmaceuticals and Biotechnology	196,435	3.44
Industrial Engineering	186,373	3.26
Aerospace and Defense	169,856	2.97
Travel and Leisure	159,763	2.79
Automobiles and Parts	118,440	2.07
Personal Care, Drug and Grocery Stores	117,320	2.05
Technology Hardware and Equipment	93,161	1.63
Food Producers	86,977	1.52
Telecommunications Service Providers	71,695	1.25
Personal Goods	70,050	1.23
Industrial Transportation	50,090	0.88
Finance and Credit Services	48,448	0.85
Real Estate Investment and Services	44,822	0.78
Gas, Water and Multi-utilities	43,242	0.76
Structured Finance	28,737	0.50
Retailers	20,322	0.36
Household Goods and Home Construction	17,918	0.31
Electricity	8,639	0.15
Leisure Goods	8,498	0.15
Investment Banking and Brokerage Services	7,606	0.13
Chemicals	6,960	0.12
Telecommunications Equipment	6,445	0.11
Life Insurance	5,628	0.10

Industrial Metals and Mining	2,922	0.05
Construction and Materials	1,162	0.03
Electronic and Electrical Equipment	922	0.02
Total	$5,716,521	100.00%
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,143	$269,430	4.71%	7.80%
Canada	40,335	37,399	0.65	1.08
France	24,513	25,139	0.44	0.73
Italy	122,826	127,443	2.23	3.69
Spain	31,337	29,958	0.52	0.87
Taiwan	43,619	42,321	0.74	1.22
United Kingdom	240,099	241,933	4.23	7.00
United States	5,086,314	4,942,898	86.48	143.05
Total	$5,860,186	$5,716,521	100.00%	165.44%
As of December 31, 2022, there were no investments in the portfolio on non-accrual status.
As of December 31, 2022, on a fair value basis, 99.1% of performing debt investments bore interest at a floating rate and 0.9% of performing debt investments bore interest at a fixed rate.
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

Derivative Instruments: Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts and swap contracts. Forwards currency contracts and swap contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

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

The following table presents the fair value hierarchy of investments and cash equivalents:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$732,325	$4,882,393	$5,614,718
Second lien debt	—	36,454	8,794	45,248
Unsecured debt	—	23,906	1,606	25,512
Structured finance investments	—	28,737	—	28,737
Equity investments	—	—	2,306	2,306
Total investments	$—	$821,422	$4,895,099	$5,716,521
Cash equivalents	$53,347	$—	$—	$53,347
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments (1)	5,076,535	8,776	1,651	2,068	5,089,030
Proceeds from principal repayments and sales of investments	(114,556)	—	—	—	(114,556)
Accretion of discount/amortization of premium	9,533	10	12	—	9,555
Net realized gain (loss)	(78)	—	—	—	(78)
Net change in unrealized appreciation (depreciation)	(89,041)	8	(57)	238	(88,852)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2022	$(89,041)	$8	$(57)	$238	$(88,852)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, there were no transfers into or out of Level 3.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2022
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$3,848,793	Yield analysis	Discount rate	8.14%	17.70%	11.47%
Investments in unsecured debt	704	Yield analysis	Discount rate	14.70%	14.70%	14.70%
Investments in equity	2,108	Yield analysis	Discount rate	7.08%	16.95%	11.96%
	198	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x

(1)As of December 31, 2022, included within the fair value of Level 3 assets of $4,895,099 is an amount of $1,043,296 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.
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
Financial Instruments Not Carried at Fair Value
Debt

	December 31, 2022
	Carrying Value	Fair Value
HLEND A Funding Facility	$453,663	$453,663
HLEND B Funding Facility	482,084	482,084
Revolving Credit Facility	704,819	704,819
November 2025 Notes(1)	168,462	170,628
November 2027 Notes(1)	153,958	156,354
Short-Term Borrowings	379,081	379,081
Total	$2,342,067	$2,346,629
(1)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.9 million and $1.7 million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022:

December 31, 2022
Fair Value
Level 1	$—
Level 2	—
Level 3	2,346,629
Total	$2,346,629

As of December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The Company enters into swap contracts in the normal course of business to manage its interest rate risk exposure. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same counterparty under a master netting arrangement.

During the year ended December 31, 2022, the average notional exposure for foreign currency forward contracts and interest rate swaps were $220.7 million and $27.1 million, respectively.

The following table summarizes the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2022.

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,125	$—	$1,125	$123,895
Interest rate swaps	—	991	—	991	162,500
Total derivative assets, at fair value	—	2,116	—	2,116	286,395

Derivative Liabilities
Foreign currency forward contracts	—	(3,261)	—	(3,261)	117,375
Total derivative liabilities, at fair value	$—	$(3,261)	$—	$(3,261)	$117,375

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the year ended December 31, 2022 were as follows:

Year Ended December 31, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$(2,136)
Realized gain (loss) on foreign currency forward contracts	4,010

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2022.

		December 31, 2022
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$1,125	$(3,261)	$(2,136)	$—	$(2,136)
Goldman Sachs Bank USA	Derivative assets, at fair value	$991	$—	$991	$—	$991
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

Hedging

The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.

The table below presents the impact to the Consolidated Statements of Operations from Derivative Assets and Liabilities designated in a qualifying hedge accounting relationship for the year ended December 31, 2022.

For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

Year Ended December 31, 2022
Interest rate swaps	$991
Hedged items	$(953)

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$322,420	$(953)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage was 247.37%.
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

As of December 31, 2022, the Company had two SPV Financing Facilities, as discussed below.
HLEND A Funding Facility
On February 3 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (“HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. On December 23, 2022, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $600 million to $800 million.
Advances may be used to finance the purchase or origination of loan assets, subject to certain concentration limitations, under the HLEND A Funding Facility and initially bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, then in effect plus the applicable spread of 2.40% per annum. The borrower will pay an unused fee of 0.45% per annum equal to the sum of the products for each day during such Remittance Period of (a) one divided by three hundred and sixty (360), (b) the applicable unused fee rate of 0.45% and (c) the positive difference, if any, of the Facility Amount of $800 million less the greater of (i) the daily average amount of the advances outstanding during such remittance period and (ii) the Minimum Utilization. The Minimum Utilization means on any day from the closing date to the six month anniversary of the closing date, 25% of the Facility Amount, (b) from the six month anniversary of the closing date until the end of the nine month anniversary of the closing date, 50% of the facility amount and (c) thereafter, 75% of the facility amount.

Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires on February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the HLEND A Funding Facility.
HLEND B Funding Facility

On July 19 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (“HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On September 16, 2022, HLEND B entered into an amendment to, among other things, increase the maximum principal amount under the HLEND B Funding Facility from $500 million to $1 billion.

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin of 1.90% for Broadly Syndicated Loan (“BSL”) assets and 2.45% for non-BSL assets, subject to a blended floor of 2.30%.

As of December 31, 2022, the maximum principal amount under the Agreement was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on July 19, 2025 and the HLEND B Funding Facility will mature and all amounts outstanding under credit facility must be repaid by July 19, 2027.

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the HLEND B Funding Facility.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility,” together with HLEND A Funding Facility and HLEND B Funding Facility, the “Credit Facilities”) (as amended on November 3, 2022) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD., Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers.
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
On November 3, 2022, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, certain new and existing lenders and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Agreement. The Commitment Increase Agreement provides for, among other things, an increase in the aggregate commitments of the lenders under the Revolving Credit Facility from $925 million to $1,125 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,850 million subject to the satisfaction of certain conditions.
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
The availability period under the Revolving Credit Facility will terminate on June 23, 2026 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on June 23, 2027 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Unsecured Bonds

November 2025 Notes

On November 14, 2022, the Company entered into a Master Note Purchase Agreement (the “2022 Note Purchase Agreement”) governing the issuance of $170 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “November 2025 Notes”) to institutional investors in a private placement. The November 2025 Notes have a fixed interest rate of 8.37% per annum and are due on November 14, 2025. Interest on the November 2025 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the November 2025 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the November 2025 Notes at par if certain change in control events occur. The November 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the November 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.37% per annum and pays a floating interest rate of SOFR + 4.08% per annum on $85 million of the November 2025 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the November 2025 Notes.

November 2027 Notes

On November 14, 2022, the Company entered into the 2022 Note Purchase Agreement governing the issuance of $155 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “November 2027 Notes,” together with the November 2025 Notes, the “Unsecured Notes”) to institutional investors in a private placement. The November 2027 Notes have a fixed interest rate of 8.43% per annum and are due on November 14, 2027. Interest on the November 2027 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the November 2027 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the November 2027 Notes at par if certain change in control events occur. The November 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the November 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.43% per annum and pays a floating interest rate of SOFR + 4.42% per annum on $77.5 million of the November 2027 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the November 2027 Notes.

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

As of December 31, 2022 the Company had $379.1 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $447.4 million as of December 31, 2022.

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and

Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense.

The Company’s outstanding debt obligations were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$800,000	$453,663	$453,663	$346,337	$138,870
HLEND B Funding Facility(4)	1,000,000	482,084	482,084	517,916	104,760
Revolving Credit Facility(5)	1,125,000	704,819	704,819	420,181	420,181
November 2025 Notes(6)	170,000	170,000	168,462	—	—
November 2027 Notes(6)	155,000	155,000	153,958	—	—
Short-Term Borrowings	379,081	379,081	379,081	—	—
Total	$3,629,081	$2,344,647	$2,342,067	$1,284,434	$663,811
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 8.3 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 14.3 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in Euros (EUR) of 111.2 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 59.5 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.9 million and $1.7 million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

As of December 31, 2022, $16.6 million of interest expense and $0.8 million of unused commitment fees were included in interest payable. For the year ended December 31, 2022, the weighted average interest rate on all borrowings outstanding was 5.96% (including unused fees and amortization of deferred financing and debt issuance costs) and the average principal debt outstanding was $912.4 million.
The components of interest expense were as follows:

Year Ended December 31, 2022
Borrowing interest expense	$44,368
Facility unused fees	2,637
Amortization of financing and debt issuance costs	2,496
Financing fees (refer to Footnote 8)	3,366
Backstop fees (refer to Footnote 8)	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	991
Hedged items	(953)
Total interest expense	$53,964
Cash paid for interest expense	$36,524
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $895.9 million.

The Adviser agreed to bear all of the Company’s expenses, including organization and offering expenses, through February 3, 2022, the date on which the Company broke escrow for the initial offering of its Common Shares, on which date the Company became obligated to reimburse the Adviser for such advanced expenses upon breaking escrow for the offering and the Adviser subsequently requested reimbursement of these expenses and was paid pursuant to the Expense Support and Conditional Reimbursement Agreement.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management is not aware of any pending or threatened material litigation.
Warehousing Transactions

Beginning August 17, 2021, the Company entered into multiple sale and purchase agreements (the “Purchase Agreements”) with Macquarie US Trading LLC and Macquarie Bank Limited (together, the “Financing Provider”), whereby the Company agreed, subject to certain conditions, to purchase certain assets from unaffiliated parties. The transactions under the Purchase Agreements related primarily to newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment objective and strategies (the “Warehousing Transactions”). The Warehousing Transactions were designed to assist the Company with deploying capital upon receipt of subscription proceeds. Under the Purchase Agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) that the Company had received subscriptions of at least $300 million; and (b) that the Board of the Company had approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”).

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase Agreements. As of December 31, 2022, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Provider, the Company agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. For the year ended December 31, 2022, financing fees of $3.4 million, were paid to the Financing Provider, which are included in interest expense on the Consolidated Statements of Operations.

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

For the year ended December 31, 2022, $1.1 million, of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which are included in interest expense on the Consolidated Statements of Operations.
For the year ended December 31, 2022, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class S, Class D, Class I and Class F common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, the Adviser purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 1,268,000 Class D Shares, 7,074,280 Class I shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of the Adviser, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of December 31, 2022, no Class S shares were outstanding.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2021:

	Shares	Amount
CLASS D
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS I
Subscriptions	100	$3
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	100	$3
CLASS F
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	100	$3

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class D Class I, and Class F common shares of beneficial interest during the year ended December 31, 2022:

	NAV Per Share
For the Months Ended	Class S(1)	Class D	Class I	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32
July 31, 2022	$—	$24.48	$24.48	$24.48
August 31, 2022	$—	$24.51	$24.51	$24.51
September 30, 2022	$—	$24.21	$24.21	$24.21
October 31, 2022	$—	$24.02	$24.02	$24.02
November 30, 2022	$—	$24.00	$24.00	$24.00
December 31, 2022	$—	$23.88	$23.88	$23.88
(1) Class S has not commenced operations as of December 31, 2022.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class D, Class I, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the year ended December 31, 2022:

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$172
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	688
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	1,107
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	1,282
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	1,493
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	1,608
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	1,957
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	2,346
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	2,364
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	1,615
November 30, 2022	November 30, 2022	December 30, 2022	0.14180	2,422
December 29, 2022	December 31, 2022	January 31, 2023	0.14130	2,478
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	2,280
Total			$1.81972	$21,812

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$958
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	1,572
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	2,524
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	2,942
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	3,291
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	3,467
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	4,265
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	4,683
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	4,803
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	3,281
November 30, 2022	November 30, 2022	December 30, 2022	0.14640	4,880
December 29, 2022	December 31, 2022	January 31, 2023	0.14640	5,139
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	4,563
Total			$1.82942	$46,368

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
February 27, 2022	February 28, 2022	March 31, 2022	$0.13542	$1,638
March 30, 2022	March 31, 2022	April 29, 2022	0.14640	3,072
April 29, 2022	April 30, 2022	May 31, 2022	0.14640	4,768
May 31, 2022	May 31, 2022	June 30, 2022	0.14640	6,535
June 29, 2022	June 30, 2022	July 29, 2022	0.14640	8,147
July 29, 2022	July 31, 2022	August 31, 2022	0.14640	9,135
August 26, 2022	August 31, 2022	September 30, 2022	0.14640	10,403
September 30, 2022	September 30, 2022	October 31, 2022	0.14640	12,097
October 26, 2022	October 31, 2022	November 30, 2022	0.14640	12,616
October 31, 2022(2)	October 31, 2022	November 29, 2022	0.10000	8,628
November 30, 2022	November 30, 2022	December 30, 2022	0.13720	12,449
December 29, 2022	December 31, 2022	January 31, 2023	0.13620	12,596
December 29, 2022(2)	December 31, 2022	January 30, 2023	0.13000	12,022
Total			$1.81002	$114,106
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Represents a special distribution.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2022:

	Class D		Class I		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8197	$21,812	$1.8294	$46,368	$1.8100	$114,106
Net realized gains	—	—	—	—	—	—
Total	$1.8197	$21,812	$1.8294	$46,368	$1.8100	$114,106

Share Repurchase Program
The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.

The following table summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	2.21	2.19	2.20
Net unrealized and realized gain (loss) (2)	(1.50)	(1.49)	(1.51)
Net increase (decrease) in net assets resulting from operations	0.71	0.70	0.69
Distributions from net investment income (3)	(1.83)	(1.82)	(1.81)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.83)	(1.82)	(1.81)
Total increase (decrease) in net assets	(1.12)	(1.12)	(1.12)
Net asset value, end of period	$23.88	$23.88	$23.88
Shares outstanding, end of period	35,101,879	17,538,259	92,059,512
Total return based on NAV (4)	2.93%	2.89%	2.85%
Ratios:
Ratio of net expenses to average net assets (5)	3.11%	3.09%	3.28%
Ratio of net investment income to average net assets (5)	9.95%	9.88%	9.91%
Portfolio turnover rate	6.82%	6.82%	6.82%
Supplemental Data:
Net assets, end of period	$838,207	$418,798	$2,198,267
Asset coverage ratio	247.4%	247.4%	247.4%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the year ended December 31, 2022, amounts are annualized except for non-recurring expenses. For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 5.42%, 5.55% and 5.93% on Class I, Class D and Class F respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.30%, 2.46% and 2.66% on Class I, Class D and Class F, respectively, of average net assets.

Note 11. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) income or loss recognition on foreign currency transactions; (4) significant debt modification; and (5) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2022, permanent differences were as follows:

Year Ended December 31, 2022
Undistributed net investment income (loss)	$9,805
Accumulated net realized gain (loss)	(6,922)
Paid In Capital	$2,883

During the year ended December 31, 2022, permanent differences were principally related to non-deductible offering costs, market discount, and other nondeductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2022:

Year Ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$58,947
Net unrealized (appreciation) depreciation	157,391
Realized gain (loss) for tax not included in book income	1,621
Other non-deductible expenses and excise taxes	2,884
Other book/tax differences	(6,506)
Taxable income	$214,337

The components of accumulated gains / losses as calculated on a tax basis for the year ended December 31, 2022 was as follows:

Year Ended December 31, 2022
Distributable ordinary income	$37,792
Distributable capital gains/(losses)	(857)
Net unrealized appreciation/(depreciation) on investments	(157,391)
Total accumulated under-distributed (over-distributed) earnings	$(120,456)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2022 is as follows:

Year Ended December 31, 2022
Gross unrealized appreciation	$71,292
Gross unrealized depreciation	(222,079)
Net unrealized appreciation (depreciation)	$(150,787)

Tax cost of investments	$5,853,583

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains (losses) on foreign currency contracts, market discount, and significant modification of debt securities.

All of the distributions declared during the year ended December 31, 2022 were derived from ordinary income, as determined on a tax basis and 89.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2022, except as discussed below.

Subscriptions
The Company received $45.3 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective January 1, 2023.

The Company received $28.2 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective February 1, 2023.

The Company received $79.2 million of net proceeds relating to the issuance of Class D shares, Class I shares and Class F shares for subscriptions effective March 1, 2023.

Share Repurchases

On February 2, 2023, the Company offered to purchase up to 5% of its Common Shares at a price equal to the net asset value per Share as of March 31, 2023. The offer expired on March 2, 2023. Approximately 1.06 million Common Shares, representing 0.73% of Common Shares outstanding at the beginning of the quarter, were validly tendered and not withdrawn prior to the expiration of the offer.

Distributions Declarations

On January 19, 2023, the Company’s Board declared net distributions of $0.1549 per Class D share, $0.1600 per Class I share and $0.1499 per Class F share, all of which are payable on February 28, 2023 to shareholders of record as of January 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0210 for all share classes outstanding, all of which are payable on February 28, 2023 to shareholders of record as of January 31, 2023.

On February 28, 2023, the Company’s Board declared net distributions of $0.1553 per Class D share, $0.1600 per Class I share and $0.1507 per Class F share, all of which are payable on March 31, 2023 to shareholders of record as of February 28, 2023. Additionally, the Company’s Board declared variable supplemental distributions for each class of its Common Shares in the amount of $0.0300 per share, which is payable on March 31, 2023 to shareholders of record as of February 28, 2023.

Financing Transactions

On January 12, 2023, HLEND Holdings C, L.P. (“HLEND C”), as borrower, and the Company, as equity holder, entered into a senior secured revolving credit facility (the “HLEND C Facility”) with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as U.S. custodian and document custodian. The initial maximum principal amount under the Agreement is $400 million, subject to availability under the borrowing base. Loans under the HLEND C Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.95% per annum.

On February 16, 2023, the Company priced an offering of $276 million in aggregate principal amount of Series A Senior Notes, Tranche A (the “March 2026 Notes”) and $124 million in aggregate principal amount of Series A Senior Notes, Tranche B (the “March 2028 Notes” and, together with the March 2026 Notes, the “Notes”) to institutional investors in a private placement. The transaction is expected to close on March 15, 2023. The March 2026 Notes have a fixed interest rate of 8.12% per annum and are due on March 15, 2026 and the March 2028 Notes have a fixed interest rate of 8.17% per annum and are due on March 15, 2028. Interest on the Notes is due and payable semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for each of the March 2026 Notes and the March 2028 Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. There is no guarantee of the successful placement of the Notes or that the closing of the Notes will occur as anticipated.

In connection with the March 2026 Notes and March 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2026 Notes, the Company receives a fixed interest rate of 8.12% per annum and pays a floating interest rate of SOFR + 3.761% per annum on $276 million of the March 2026 Notes. Under the interest rate swap agreement related to the March 2028 Notes, the Company receives a fixed interest rate of 8.17% per annum and pays a floating interest rate of SOFR + 4.241% per annum on $124 million of the March 2028 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Other

On January 17, 2023, the Board voted to appoint Donna Milia as a Trustee, with such appointment effective as of February 28, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the 1934 Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees and Executive Officers

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of six members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustees:
Michael Patterson	1974	Trustee, Chairperson, and Chief Executive Officer	2021
Grishma Parekh	1980	Trustee	2021
Independent Trustees:
Randall Lauer	1959	Trustee	2021
Robin Melvin	1963	Trustee	2021
Robert Van Dore	1959	Trustee	2021
Donna Milia	1974	Trustee	2023

The address for each trustee is c/o HPS Corporate Lending Fund, 40 West 57th Street, 33rd Floor, New York, NY 10019. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position
Robert Busch	1982	Chief Financial Officer and Principal Accounting Officer
Gregory MacCordy	1953	Chief Compliance Officer
Yoohyun K. Choi	1971	Secretary
Tyler Thorn	1978	Assistant Secretary

The address for each executive officer is c/o HPS Investment Partners 40 West 57th Street, 33rd Floor New York, NY 10019.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Michael Patterson, Trustee and Chief Executive Officer. Mr. Patterson is a Governing Partner of HPS where he leads the Direct Lending platform. He serves on the Investment Committee and is the Portfolio Manager for the Specialty Loan Funds and the Core Senior Lending Funds and the Chairman and CEO of the Company. Mr. Patterson joined HPS at its inception in 2007, establishing the European business before returning to the United States in 2009. Before joining HPS, Mr. Patterson was with Silver Point Capital in the U.S. and Europe and the Goldman Sachs Principal Investing Area in New York. Prior to his investing career, Mr. Patterson served as an officer in the United States Navy. He serves on the Dean’s Advisory Council for the Radcliffe Institute of Advanced Studies at Harvard. Mr. Patterson holds an AB in Applied Mathematics from Harvard College and an MBA from Stanford University’s Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Patterson joined the Board of the Company in August 2021.

Grishma Parekh, Trustee and Portfolio Manager. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending. Prior to joining HPS in 2020, Ms. Parekh spent over twelve years as a Partner and Managing Director at The Carlyle Group. During her tenure at The Carlyle Group, Ms. Parekh was a founding member of the Direct Lending platform, served as Head of Origination for Illiquid Credit, and was a member of the investment committee for the Direct Lending business. Prior to joining The Carlyle Group in 2007, Ms. Parekh was an Investment Banking Associate at JPMorgan where she was responsible for originating, structuring and executing high yield bond and leveraged loan transactions. Ms. Parekh holds a BS in Finance and Information Systems from the Stern School of Business at New York University. Ms. Parekh joined the Board of the Company in August 2021.

Independent Trustees

Randall Lauer, Trustee. Mr. Lauer is the Head of Institutional Sales and Business Development at Academy Securities, Inc. Prior to joining Academy Securities, Inc. in 2022, Mr. Lauer was formerly a Managing Director at Citigroup, where he served from August 1988 until May 2021. During that time, Mr. Lauer held numerous leadership roles across all of Institutional Sales and Trading, including Head of Institutional Markets Sales for the Midwest Region from 2012 to 2021 and Head of Securitized Product Sales for North America from 2018 to 2019. Mr. Lauer has extensive experience with a wide range of fixed income and equity products, including structured credit and all securitized markets. Prior to joining Citigroup, Mr. Lauer was an officer in the United States Marine Corps, where he held leadership billets ranging from platoon commander to company commander and served overseas deployments in Okinawa, Japan, the Republic of South Korea, the Philippine Islands, and Thailand. Mr. Lauer currently serves as a Trustee for Lake Forest College and St. John’s Northwestern Academies. Mr. Lauer holds a BA from Lake Forest College and an MBA from the Kellogg School at Northwestern University. Mr. Lauer joined the Board of the Company in August 2021.

Robin Melvin, Trustee. Ms. Melvin served as the head of the Boisi Family Office and Director of the Boisi Family Foundation from 1994 to 2012. In this capacity, Ms. Melvin acted as the primary interface with all investment managers, legal advisors and other service providers to the family and managed the private foundation’s philanthropic efforts, which focused on support for organizations serving the needs of youth from disadvantaged circumstances. From 1992 to 2005, Ms. Melvin helped to build and held various leadership positions with MENTOR, a national non-profit youth mentoring advocacy organization. Prior to that Ms. Melvin was an investment banker at Goldman, Sachs & Co. Ms. Melvin is a Board Member of the Bank of New York Mellon Family of Funds, where she is Chairman of the Compensation Committee, Chairman of the Nominating Committee and serves on the Audit Committee for four of the five fund clusters. She is also a member of the Governance Committee for the fund complex. Ms. Melvin is a Trustee of Westover School and Chair of the Head Search Committee and Chair of the Finance Committee. Ms. Melvin holds an AB from Harvard College and an MBA from Harvard Business School. Ms. Melvin joined the Board of the Company in August 2021.

Robert Van Dore, Trustee. Mr. Van Dore was formerly a Partner at Deloitte & Touche LLP (“Deloitte”), where he worked from June 1981 until he retired in June 2021. From 2001 until his retirement, Mr. Van Dore served as the New England Professional Practice Director with responsibility for all accounting and audit technical matters within the region. During his tenure at Deloitte, Mr. Van Dore managed large engagements for, and provided audit services to, some of the firm’s largest clients throughout the United States and Europe. His work spanned multiple industries, including manufacturing, distribution, retail and technology. Mr. Van Dore brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. Mr. Van Dore holds a BA from Williams College and an MS in Accounting from the Stern Graduate School of Business at New York University. Mr. Van Dore joined the Board of the Company in August 2021.

Donna Milia, Trustee. Ms. Milia served as a Senior Advisor of Galaxy Digital (TSX: GLXY) from 2019 to 2022. From 2017 to 2019, she served as the Chief Financial Officer of Galaxy Digital. In this capacity, Ms. Milia created and built the accounting and reporting infrastructure, operations, accounting policy, public reporting documents and internal control environment and ultimately took the company public on TSX Venture Exchange in 2018. Prior to joining Galaxy Digital, she was a Managing Director at Blackrock responsible for the Finance, Tax, and Accounting Groups since 2005 and served as the Chief Financial Officer and Treasurer of BlackRock Capital Investment Corporation, a publicly listed business development company (NASDAQ: BKCC) from 2015 to 2017. Prior to BlackRock, she spent six years at The Millburn Corporation in the Accounting Group and three years as an auditor with Grant Thornton LLP. She holds a B.S. in Accounting from Lehigh University and is a CPA. Ms. Milia joined the Board of the Company in February 2023.

Executive Officers Who are not Trustees

Robert Busch, Chief Financial Officer and Principal Accounting Officer. Mr. Busch is a Managing Director at HPS. Prior to joining HPS in 2022, Mr. Busch was a Managing Director at Blackstone Credit (“BXC”) where he served as Chief Accounting Officer and Treasurer of BXC’s non-traded business development company, Blackstone Private Credit Fund, and publicly-traded BDC, Blackstone Secured Lending Fund, as well as the Chief Financial Officer and Treasurer of three BXC publicly listed closed end funds and an interval fund. Prior to BXC, Mr. Busch was a Senior Vice President at Fifth Street Asset Management where he held various roles within finance, accounting and financial reporting for the firm’s publicly traded BDCs and alternative asset manager. In addition, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries, including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.

Gregory MacCordy, Chief Compliance Officer. Mr. MacCordy is a Director at ACA Group serving as outsourced chief compliance officer for multiple registered investment advisers and companies. He has over 30 years of regulatory and financial services experience. Most recently, Mr. MacCordy worked at the SEC, where he was an Industry Expert and Specialized Compliance Examiner in the Asset Management Unit (Enforcement Division), and conducted enforcement investigations of investment companies, investment advisers and mutual funds, and also worked with the SEC’s Office of Compliance Inspection and Examination (OCIE). Mr. MacCordy began his career as a Special Agent with the Federal Bureau of Investigation where he conducted financial and counter-intelligence investigations. Mr. MacCordy also worked at TIAA for 18 years, where he built and managed a $13 billion portfolio of global fixed income and direct credit lending, and developed the risk and compliance program policies and procedures for the investment team. Following TIAA, Mr. MacCordy worked at a multi-strategy hedge fund, where he was co-chair of the investment committee and managed investment compliance. He also worked at a FINRA registered broker-dealer conducting client and new transaction due diligence and consulting for banks in credit compliance for mortgage and RMBS products. Mr. MacCordy graduated from the University of Missouri with a BS and BA in Accounting, and from New York University Stern School of Business with an MBA in Finance.

Yoohyun (Kathy) Choi, Secretary. Ms. Choi is the General Counsel and a Managing Director of HPS. Previously, Ms. Choi was the General Counsel of Highbridge Capital Management (“HCM”) and HPS. Ms. Choi joined HCM in 2006 and became General Counsel of HCM and HPS in 2012. Prior to joining HCM, Ms. Choi was an Attorney at Arnold & Porter LLP’s Investment Management Group, where she specialized in advising asset management firms on all aspects of fund structuring and formation, regulatory matters and matters relating to investor communications. Ms. Choi holds a JD from Georgetown University Law Center.

Tyler Thorn, Assistant Secretary. Mr. Thorn is a Managing Director and Attorney at HPS. Prior to joining HPS in 2012, Mr. Thorn was an Associate in the Investment Management Group at Davis Polk & Wardwell LLP, where he advised clients on investment fund structuring, marketing, operations and investor communications as well as counseling on regulatory matters. Mr. Thorn holds a BA from Brown University and a JD from Cornell Law School.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to HPS Corporate Lending Fund, c/o HPS Investment Partners, 40 West 57th Street, 33rd Floor, New York, NY 10019, Attention: Chief Compliance Officer.

Committees of the Board

Our Board currently has two committees: an audit committee and a nominating and governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee also has principal oversight of the valuation process used to establish the Company’s NAV. The audit committee is presently composed of four persons, including Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robert Van Dore serves as the chair of the Audit Committee. Our Board has determined that Mr. Van Dore qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it is also available on the Company’s website at www.hlend.com.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee also has principal oversight over the process used to approve co-investments for the Company. The nominating and governance committee consists of four persons, including Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robin Melvin serves as the chair of the Nominating and Governance Committee.

The Nominating and Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustees at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Trustees by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it, and it is also available on the Company’s website at www.hlend.com.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish the Company’s NAV. The role of our Board, and of any individual Trustees, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Michael Patterson to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board reviews its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring by our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into certain transactions with our affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 3, 2023:

Dollar Range of Equity Securities in the Company(1)(2)
Interested Trustees
Michael Patterson	Over $100,000
Grishma Parekh	Over $100,000
Independent Trustees
Randall Lauer	None
Robin Melvin	None
Robert Van Dore	None
Donna Milia	None

1. Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
2. Dollar ranges were determined using the number of shares that are beneficially owned as of March 3, 2023, multiplied by the Company’s net asset value per share as of December 31, 2022.

Item 11. Executive Compensation

Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day‑to‑day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers receive direct compensation from us. The compensation of our chief financial officer and chief compliance officer is paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

			Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
$125,000	$2,500	$1,000	$15,000	$10,000

Total Compensation earned from the Company for Fiscal Year 2022 (4)
Interested Trustees
Michael Patterson (1)	None
Grishma Parekh (1)	None
Independent Trustees
Randall Lauer (2)	$159,000
Robin Melvin (2)	$169,000
Robert Van Dore (2)	$174,000
Donna Milia (3)	—

(1) These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2) Mr. Lauer, Ms. Melvin and Mr. Van Dore joined the Board in August 2021.
(3) Ms. Milia joined the Board in February 2023.
(4) The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 3, 2023, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 148,853,927 shares outstanding as of March 3, 2023 (excluding March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing).

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 40 West 57th Street, 33rd floor, New York, New York 10019.

	Type of Ownership	Number of Shares	Percentage
Interested Trustees
Michael Patterson	Beneficial	199,203	*
Grishma Parekh	Record	19,920	*
Independent Trustees(1)
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees(1)
Robert Busch	—	—	—
Gregory MacCordy	—	—	—
Yoohyun (Kathy) Choi	—	—	—
Tyler Thorn	—	—	—
Other
HPS Investment Partners, LLC (2)	Record	109	*
All officers and Trustees as a group (10 persons)

*Less than 1%
(1) The address for all of the Company’s officers and Trustees is HPS Corporate Lending Fund, c/o HPS Investment Partners, LLC, 40 West 57th Street, 33rd Floor New York, NY 10019.
(2) The address for HPS Investment Partners, LLC is 40 West 57th Street, 33rd Floor New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private HPS funds that target similar assets. If an investment falls within the Board Criteria, HPS must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether HPS determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other HPS funds that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance procedures and policies. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed to inform the Company’s Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by the Company’s Chief Compliance Officer prior to such trustee’s or executive officer’s appointment.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2022.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Audit Fee	$785,000	$95,000
Audit-Related Fees(1)	—	—
Tax Fees	35,732	19,170
All Other Fees(2)	—	—
Total Fees	$820,732	$114,170

(1) “Audit‑Related Fees” are those fees billed to the Company by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP in connection with permitted audit services.
(2) “All Other Fees” are those fees, if any, billed to the Company by PricewaterhouseCoopers LLP in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

1.Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements included in this annual report on Form 10-K.

2.Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
3.Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Agreement and Declaration of Trust of the Company.*

3.2	Bylaws of the Company (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 26, 2022).

4.2
Master Note Purchase Agreement, dated November 14, 2022, by and among HPS Corporate Lending Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 15, 2022).

4.3	Description of Securities.*

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

10.2	Managing Dealer Agreement (incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.3	Distribution and Servicing Plan of the Registrant (incorporated by reference to Exhibit (h)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.4	Transfer Agent Servicing Agreement (incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.5	Multiple Class Plan (incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

10.6	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(6) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.7	Fund Accounting Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.8	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.9	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.10	Escrow Agreement (incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.11	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 20, 2022).

10.12
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

10.13
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

10.14
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

10.15
Amendment No. 1 to Credit Agreement, dated as of September 16, 2022, by and among HLEND Holdings B, L.P., as borrower, HPS Corporate Lending Fund, as servicer, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 21, 2022).

10.16
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

10.17
Second Amendment to Loan and Servicing Agreement dated December 23, 2022 among HPS Corporate Lending Fund, HLEND Holdings A, L.P., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A. and CDPQ American Fixed Income V Inc., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on December 27, 2022).

10.18
Credit Agreement dated January 12, 2023 among HPS Corporate Lending Fund, as equity holder, HLEND Holdings C, L.P., as borrower, Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, and U.S. Bank National Association, as U.S. custodian and document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 18, 2023).

10.19	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (333-259453), filed on August 12, 2022).

14	Code of Ethics of the Company (incorporated by reference to Exhibit (4)(1) to the Registration Statement on Form N- 2 (File No. 333-259453), filed on September 10, 2021).

21.1	Subsidiaries.*

24	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Lending Fund

Date: March 14, 2023	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 14, 2023.

Name	Title
/s/ Michael Patterson	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)
Michael Patterson

/s/ Robert Busch	Chief Financial Officer and Principal Accounting Officer
Robert Busch

/s/ Grishma Parekh*	Trustee
Grishma Parekh

/s/ Randall Lauer*	Trustee
Randall Lauer

/s/ Robin Melvin*	Trustee
Robin Melvin

/s/ Robert Van Dore*	Trustee
Robert Van Dore

/s/ Donna Milia*	Trustee
Donna Milia

*By: /s/ Tyler Thorn
Tyler Thorn
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Yoohyun K. Choi and Tyler Thorn to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.