Form 10-Q
period 2023-03-31
HPS Corporate Lending Fund
filed 2023-05-15
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 8, 2023 was 0, 37,063,002, 19,854,598 and 97,670,817 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude May 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•changes in the general interest rate environment, including the decommissioning of the London InterBank Offered Rate (“LIBOR”), the current elevated interest rate environment, and uncertainty about the Federal Reserve’s targeted terminal rate;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with HPS Investment Partners, LLC (the “Adviser”) or any of its affiliates;
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $6,719,271 and $5,860,186 at March 31, 2023 and December 31, 2022, respectively)	$6,653,479	$5,716,521
Cash and cash equivalents	120,144	74,241
Interest receivable	62,560	51,778
Deferred financing costs	26,144	20,187
Deferred offering costs	1,231	310
Derivative assets, at fair value (Note 6)	7,489	991
Receivable for investments sold	16,513	8,591
Other assets	271	410
Total assets	$6,887,831	$5,873,029
LIABILITIES
Debt (net of unamortized debt issuance costs of $6,922 and $3,572 at March 31, 2023 and December 31, 2022, respectively)	$3,001,030	$2,342,067
Payable for investments purchased	46,560	—
Interest payable	35,593	17,440
Derivative liabilities, at fair value (Note 6)	4,641	2,136
Due to affiliates	9,845	5,250
Distribution payable (Note 9)	29,860	39,090
Payable for share repurchases (Note 9)	25,769	9,814
Management fees payable (Note 3)	11,188	—
Income based incentive fees payable (Note 3)	14,248	—
Shareholder servicing fee payable	1,106	1,032
Accrued expenses and other liabilities	12,101	928
Total liabilities	3,191,941	2,417,757
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (151,467,608 and 144,699,650 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	1,515	1,447
Additional paid in capital	3,738,603	3,574,281
Distributable earnings (loss)	(44,228)	(120,456)
Total net assets	3,695,890	3,455,272
Total liabilities and net assets	$6,887,831	$5,873,029

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$894,448	$838,207
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	36,656,322	35,101,879
Net asset value per share	$24.40	$23.88
Class D Shares:
Net assets	$462,874	$418,798
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	18,969,647	17,538,259
Net asset value per share	$24.40	$23.88
Class F Shares:
Net assets	$2,338,568	$2,198,267
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	95,841,639	92,059,512
Net asset value per share	$24.40	$23.88

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$173,642	$17,438
Payment-in-kind interest income	4,730	617
Other income	404	114
Total investment income	178,776	18,169
Expenses:
Interest expense	49,963	5,750
Management fees	11,188	1,425
Income based incentive fee	14,248	1,016
Distribution and shareholder servicing fees
Class D	275	31
Class F	2,835	331
Professional fees	919	412
Board of Trustees’ fees	141	138
Administrative service expenses (Note 3)	573	214
Other general & administrative	1,651	551
Amortization of continuous offering costs	365	353
Total expenses	82,158	10,221
Expense support (Note 3)	—	(2,827)
Reimbursable expenses previously borne by Adviser (Note 3)	—	1,196
Distribution and shareholder servicing fees waived (Note 3)	—	(362)
Management fees waived (Note 3)	—	(1,425)
Incentive fees waived (Note 3)	—	(1,016)
Net expenses	82,158	5,787
Net investment income before excise tax	96,618	12,382
Excise tax expense	(5)	—
Net investment income after excise tax	96,623	12,382
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(10,731)	17
Foreign currency forward contracts	(529)	—
Foreign currency transactions	(169)	284
Net realized gain (loss)	(11,429)	301
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	77,873	(3,156)
Foreign currency forward contracts	(2,505)	18
Translation of assets and liabilities in foreign currencies	(1,533)	86
Net change in unrealized appreciation (depreciation)	73,835	(3,052)
Net realized and change in unrealized gain (loss)	62,406	(2,751)
Net increase (decrease) in net assets resulting from operations	$159,029	$9,631

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Increase (decrease) in net assets from operations:
Net investment income	$96,623	$12,382
Net realized gain (loss)	(11,429)	301
Net change in unrealized appreciation (depreciation)	73,835	(3,052)
Net increase (decrease) in net assets resulting from operations	159,029	9,631
Distributions to common shareholders:
Class I	(20,939)	(2,530)
Class D	(10,276)	(860)
Class F	(51,585)	(4,710)
Net decrease in net assets resulting from distributions	(82,800)	(8,100)
Share transactions:
Class I:
Proceeds from shares sold	21,893	268,044
Share transfers between classes	16,465	—
Distributions reinvested	8,526	751
Repurchased shares, net of early repurchase deduction	(9,192)	—
Net increase (decrease) from share transactions	37,692	268,795
Class D:
Proceeds from shares sold	30,400	117,825
Share transfers between classes	—	—
Distributions reinvested	4,406	54
Repurchased shares, net of early repurchase deduction	8	—
Net increase (decrease) from share transactions	34,814	117,879
Class F:
Proceeds from shares sold	100,409	524,684
Share transfers between classes	(16,465)	—
Distributions reinvested	24,524	694
Repurchased shares, net of early repurchase deduction	(16,585)	—
Net increase (decrease) from share transactions	91,883	525,378
Total increase (decrease) in net assets	240,618	913,583
Net assets, beginning of period	3,455,272	3
Net assets, end of period	$3,695,890	$913,586

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$159,029	$9,631
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(77,873)	3,156
Net realized (gain) loss on investments	10,731	(17)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,505	(18)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1,633	—
Net accretion of discount and amortization of premium, net	(8,903)	(817)
Amortization of deferred financing costs	1,276	156
Amortization of debt issuance costs	295	—
Amortization of offering costs	365	353
Payment-in-kind interest capitalized	(4,669)	(607)
Purchases of investments	(965,575)	(1,287,234)
Proceeds from sale of investments and principal repayments	109,331	14,550
Changes in operating assets and liabilities:
Interest receivable	(10,782)	(8,565)
Receivable for investments sold	(7,922)	(316)
Other assets	139	—
Payable for investments purchased	46,560	168,365
Interest payable	18,153	1,169
Due to affiliates	4,595	1,778
Management fees payable	11,188	—
Income based incentive fees payable	14,248	—
Shareholder servicing fee payable	74	—
Accrued expenses and other liabilities	11,173	520
Net cash provided by (used in) operating activities	(684,429)	(1,097,896)
Cash flows from financing activities:
Borrowings of debt	1,470,143	450,624
Repayments of debt	(815,960)	(215,000)
Deferred financing costs paid	(7,233)	(5,337)
Debt issuance costs paid	(3,646)	—
Deferred offering costs paid	(1,286)	(2,161)
Proceeds from issuance of Common Shares	152,702	910,553
Common Shares repurchased, net of early repurchase deduction	(9,814)	—
Subscriptions received in advance	—	500,310
Distributions paid in cash	(54,574)	(1,268)
Net cash provided by (used in) financing activities	730,332	1,637,721
Net increase (decrease) in cash and cash equivalents	45,903	539,825
Cash and cash equivalents, beginning of period	74,241	3
Cash and cash equivalents, end of period	$120,144	$539,828

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental information and non-cash activities:
Interest paid during the period	$31,810	$4,580
Taxes paid during the period	$819	$—
Distribution payable	$29,860	$5,332
Share repurchases accrued but not paid	$25,769	$—
Reinvestment of distributions during the period	$37,456	$1,499
Non-cash purchases of investments	$19,124	$49,940
Non-cash sales of investments	$(19,124)	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(7)(11)							3/10/2027			$2,990		$(47)		$(100)
Arcfield Acquisition Corp (4)(11)		SF +	5.75%		10.62%		3/10/2028			20,395		20,040		19,631
Asdam Operations Pty Ltd (4)(6)(9)		B +	5.75%		9.43%		8/22/2028		A$	3,614		2,404		2,335
Asdam Operations Pty Ltd (4)(6)(7)(9)							8/22/2028		A$	5,421		(108)		(123)
Asdam Operations Pty Ltd (4)(6)(9)		B +	5.75%		9.43%		8/22/2028		A$	41,558		27,749		26,847
Cobham Holdings Inc. (4)(7)(11)							1/10/2028			4,614		(132)		(132)
Cobham Holdings Inc. (4)(11)		SF +	6.75%		11.65%		1/9/2030			37,712		36,617		36,616
Sequa Corp (4)(7)(12)							11/23/2027			13,676		(647)		(436)
Sequa Corp (4)(12)		SF +	7.00%		11.83%		11/24/2028			127,989		121,740		123,947
												207,616		208,585		5.64%
Automobiles and Parts
Foundation Automotive Us Corp (4)(7)(12)		SF +	7.75%		12.67%		12/24/2027			27,518		3,900		3,098
Foundation Automotive Corp (4)(6)(12)		SF +	7.75%		12.91%		12/24/2027			16,043		15,833		15,349
Foundation Automotive Us Corp (4)(12)		SF +	7.75%		12.91%		12/24/2027			39,717		39,200		37,998
Oil Changer Holding Corporation (4)(12)		L +	6.75%		12.10%		2/8/2027			40,908		40,571		40,070
Oil Changer Holding Corporation (4)(12)		L +	6.75%		12.10%		2/8/2027			8,589		8,520		8,413
												108,024		104,928		2.84%
Chemicals
Illuminate Buyer, LLC (8)		L +	3.50%		8.34%		6/30/2027			12,218		12,062		12,029
												12,062		12,029		0.33%
Construction and Materials
Nexus Intermediate III, LLC (4)(7)(11)							12/6/2027			300		(4)		—
Nexus Intermediate III, LLC (4)(11)		SF +	5.25%		10.82%		12/6/2027			1,073		1,058		1,073
												1,054		1,073		0.03%
Consumer Services
American Academy Holdings, LLC (4)(12)		L +	11.00% (incl 5.25% PIK)		15.84%		1/2/2025			52,320		52,361		51,957
Auctane Inc (4)(11)		L +	5.75%		10.59%		10/5/2028			24,750		24,750		24,333
Club Car Wash Operating, LLC (4)(7)(12)		SF +	6.50%		11.55%		6/16/2027			61,770		40,026		38,950
Club Car Wash Operating, LLC (4)(12)		SF +	6.50%		11.55%		6/16/2027			27,720		27,385		26,776
Ensemble RCM LLC (8)		SF +	3.75%		8.53%		8/3/2026			1,995		1,987		1,995
Express Wash Concepts (4)(7)(12)		SF +	6.75%		11.66%		4/30/2027			47,475		28,830		26,747
Express Wash Concepts (4)(12)		SF +	6.75%		11.66%		4/30/2027			26,730		26,508		25,339
Houghton Mifflin Harcourt Company (9)		SF +	5.25%		10.16%		4/6/2029			29,850		29,051		26,843
PECF USS Intermediate Holding III Corporation (9)		L +	4.25%		9.09%		12/15/2028			14,825		14,749		12,560
Polyconcept North America Holdings, Inc. (11)		SF +	5.50%		10.31%		5/12/2029			23,184		22,766		22,821
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.35%		7/25/2028			21,701		21,314		21,092
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.31%		7/25/2028			16,104		15,817		15,651
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.31%		7/25/2028			106,134		104,206		103,154
Spotless Brands, LLC (4)(7)(12)		SF +	6.50%		11.39%		7/25/2028			5,175		945		890
Thrasio LLC (12)		L +	7.00%		12.16%		12/18/2026			2,920		2,910		2,577
Trugreen Limited Partnership (11)		L +	4.00%		8.84%		11/2/2027			9,889		9,772		9,156
WMB Holdings Inc (9)		SF +	3.25%		8.16%		8/31/2029			2,108		2,048		2,107
Zips Car Wash, LLC (4)(12)		L +	7.25%		12.14%		3/1/2024			26,246		26,233		25,837

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Zips Car Wash, LLC (4)(7)(12)		SF +	7.25%		12.05%		3/1/2024		39,679			15,062		14,847
Zips Car Wash, LLC (4)(12)		SF +	7.25%		12.09%		3/1/2024		993			988		977
												467,708		454,609		12.30%
Electricity
IP Operating Portfolio I, LLC (4)(7)(8)					7.88%		12/31/2029		27,428			12,539		12,398
												12,539		12,398		0.34%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (8)					9.75%		10/15/2025		1,000			985		910
												985		910		0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(6)(12)		L +	7.25%		12.69%		2/9/2027		18,186			17,900		17,599
Verscend Holding Corp. (8)		L +	4.00%		8.84%		8/27/2025		3,970			3,954		3,971
Yes Energy LLC (4)(7)(11)		B +	5.00%		9.90%		4/21/2028		10,000			2,279		2,203
Yes Energy LLC (4)(11)		B +	5.00%		9.90%		4/21/2028		26,000			25,374		25,227
												49,507		49,000		1.33%
Food Producers
Specialty Ingredients, LLC (4)(7)(11)		SF +	6.00%		10.89%		2/12/2029		11,279			2,898		2,587
Specialty Ingredients, LLC (4)(11)		SF +	6.00%		11.00%		2/12/2029		90,481			88,820		86,351
												91,718		88,938		2.41%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(6)(12)		SF +	5.75%		10.66%		8/13/2027		44,438			43,667		43,403
Eagle LNG Partners Jacksonville II LLC (4)(7)(14)							6/8/2024		380			(12)		(13)
Eagle LNG Partners Jacksonville II LLC (4)(14)		SF +	8.38%		13.27%		6/8/2024		620			600		600
												44,255		43,990		1.19%
General Industrials
BP Purchaser, LLC (4)(11)		L +	5.50%		10.65%		12/11/2028		27,723			27,262		26,569
Formerra, LLC (4)(7)(12)							11/1/2028		4,270			(132)		(103)
Formerra, LLC (4)(7)(12)		SF +	7.25%		12.14%		11/1/2028		12,031			4,328		4,401
Formerra, LLC (4)(12)		SF +	7.25%		12.08%		11/1/2028		106,487			103,230		103,907
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.29%		6/23/2028		12,043			11,937		11,605
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.29%		6/23/2028		50,245			49,576		48,419
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.14%		6/23/2028		4,429			4,391		4,268
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.29%		6/23/2028		13,329			13,214		12,845
TMC Buyer Inc (4)(7)(9)							6/30/2028		4,569			(547)		(343)
TMC Buyer Inc (4)(9)		SF +	6.00%		10.86%		6/30/2028		66,085			58,126		61,120
												271,385		272,688		7.38%
Health Care Providers
123Dentist Inc (4)(6)(7)(11)							8/10/2029		C$	9,636		(138)		(185)
123Dentist Inc (4)(6)(11)		C +	5.50%		10.42%		8/10/2029		C$	48,061		36,912		34,628
Accelerated Health Systems, LLC (9)		SF +	4.25%		9.30%		2/15/2029		8,012			7,992		5,915
ATI Holdings Acquisition, Inc. (4)(6)(12)		SF +	7.75% (incl 2.00% PIK)		12.64%		2/24/2028		40,675			39,992		36,515
Baart Programs, Inc. (4)(12)		L +	5.00%		10.16%		6/11/2027		10,206			10,125		9,728
Charlotte Buyer Inc (9)		SF +	5.25%		10.10%		2/11/2028		29,062			27,212		27,846
ERC Topco Holdings, LLC (4)(7)(11)		L +	5.50%		10.36%		11/10/2027		1,000			385		334
ERC Topco Holdings, LLC (4)(11)		L +	5.50%		10.66%		11/10/2028		25,424			25,008		23,485
MB2 Dental Solutions, LLC (4)(12)		SF +	6.00%		10.91%		1/29/2027		9,097			8,939		8,869
MB2 Dental Solutions, LLC (4)(7)(12)		SF +	6.00%		10.91%		1/29/2027		87,247			60,500		59,785
MB2 Dental Solutions, LLC (4)(12)		SF +	6.00%		10.91%		1/29/2027		25,228			24,792		24,597
Medline Borrower, LP (9)		L +	3.25%		8.09%		10/23/2028		19,798			19,608		19,329
MPH Acquisition Holdings LLC (9)		L +	4.25%		9.20%		9/1/2028		4,621			4,511		3,971
Pediatric Associates Holding Company, LLC (7)(9)		L +	3.25%		8.09%		12/29/2028		1,027			868		852
Pediatric Associates Holding Company, LLC (9)		L +	3.25%		8.09%		12/29/2028		6,749			6,723		6,616

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Phoenix Newco Inc (9)		L +	3.25%		8.09%		11/15/2028		17,701		17,589		17,528
Pinnacle Fertility, Inc. (4)(7)(11)		SF +	5.50%		10.55%		3/14/2028		12,453		9,122		9,088
Pinnacle Fertility, Inc. (4)(11)		SF +	5.50%		10.55%		3/14/2028		27,225		26,769		26,699
PPV Intermediate Holdings, LLC (4)(7)(11)							8/31/2029		4,770		(11)		(124)
PPV Intermediate Holdings, LLC (4)(11)		SF +	5.75%		10.88%		8/31/2029		111,286		109,344		108,391
PPV Intermediate Holdings, LLC (4)(7)(11)							8/31/2029		8,721		(22)		(227)
PTSH Intermediate Holdings, LLC (4)(7)(11)							12/17/2027		3,953		(68)		(217)
PTSH Intermediate Holdings, LLC (4)(11)		L +	5.75%		10.91%		12/17/2027		20,837		20,500		19,693
Tenet Healthcare Corp (6)(8)					5.13%		11/1/2027		2,695		2,729		2,590
Tivity Health Inc (4)(11)		SF +	6.00%		10.90%		6/28/2029		111,997		109,499		107,599
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(7)(11)		SF +	5.00%		9.65%		7/17/2028		77,157		43,859		41,547
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(11)		SF +	5.50%		10.16%		7/17/2028		43,618		42,824		41,535
WCAS XIII Primary Care Investors, L.P. (4)(12)		SF +	6.25%		11.06%		12/31/2029		135,630		133,036		133,007
											788,599		769,394		20.82%
Household Goods and Home Construction
LHS Borrower, LLC (9)		SF +	4.75%		9.56%		2/16/2029		19,413		19,248		15,880
Sunset Debt Merger Sub, Inc. (11)		L +	4.00%		8.75%		10/6/2028		713		599		602
											19,847		16,482		0.45%
Industrial Engineering
Brookfield WEC Holdings Inc. (9)		SF +	3.75%		8.56%		8/1/2025		3,985		3,940		3,984
Radwell Parent, LLC (4)(7)(11)		SF +	6.75%		11.56%		4/3/2028		13,271		1,396		1,512
Radwell Parent, LLC (4)(11)		SF +	6.75%		11.65%		4/2/2029		154,989		150,602		152,117
Roper Industrial Products Investment Co (9)		SF +	4.50%		9.40%		11/22/2029		18,180		17,552		18,069
Standard Industries, Inc. (9)		SF +	2.25%		7.12%		9/22/2028		1,279		1,280		1,275
Time Manufacturing Holdings, LLC (4)(11)		E +	6.50%		9.20%		12/1/2027		€4,770		4,934		4,888
Time Manufacturing Holdings, LLC (4)(7)(11)		L +	6.50%		11.45%		12/1/2027		1,000		537		505
Time Manufacturing Holdings, LLC (4)(11)		L +	6.50%		11.45%		12/1/2027		12,112		11,901		11,506
Time Manufacturing Holdings, LLC (4)(11)		E +	6.50%		9.20%		12/1/2027		€8,401		9,331		8,609
TK Elevator U.S. Newco, Inc. (6)(9)		L +	3.50%		8.60%		7/30/2027		12,668		12,510		12,375
											213,983		214,840		5.81%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		SF +	7.50%		12.59%		9/8/2026		3,060		2,993		2,941
											2,993		2,941		0.08%
Industrial Support Services
Acuris Finance US, Inc (9)		SF +	4.00%		9.05%		2/16/2028		13,500		13,392		13,073
Allied Universal Holdco LLC (9)		SF +	3.75%		8.66%		5/12/2028		3,024		3,015		2,876
Argos Health Holdings, Inc. (4)(11)		SF +	5.50%		10.33%		12/6/2027		658		648		645
Becklar, LLC (4)(12)		SF +	6.85%		11.65%		12/21/2026		994		977		959
Becklar, LLC (4)(12)		SF +	6.85%		11.71%		12/21/2026		5,769		5,668		5,568
Captive Resources Midco LLC (4)(7)(11)							7/3/2028		7,558		(132)		(64)
Captive Resources Midco LLC (4)(11)		SF +	5.75% (incl 3.13% PIK)		10.56%		7/2/2029		89,954		88,321		89,266
CD&R Madison UK Bidco LTD (4)(6)(7)(8)							2/28/2030		£9,965		(390)		(401)
CD&R Madison UK Bidco LTD (4)(6)(8)		SN +	8.50%		12.74%		2/28/2030		£44,717		52,015		53,332
CD&R Madison UK Bidco LTD (4)(6)(8)		E +	8.00%		10.70%		2/28/2030		€22,039		22,453		23,021
Coretrust Purchasing Group LLC (4)(7)(11)							10/1/2029		10,736		(300)		(334)
Coretrust Purchasing Group LLC (4)(7)(11)							10/1/2029		11,656		(325)		(363)
Coretrust Purchasing Group LLC (4)(11)		SF +	6.75%		11.56%		10/1/2029		73,536		71,474		71,248
Eagle 2021 Lower Merger Sub, LLC (4)(11)		SF +	5.50%		10.33%		12/6/2027		823		810		806
Employbridge, LLC (11)		L +	4.75%		9.49%		7/19/2028		9,882		9,833		8,276
Galaxy US Opco Inc. (6)(9)		SF +	4.75%		9.56%		4/29/2029		26,169		25,584		23,257

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Guidehouse Inc. (4)(11)		L +	6.25%		11.16%		10/16/2028		79,373		77,964		77,399
IG Investments Holdings, LLC (4)(7)(11)							9/22/2027		1,726		(21)		(36)
IG Investments Holdings, LLC (4)(11)		L +	6.00%		10.83%		9/22/2028		22,449		22,152		21,948
IG Investments Holdings, LLC (4)(11)		L +	6.00%		10.83%		9/22/2028		1,852		1,836		1,810
Mckissock Investment Holdings, LLC (11)		SF +	5.00%		10.26%		3/4/2029		15,999		15,861		15,426
NBG Acquisition Corp. (4)(7)(11)							11/6/2028		952		(11)		(37)
NBG Acquisition Corp. (4)(7)(11)							11/6/2028		18,760		(245)		(720)
NBG Acquisition Corp. (4)(7)(11)		L +	5.25%		10.30%		11/6/2028		2,876		1,666		1,654
NBG Acquisition Corp. (4)(11)		L +	5.25%		10.08%		11/6/2028		21,498		21,365		20,674
Planet US Buyer LLC (4)(7)(11)							2/1/2028		8,024		(233)		(233)
Planet US Buyer LLC (4)(11)		SF +	6.75%		11.43%		2/1/2030		83,862		81,431		81,404
Royal Buyer, LLC (4)(7)(11)		SF +	6.00%		10.87%		8/31/2028		9,000		355		472
Royal Buyer, LLC (4)(7)(11)		SF +	6.00%		10.70%		8/31/2028		7,000		1,507		1,598
Royal Buyer, LLC (4)(11)		SF +	6.00%		10.70%		8/31/2028		44,888		44,069		44,663
Sedgwick Claims Management Services, Inc. (8)		SF +	3.75%		8.56%		2/24/2028		19,350		19,174		19,149
Simplisafe Holding Corporation (4)(7)(11)							5/2/2028		15,106		(259)		(298)
Simplisafe Holding Corporation (4)(11)		SF +	6.25%		10.98%		5/2/2028		120,247		118,183		117,873
Southern Graphics Inc. (4)(12)(15)		L +	7.50%				11/17/2026		1,000		980		853
Southern Graphics Inc. (4)(12)(15)		L +	7.50%				11/17/2026		10,227		10,009		8,724
Spirit RR Holdings, Inc. (4)(7)(11)							9/13/2028		1,806		(49)		(54)
Spirit RR Holdings, Inc. (4)(11)		SF +	6.50%		11.50%		9/13/2028		21,914		21,297		21,253
Vaco Holdings, LLC (11)		SF +	5.00%		10.05%		1/22/2029		12,591		12,540		12,418
Vistage Worldwide Inc (11)		SF +	5.25%		10.16%		7/13/2029		995		970		973
											743,584		738,078		19.97%
Industrial Transportation
EquipmentShare.com Inc. (4)(9)		L +	7.75%		12.46%		11/16/2026		4,204		4,150		4,054
EquipmentShare.com Inc. (4)(9)		L +	7.75%		12.46%		11/16/2026		16,817		16,546		16,217
E.S.G. Movilidad, S.L.U. (4)(6)(7)(8)							5/31/2029		€11,245		(322)		(540)
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		9.19%		5/31/2029		€8,096		8,455		8,393
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		9.19%		5/31/2029		€22,264		23,250		23,081
											52,079		51,205		1.39%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		L +	3.50%		8.38%		8/2/2028		7,920		7,846		7,712
Eisner Advisory Group LLC (4)(11)		SF +	5.25%		10.17%		7/28/2028		1,515		1,496		1,517
											9,342		9,229		0.25%
Leisure Goods
Jam City, Inc. (4)(12)		L +	7.00%		12.16%		9/7/2027		2,017		2,003		1,990
											2,003		1,990		0.05%
Life Insurance
Onedigital Borrower LLC (9)		SF +	4.25%		9.16%		11/16/2027		5,925		5,916		5,718
											5,916		5,718		0.15%
Media
2080 Media, Inc. (4)(7)(11)		SF +	6.50%		11.36%		3/14/2029		29,497		12,238		13,041
2080 Media, Inc. (4)(7)(11)		SF +	6.00%		10.81%		3/14/2028		13,795		5,684		5,912
2080 Media, Inc. (4)(11)		SF +	6.50%		11.36%		3/14/2029		54,904		53,943		55,453
Ancestry.com Inc. (9)		SF +	3.25%		8.16%		12/6/2027		12,861		12,685		12,149
Arc Media Holdings Limited (4)(5)(6)(7)(12)							10/29/2027		2,766		(63)		(59)
Arc Media Holdings Limited (4)(5)(6)(12)		SF +	7.25%		12.08%		10/29/2027		41,283		40,332		40,410
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.36%		7/2/2027		485		481		482
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.50%		7/2/2027		1,009		1,001		1,004

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.59%		7/2/2027		1,009		1,001		1,004
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.48%		7/2/2027		610		604		606
Associations Inc. (4)(7)(12)							7/2/2027		403		(3)		(2)
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.36%		7/2/2027		4,164		4,129		4,141
Aventine Intermediate LLC (4)(7)(11)		L +	6.00% (incl 4.00% PIK)		10.84%		6/18/2027		1,042		947		925
Aventine Intermediate LLC (4)(11)		L +	6.00% (incl 4.00% PIK)		10.84%		6/18/2027		18,308		18,027		17,656
Circana Group, LP. (4)(7)(11)		SF +	5.75%		10.45%		12/1/2027		9,023		1,096		1,050
Circana Group, LP. (4)(11)		SF +	6.25% (incl 2.75% PIK)		10.95%		12/1/2028		140,843		138,297		137,339
Circana Group, LP. (4)(11)		L +	5.75%		10.66%		12/1/2028		9,268		9,186		9,030
Hyve Group PLC (4)(5)(6)(14)		SN +	7.75%		11.99%		10/20/2026		£24,104		26,093		30,196
Kobalt London Limited (4)(6)(11)		SF +	7.00%		11.79%		2/25/2027		13,125		12,908		12,693
Kobalt London Limited (4)(6)(11)		SF +	7.00%		12.00%		2/25/2027		13,125		12,909		12,693
Mav Acquisition Corporation (9)		L +	4.75%		9.70%		7/28/2028		13,834		13,711		12,963
Oneteam Partners, LLC (4)(11)		SF +	5.75%		10.88%		9/14/2029		74,813		73,428		74,813
Regency Entertainment (USA), Inc. (4)(12)		L +	6.75%		11.44%		11/22/2025		30,000		29,763		29,502
Renaissance Financiere (4)(6)(7)(8)		E +	7.00%		9.50%		7/26/2028		€34,871		24,544		25,903
Renaissance Holding Corp. (8)		L +	3.25%		8.09%		3/15/2030		4,996		4,846		4,867
Showtime Acquisition, L.L.C. (4)(7)(12)							8/7/2028		3,657		(107)		(107)
Showtime Acquisition, L.L.C. (4)(7)(12)							8/7/2028		4,711		(138)		(138)
Showtime Acquisition, L.L.C. (4)(12)		SF +	7.50%		12.30%		8/7/2028		63,992		62,137		62,122
											559,679		565,648		15.30%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(7)(13)		P +	6.50%		14.50%		2/23/2028		2,358		2,192		2,106
ABB/CON-CISE Optical Group LLC (4)(11)		L +	7.50%		12.67%		2/23/2028		22,415		21,932		21,132
Coding Solutions Acquisition, Inc. (4)(7)(11)							5/11/2028		22,875		(391)		(749)
Coding Solutions Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.31%		5/11/2028		10,875		3,073		2,907
Coding Solutions Acquisition, Inc. (4)(11)		SF +	5.50%		10.31%		5/11/2028		75,869		74,537		73,385
PerkinElmer U.S. LLC (4)(12)		SF +	6.75%		11.86%		3/13/2029		112,630		108,666		109,279
Plasma Buyer LLC (4)(7)(11)							5/12/2029		22,070		(386)		(775)
Plasma Buyer LLC (4)(7)(11)							5/12/2028		9,458		(161)		(308)
Plasma Buyer LLC (4)(11)		SF +	5.75%		10.65%		5/12/2029		84,700		83,170		81,717
SDC US Smilepay SPV (4)(7)(12)		L +	10.75% (incl 3.75% PIK)		15.62%		10/27/2025		76,542		37,983		37,386
											330,615		326,080		8.82%
Non-life Insurance
Alera Group, Inc. (4)(11)		SF +	6.00%		10.91%		10/2/2028		21,719		21,546		20,804
Alera Group, Inc. (4)(11)		SF +	6.00%		10.91%		10/2/2028		12,493		12,483		11,967
Alera Group, Inc. (4)(11)		SF +	6.00%		10.91%		10/2/2028		44,061		44,027		42,205
Alliant Holdings Intermediate, LLC (9)		SF +	3.50%		8.35%		11/5/2027		495		487		491
Alliant Holdings Intermediate, LLC (9)		L +	3.50%		8.28%		11/5/2027		17,802		17,631		17,646
AmWINS Group, Inc. (11)		L +	2.25%		7.09%		2/21/2028		4,633		4,609		4,585
Amynta Agency Borrower Inc. (8)		SF +	5.00%		9.99%		2/14/2028		20,217		19,604		19,484
Galway Borrower LLC (4)(7)(11)							9/29/2028		457		(4)		(19)
Galway Borrower LLC (4)(7)(11)		SF +	5.25%		10.41%		9/30/2027		2,216		443		391
Galway Borrower LLC (4)(11)		P +	4.25%		12.25%		9/29/2028		60,973		60,470		58,462
Higginbotham Insurance Agency, Inc. (4)(7)(11)		L +	5.25%		10.09%		11/25/2026		48		30		30
Higginbotham Insurance Agency, Inc. (4)(11)		L +	5.25%		10.09%		11/25/2026		9,852		9,771		9,652
HUB International Limited (11)		L +	3.25%		8.06%		4/25/2025		21,543		21,379		21,520

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Integrity Marketing Acquisition LLC (4)(7)(11)		SF +	6.02%		10.91%		8/27/2025			20,852		16,704		16,566
Integrity Marketing Acquisition LLC (4)(11)		L +	6.02%		10.97%		8/27/2025			57,401		56,738		56,113
Jones Deslauriers Insurance Management Inc. (6)(8)					8.50%		3/15/2030			7,336		7,336		7,611
Patriot Growth Insurance Services, LLC (4)(7)(11)		L +	5.75%		10.89%		10/16/2028			18,286		4,010		4,025
Patriot Growth Insurance Services, LLC (4)(7)(11)							10/16/2028			822		(13)		(14)
Patriot Growth Insurance Services, LLC (4)(11)		L +	5.50%		10.33%		10/16/2028			7,242		7,121		7,119
RSC Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.55%		10/30/2026			20,968		1,948		1,726
RSC Acquisition, Inc. (4)(11)		SF +	5.50%		10.54%		10/30/2026			18,958		18,803		18,615
RSC Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.68%		10/30/2026			467		288		280
RSC Acquisition, Inc. (4)(11)		SF +	5.50%		10.33%		10/30/2026			14,385		14,385		14,124
Trupanion, Inc. (4)(6)(7)(11)		SF +	5.00%		10.05%		3/25/2027			26,193		17,135		16,655
Trupanion, Inc. (4)(6)(7)(11)							3/25/2027			6,576		(79)		(198)
Trupanion, Inc. (4)(6)(11)		SF +	5.00%		10.05%		3/25/2027			20,790		20,534		20,165
												377,386		370,005		10.01%
Personal Care, Drug and Grocery Stores
Puma Buyer LLC (4)(9)		SF +	5.50%		10.50%		7/16/2029			61,845		57,821		61,265
Vermont Aus Pty Ltd (4)(6)(11)		SF +	5.65%		10.55%		3/23/2028			25,988		25,430		24,902
Vermont Aus Pty Ltd (4)(6)(11)		B +	5.75%		9.52%		3/23/2028		A$	35,393		25,851		22,663
												109,102		108,830		2.94%
Personal Goods
Daphne S.P.A. (4)(6)(7)(8)							5/23/2028			€7,957		(199)		(324)
Daphne S.P.A. (4)(6)(8)		E +	6.25%		8.38%		5/23/2028			€41,376		43,245		43,195
Spanx, LLC (4)(7)(11)		L +	5.25%		9.96%		11/18/2027			5,000		1,388		1,275
Spanx, LLC (4)(11)		L +	5.25%		10.13%		11/20/2028			29,625		29,136		28,365
												73,570		72,511		1.96%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(7)(11)							8/24/2029			6,340		(102)		(150)
Advarra Holdings, Inc. (4)(11)		SF +	5.75%		10.56%		8/24/2029			69,985		68,862		68,328
CPI Buyer, LLC (4)(7)(11)		SF +	5.50%		10.65%		11/1/2028			2,803		1,325		1,307
CPI Buyer, LLC (4)(7)(11)							10/30/2026			2,115		(32)		(26)
CPI Buyer, LLC (4)(11)		SF +	5.50%		10.65%		11/1/2028			25,147		24,815		24,719
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)(8)							10/27/2028			€8,400		(192)		(192)
Dolcetto HoldCo S.P.A. (4)(5)(6)(8)		E +	6.50%		9.46%		10/27/2028			€82,300		80,113		87,392
Gusto Aus Bidco Pty Ltd (4)(6)(7)(11)							10/30/2028		A$	11,982		(214)		(42)
Gusto Aus Bidco Pty Ltd (4)(6)(11)		B +	6.50%		10.16%		10/30/2028		A$	118,623		73,991		78,911
Petvet Care Centers LLC (11)		L +	3.50%		8.34%		2/14/2025			7,703		7,658		7,456
												256,224		267,703		7.24%
Real Estate Investment and Services
850 Third Avenue Owner LLC (4)(9)(15)		L +	6.50%				10/1/2024			4,726		4,702		4,726
OEG Borrower LLC (4)(9)		SF +	5.00%		9.84%		5/20/2029			39,800		38,346		39,402
												43,048		44,128		1.19%
Retailers
Petsmart LLC (11)		SF +	3.75%		8.66%		2/11/2028			10,524		10,460		10,456
The Talbots, Inc. (4)(12)		L +	8.00%		12.96%		11/17/2026			7,794		7,599		7,577
												18,059		18,033		0.49%
Software and Computer Services
Applied Systems Inc (9)		L +	3.00%		8.16%		9/19/2024			9,227		9,209		9,235
Armstrong Bidco Limited (4)(6)(7)(8)		SN +	5.50%		9.49%		6/28/2029			£47,995		42,022		44,917
Armstrong Bidco Limited (4)(6)(8)		SN +	5.50%		9.74%		6/28/2029			£91,991		109,565		111,506
Avalara, Inc. (4)(7)(11)							10/19/2028			6,324		(146)		(134)
Avalara, Inc. (4)(11)		SF +	7.25%		12.15%		10/19/2028			56,918		55,586		55,716
AxiomSL Group, Inc. (4)(7)(12)							12/3/2027			744		(7)		—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
AxiomSL Group, Inc. (4)(12)		L +	5.75%		10.59%		12/3/2027		11,329		11,329		11,329
AxiomSL Group, Inc. (4)(7)(12)							12/3/2025		812		—		—
Barracuda Networks Inc (9)		SF +	4.50%		9.18%		5/17/2029		21,446		20,854		20,702
Bottomline Technologies, Inc. (4)(7)(11)							5/15/2028		385		(3)		(9)
Bottomline Technologies, Inc. (4)(11)		SF +	5.50%		10.26%		5/14/2029		4,592		4,552		4,469
Calabrio, Inc. (4)(7)(12)		L +	7.00%		11.95%		4/16/2027		2,687		1,536		1,501
Calabrio, Inc. (4)(12)		L +	7.00%		12.16%		4/16/2027		22,313		22,313		22,025
CCC Intelligent Solutions Inc. (9)		L +	2.25%		7.09%		9/21/2028		10,045		9,999		9,984
Cloud Software Group Inc. (9)		SF +	4.50%		9.50%		3/20/2029		13,010		11,918		11,872
Cloud Software Group Inc. (8)					6.50%		3/31/2029		9,610		8,120		8,486
CommerceHub, Inc. (4)(11)		SF +	6.25%		11.03%		12/29/2027		64,742		60,466		60,880
Coupa Holdings, LLC (4)(7)(11)							2/27/2030		7,123		(176)		(176)
Coupa Holdings, LLC (4)(7)(11)							2/27/2029		6,211		(153)		(153)
Coupa Holdings, LLC (4)(11)		SF +	7.50%		12.29%		2/27/2030		79,777		77,963		77,808
DS Admiral Bidco, LLC (4)(7)(12)							3/16/2026		966		(8)		(17)
DS Admiral Bidco, LLC (4)(12)		SF +	7.00%		11.90%		3/16/2028		39,643		38,483		38,860
DS Admiral Bidco, LLC (4)(12)		SF +	6.50%		11.40%		3/16/2028		8,921		8,845		8,709
DTI Holdco, Inc. (11)		SF +	4.75%		9.43%		4/21/2029		29,850		29,314		27,802
Endure Digital, Inc. (11)		L +	3.50%		8.22%		2/10/2028		2,386		2,371		2,237
Finthrive Software Intermediate Holdings Inc (9)		L +	4.00%		8.84%		12/18/2028		13,069		12,835		12,203
GoTo Group Inc (8)		L +	4.75%		9.59%		8/31/2027		2,391		2,369		1,378
GovCIO Buyer Company (4)(12)		SF +	5.50%		10.31%		8/18/2027		10,562		10,395		10,328
Helios Software Holdings, Inc. (12)		SF +	3.75%		8.66%		3/13/2028		16,670		16,527		16,285
Huskies Parent, Inc. (4)(7)(11)							11/3/2028		1,000		(16)		(62)
Huskies Parent, Inc. (4)(7)(11)		L +	5.50%		10.66%		11/3/2027		1,000		691		651
Huskies Parent, Inc. (4)(11)		L +	5.50%		10.49%		11/3/2028		25,346		24,932		23,785
Hyland Software, Inc. (11)		L +	3.50%		8.34%		7/1/2024		15,544		15,462		15,402
LMI Inc/DE (9)		L +	3.75%		8.59%		10/2/2028		14,832		14,754		10,509
Medallia, Inc. (4)(11)		L +	6.50% (incl 5.67% PIK)		11.34%		10/30/2028		74,524		74,524		71,804
Mcafee Corp. (9)		SF +	3.75%		8.52%		3/1/2029		7,940		7,909		7,489
Mitchell International, Inc. (9)		L +	3.75%		8.50%		10/16/2028		19,739		19,434		18,712
New Era Technology, Inc. (4)(12)		L +	6.25%		11.08%		10/31/2026		19,798		19,798		19,256
Oranje Holdco, Inc. (4)(7)(12)							2/1/2029		4,657		(113)		(113)
Oranje Holdco, Inc. (4)(12)		SF +	7.75%		12.43%		2/1/2029		33,837		33,024		33,014
Peraton Inc. (11)		L +	3.75%		8.59%		2/1/2028		8,694		8,590		8,604
Perforce Software, Inc. (4)(9)		SF +	4.50%		9.31%		7/1/2026		19,850		19,447		19,239
Ping Identity Holding Corp. (4)(7)(11)							10/17/2028		6,068		(142)		(128)
Ping Identity Holding Corp. (4)(11)		SF +	7.00%		11.76%		10/17/2029		59,003		57,597		57,759
Prism Parent Co., Inc. (4)(7)(11)							9/19/2028		10,833		(206)		(230)
Prism Parent Co., Inc. (4)(11)		SF +	6.00%		10.69%		9/19/2028		43,117		42,327		42,202
Project Alpha Intermediate Holding, Inc. (8)		L +	4.00%		8.85%		4/26/2024		8,660		8,600		8,620
Project Ruby Ultimate Parent Corp (11)		L +	3.25%		8.09%		3/10/2028		10,342		10,239		9,979
Quail Buyer, Inc. (4)(11)		L +	5.25%		10.18%		10/1/2027		7,368		7,253		7,206
Quasar Intermediate Holdings Ltd (9)		SF +	4.25%		9.08%		2/1/2029		13,930		13,819		11,442
Riley Mergeco LLC (4)(7)(12)							9/23/2027		456		(9)		(19)
Riley Mergeco LLC (4)(7)(12)							9/23/2027		304		(6)		(12)
Riley Mergeco LLC (4)(12)		L +	6.00% (incl 2.75% PIK)		10.84%		9/23/2027		1,780		1,748		1,708
Rocket Software, Inc. (8)		L +	4.25%		9.09%		11/28/2025		11,254		11,085		11,072
Smarsh Inc. (4)(7)(11)		SF +	6.50%		11.29%		2/16/2029		4,286		2,070		1,970
Smarsh Inc. (4)(7)(11)		SF +	6.50%		11.40%		2/16/2029		1,071		196		171
Smarsh Inc. (4)(11)		SF +	6.50%		11.29%		2/16/2029		17,143		16,848		16,451

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
TA TT Buyer, LLC (4)(9)		SF +	5.00%		9.90%		4/2/2029			14,925		14,793		14,664
Tricentis Americas, Inc. (4)(7)(12)		SF +	4.25%		9.25%		5/13/2024			8,740		4,997		4,944
Tricentis Americas, Inc. (4)(7)(12)							5/13/2024			499		(2)		(5)
Tricentis Americas, Inc. (4)(12)		SF +	4.25%		9.25%		5/13/2024			15,234		15,161		15,066
Trimech Acquisition Corp. (4)(7)(12)							3/10/2028			3,289		(49)		(50)
Trimech Acquisition Corp. (4)(12)		SF +	4.75%		9.80%		3/10/2028			21,493		21,219		21,169
Trimech Acquisition Corp. (4)(12)		SN +	4.75%		8.93%		3/10/2028			£36,623		44,237		44,769
UKG Inc (8)		SF +	3.25%		8.03%		5/4/2026			9,141		9,086		8,922
User Zoom Technologies, Inc. (4)(11)		SF +	7.00%		11.60%		4/5/2029			18,948		18,610		18,582
Zayo Group, LLC (8)		L +	3.00%		7.84%		3/9/2027			3,155		3,123		2,581
Zelis Payments Buyer, Inc. (8)		L +	3.50%		8.34%		9/30/2026			13,848		13,785		13,806
Zendesk Inc (4)(7)(11)							11/22/2028			39,321		(740)		(492)
Zendesk Inc (4)(7)(11)							11/22/2028			17,940		(338)		(224)
Zendesk Inc (4)(11)		SF +	7.00% (incl 3.50% PIK)		11.88%		11/22/2028			157,283		154,294		155,315
												1,274,109		1,263,271		34.18%
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF +	3.10%		5.50%		2/1/2029			8,937		8,871		8,533
CC WDW Borrower, Inc. (4)(7)(12)							1/27/2028			22,837		(589)		(1,162)
CC WDW Borrower, Inc. (4)(7)(12)							1/27/2028			5,122		(123)		(261)
CC WDW Borrower, Inc. (4)(12)		SF +	6.75%		11.58%		1/27/2028			45,445		44,312		43,132
Excelitas Technologies Corp. (4)(7)(11)							8/13/2029			4,239		(77)		(109)
Excelitas Technologies Corp. (4)(11)		SF +	5.75%		10.61%		8/13/2029			36,087		35,412		35,155
Excelitas Technologies Corp. (4)(8)		E +	5.75%		8.36%		8/13/2029			€5,587		5,656		5,901
Excelitas Technologies Corp. (4)(7)(11)		SF +	5.75%		10.61%		8/14/2028			3,261		1,224		1,202
TechInsights Inc (4)(6)(12)		L +	6.63%		11.79%		11/9/2027			990		973		969
TechInsights Inc (4)(6)(12)		L +	6.63%		11.79%		11/9/2027			2,572		2,527		2,517
												98,186		95,877		2.59%
Telecommunications Equipment
Delta Topco, Inc. (11)		L +	3.75%		8.66%		12/1/2027			6,934		6,769		6,446
Guardian US Holdco LLC (9)		SF +	4.00%		8.68%		1/24/2030			8,000		7,841		7,905
												14,610		14,351		0.39%
Telecommunications Service Providers
Directv Financing, LLC (11)		L +	5.00%		9.84%		8/2/2027			17,750		17,417		17,123
Dish DBS Corporation (8)					5.25%		12/1/2026			7,703		7,446		6,119
Meriplex Communications, Ltd (4)(7)(11)		SF +	5.00%		9.86%		7/17/2028			4,947		1,266		1,212
Meriplex Communications, Ltd (4)(7)(11)		SF +	5.00%		9.86%		7/17/2028			1,143		518		506
Meriplex Communications, Ltd (4)(11)		SF +	5.00%		9.86%		7/17/2028			13,855		13,668		13,521
Openmarket Inc. (6)(11)		L +	6.25%		11.41%		9/17/2026			4,925		4,835		4,833
Radiate Holdco LLC (11)		L +	3.25%		8.09%		9/25/2026			14,842		14,786		12,206
												59,936		55,520		1.50%
Travel and Leisure
AD1 LBV1, LLC (4)(10)(15)		L +	6.75%				12/10/2024			247		245		241
AD1 LBV1, LLC (4)(10)(15)		L +	6.75%				12/10/2024			18,990		18,839		18,536
Artemis Bidco Limited (4)(6)(7)(8)		SN +	6.00%		10.24%		9/8/2028			£2,437		300		37
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.24%		9/8/2028			£7,749		10,061		8,631
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.24%		9/8/2028			£4,509		5,894		5,023
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.24%		9/8/2028			£4,676		6,109		5,209
Canoe Bidco Pty Limited (4)(6)(9)		B +	6.50%		10.36%		5/20/2026		A$	31,969		21,144		21,592
Canoe Bidco Pty Limited (4)(6)(9)		B +	6.50%		10.10%		5/20/2026		A$	137,468		95,117		92,844
Fertitta Entertainment LLC (9)		SF +	4.00%		8.81%		1/12/2029			4,489		4,307		4,430
IRB Holding Corp. (11)		SF +	3.00%		7.91%		12/15/2027			9,975		9,701		9,824
Travel Leaders Group, LLC (4)(14)		SF +	8.50%		13.39%		3/27/2028			135,000		131,627		131,632

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
											303,344		297,999		8.06%
Total First Lien Debt											$6,623,067		$6,558,981		177.47%

Second Lien Debt
Consumer Services
Asurion Corporation (8)		L +	5.25%		10.09%		1/31/2028		$5,165		$5,144		$4,322
											5,144		4,322		0.12%
Health Care Providers
Charlotte Buyer Inc (4)(9)		SF +	8.25%		13.08%		8/11/2028		10,000		9,351		9,362
											9,351		9,362		0.25%
Industrial Support Services
Galaxy US Opco Inc. (4)(9)		SF +	8.25%		13.06%		4/29/2030		9,000		8,795		8,686
											8,795		8,686		0.24%
Software and Computer Services
UKG Inc (9)		L +	5.25%		10.03%		5/3/2027		24,852		24,562		23,945
											24,562		23,945		0.65%
Total Second Lien Debt											$47,852		$46,315		1.25%

Unsecured Debt
Automobiles and Parts
Ford Motor Credit Company LLC (6)(8)					6.95%		3/6/2026		$2,300		$2,297		$2,340
											2,297		2,340		0.06%
Health Care Providers
Vetcor Group Holdings LLC (4)(7)(8)			13.00% PIK		13.00%		9/3/2030		256		221		197
Vetcor Group Holdings LLC (4)(8)			13.00% PIK		13.00%		9/3/2030		809		806		728
											1,027		925		0.03%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(8)			12.50% PIK		12.50%		12/28/2032		90		88		85
DCA Acquisition Holdings LLC (4)(8)			12.50% PIK		12.50%		12/28/2032		952		934		905
											1,022		990		0.03%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (8)					6.75%		10/15/2027		6,255		5,658		5,819
											5,658		5,819		0.16%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (8)					5.50%		5/1/2026		7,000		7,095		6,816
											7,095		6,816		0.18%
Total Unsecured Debt											$17,099		$16,890		0.46%

Structured Finance
Structured Finance Investments
ALM 2020 Ltd (6)(8)		L +	6.00%		10.79%		10/15/2029		$3,330		$3,004		$2,966
AMMC CLO 20 Ltd (6)(8)		L +	5.81%		10.60%		4/17/2029		950		892		891
AMMC CLO 21 Ltd (6)(8)		L +	3.10%		7.91%		11/2/2030		2,150		1,904		1,945
AMMC CLO 21 Ltd (6)(8)		L +	6.50%		11.31%		11/2/2030		4,126		3,620		3,445
Carlyle Global Market Strategies (6)(8)		L +	5.40%		10.21%		10/20/2027		1,750		1,491		1,505
Carlyle Global Market Strategies (6)(8)		L +	5.40%		10.21%		7/27/2031		1,200		918		954
Catskill Park CLO Ltd (6)(8)		L +	6.00%		10.81%		4/20/2029		1,350		1,214		1,151
CENT CLO 16, L.P. (6)(8)		SF +	8.07%		12.73%		7/24/2034		3,000		2,812		2,740
Dryden 108 CLO Ltd (6)(8)							7/18/2035		2,900		2,291		2,181
Marble Point CLO XI Ltd (6)(8)		L +	2.80%		7.59%		12/18/2030		1,850		1,541		1,596
Monroe Capital MML CLO XIV LLC (6)(8)		SF +	10.02%		14.08%		10/24/2034		2,500		2,332		2,375

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
OCP CLO 2017-14 Ltd (6)(8)		SF +	6.80%		11.43%		1/15/2033		1,469		1,276		1,342
Shackleton 2019-XV CLO Ltd (6)(8)		L +	6.66%		11.45%		1/15/2032		3,000		2,619		2,643
Silver Creek CLO Ltd (6)(8)		L +	5.62%		10.43%		7/20/2030		2,000		1,781		1,728
Voya CLO Ltd (6)(8)		L +	3.55%		8.81%		4/17/2030		1,500		1,316		1,362
											29,011		28,824		0.78%
Total Structured Finance											$29,011		$28,824		0.78%

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)									2		$67		$184
											67		184		—%
Real Estate Investment and Services
850 Third Avenue Owner, LLC (4)(5)									528		175		125
											175		125		—%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)(9)							9/30/2032		1,000		970		1,072
Picard Holdco, Inc. - Preferred Shares (4)(9)							9/30/2032		30		30		33
											1,000		1,105		0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)(5)									1,000		1,000		1,055
											1,000		1,055		0.03%
Total Equity Investments											$2,242		$2,469		0.07%
Total Investments - Non-Controlled/Non-Affiliated											$6,719,271		$6,653,479		180.02%
Total Investment Portfolio											$6,719,271		$6,653,479		180.02%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares									92,622		$92,622		$92,622
Cash											27,522		27,522
Total Cash and Cash Equivalents											$120,144		$120,144		3.25%
Total Investment Portfolio, Cash and Cash Equivalents											$6,839,415		$6,773,623		183.27%

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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C") or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR or BBSW and the current contractual interest rate in effect at March 31, 2023. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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

(5) These debt investments are not pledged as collateral under the Credit Facilities and the Short Term Financing Transactions.

(6) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets represented 15.7% of total assets as calculated in accordance with regulatory requirements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)
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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	$39,321	$(492)
SDC US Smilepay SPV	1st Lien Senior Secured Delayed Draw Loan	36,267	(1,369)
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	31,925	(1,525)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	25,278	(633)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	24,213	(377)
Foundation Automotive US Corp	1st Lien Senior Secured Delayed Draw Loan	23,229	(1,005)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,875	(749)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(1,162)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(775)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	20,717	(705)
RSC Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,863	(341)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(720)
Express Wash Concepts	1st Lien Senior Secured Delayed Draw Loan	18,257	(950)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(224)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	168
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	15,106	(298)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	14,320	(369)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	13,952	(235)
Sequa Corp	1st Lien Senior Secured Revolving Loan	13,676	(436)
Armstrong Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	13,260	(233)
CD&R Madison UK Bidco LTD	1st Lien Senior Secured Delayed Draw Loan	12,295	(401)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,198	(540)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(363)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	11,502	(223)
Renaissance Financiere	1st Lien Senior Secured Delayed Draw Loan	10,843	(309)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	(230)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(334)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,458	(308)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	9,111	(192)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,750	(263)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,720	(226)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,631	(324)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	8,483	(43)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	8,177	(373)
Planet US Buyer LLC	1st Lien Senior Secured Revolving Loan	8,024	(233)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	8,012	(42)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	7,883	—
Circana Group, LP.	1st Lien Senior Secured Revolving Loan	7,760	(183)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	7,613	(249)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	(64)
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	7,500	(223)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	7,339	(178)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	7,128	(185)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	(176)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(198)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	(150)
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	(134)
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	(153)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	(128)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	(27)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	5,122	(261)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	4,770	(124)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	(138)
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(113)
Cobham Holdings Inc.	1st Lien Senior Secured Revolving Loan	4,614	(132)
TMC Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	4,569	(343)
Formerra, LLC	1st Lien Senior Secured Delayed Draw Loan	4,270	(103)
Excelitas Technologies Corp.	1st Lien Senior Secured Delayed Draw Loan	4,239	(109)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	4,140	(116)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,953	(217)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	3,818	(86)
Tricentis Americas, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,701	(41)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Delayed Draw Loan	3,657	(107)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,625	(123)
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	3,615	(87)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	3,533	(135)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,289	(50)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(60)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(100)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	2,766	(59)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,677	(260)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(87)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(26)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,978	(49)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,806	(54)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	1,739	(67)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	(36)
CPI Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,449	(25)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(15)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,111	(43)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(62)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(17)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(37)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	857	(35)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(14)
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—
AxiomSL Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	744	—
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	610	(15)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	600	(40)
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(5)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	457	(19)
Riley MergeCo LLC	1st Lien Senior Secured Delayed Draw Loan	456	(19)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	445	(22)
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	(2)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(9)
Eagle LNG Partners Jacksonville II LLC	1st Lien Senior Secured Delayed Draw Loan	380	(13)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(12)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	—
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	294	(16)
RSC Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	179	(3)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	155	(3)
ABB/CON-CISE Optical Group LLC	1st Lien Senior Secured Revolving Loan	118	(7)
Aventine Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	80	(3)
VetCor Group Holdings LLC	Unsecured Delayed Draw Loan	34	(3)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	17	—
Total		$792,765	$(22,404)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2023 was 0.60%.
(11)The interest rate floor on these investments as of March 31, 2023 was 0.75%.
(12)The interest rate floor on these investments as of March 31, 2023 was 1.00%.
(13)The interest rate floor on these investments as of March 31, 2023 was 1.75%.
(14)The interest rate floor on these investments as of March 31, 2023 was 2.00%.
(15)Loan was on non-accrual status as of March 31, 2023.
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 11,669	Australian Dollars 17,518	Goldman Sachs Bank USA	6/21/2023	$(81)
U.S. Dollars 1,449	Australian Dollars 2,067	Goldman Sachs Bank USA	9/21/2023	58
U.S. Dollars 4,010	Australian Dollars 6,291	Goldman Sachs Bank USA	12/21/2023	(236)
U.S. Dollars 1,563	Canadian Dollars 2,024	Goldman Sachs Bank USA	9/21/2023	62
U.S. Dollars 93,873	Euro 87,579	Goldman Sachs Bank USA	6/21/2023	(1,567)
U.S. Dollars 3,819	Euro 3,809	Goldman Sachs Bank USA	12/21/2023	(365)
U.S. Dollars 3,071	Euro 2,838	Goldman Sachs Bank USA	9/23/2024	(69)
U.S. Dollars 127,495	British Pound 104,323	Goldman Sachs Bank USA	6/21/2023	(1,427)
U.S. Dollars 4,744	British Pound 3,918	Goldman Sachs Bank USA	9/23/2024	(97)
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(919)
Total				$(4,641)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$712
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	1,365
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	3,400
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	2,012
Total Interest Rate Swaps						$7,489
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
NBG Acquisition Corp. (4)(11)		L +	5.25%		9.66%		11/6/2028		21,553		21,407		20,038
Royal Buyer, LLC (4)(7)(11)							8/31/2028		9,000		(170)		(321)
Royal Buyer, LLC (4)(7)(11)		SF +	6.00%		10.40%		8/31/2028		7,000		1,501		1,383
Royal Buyer, LLC (4)(11)		SF +	6.00%		10.40%		8/31/2028		45,000		44,144		43,393
Sedgwick Claims Management Services, Inc. (8)		L +	3.25%		7.63%		12/31/2025		19,350		19,151		18,855
Simplisafe Holding Corporation (4)(7)(11)							5/2/2028		15,106		(272)		(455)
Simplisafe Holding Corporation (4)(11)		SF +	6.25%		10.47%		5/2/2028		120,247		118,057		116,628
Southern Graphics Inc. (4)(12)		L +	7.50%		12.20%		11/17/2026		1,000		979		874
Southern Graphics Inc. (4)(12)		L +	7.50%		12.15%		11/17/2026		10,227		9,995		8,940
Vaco Holdings, LLC (11)		SF +	5.00%		9.73%		1/22/2029		12,623		12,567		12,218
Vistage Worldwide Inc (11)		SF +	5.25%		9.67%		7/13/2029		998		971		958
											574,621		559,010		16.18%
Industrial Transportation
EquipmentShare.com Inc. (4)(9)		L +	7.75%		12.40%		11/16/2026		4,215		4,155		4,026
EquipmentShare.com Inc. (4)(9)		L +	7.75%		12.40%		11/16/2026		16,860		16,561		16,106
E.S.G. Movilidad, S.L.U. (4)(6)(7)(8)							5/31/2029		€11,245		(335)		(688)
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		9.19%		5/31/2029		€8,096		8,446		8,172
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		9.19%		5/31/2029		€22,264		23,226		22,474
											52,053		50,090		1.45%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		L +	3.50%		8.25%		8/2/2028		7,940		7,862		7,606
											7,862		7,606		0.22%
Leisure Goods
Jam City, Inc. (4)(12)		L +	7.00%		11.73%		9/7/2027		2,201		2,183		2,148
Tilting Point Media LLC (4)(7)(12)							2/26/2027		6,372		(160)		(600)
Tilting Point Media LLC (4)(7)(12)							2/26/2027		2,916		(73)		(274)
Tilting Point Media LLC (4)(12)		L +	8.00%		12.39%		2/26/2027		7,974		7,767		7,224
											9,717		8,498		0.25%
Life Insurance
Onedigital Borrower LLC (9)		SF +	4.25%		8.49%		11/16/2027		5,940		5,928		5,628
											5,928		5,628		0.16%
Media
2080 Media, Inc. (4)(7)(11)		SF +	6.50%		10.48%		3/14/2029		29,529		12,247		12,497
2080 Media, Inc. (4)(7)(11)							3/14/2028		13,795		(239)		(139)
2080 Media, Inc. (4)(11)		SF +	6.50%		10.48%		3/14/2029		55,042		54,030		54,518
Ancestry.com Inc. (9)		L +	3.25%		7.63%		12/6/2027		12,894		12,706		11,971
Arc Media Holdings Limited (4)(5)(6)(7)(12)							10/29/2027		2,766		(67)		(67)
Arc Media Holdings Limited (4)(5)(6)(12)		SF +	7.25%		11.49%		10/29/2027		41,387		40,377		40,387
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		10.36%		7/2/2027		482		477		475
Associations Inc. (4)(12)		SF +	6.50% (incl 0.03 PIK)		11.26%		7/2/2027		1,003		994		989
Associations Inc. (4)(12)		SF +	6.50% (incl 0.03 PIK)		11.29%		7/2/2027		1,003		994		989
Associations Inc. (4)(12)		L +	6.50% (incl 2.50% PIK)		10.97%		7/2/2027		606		600		597
Associations Inc. (4)(7)(12)							7/2/2027		403		(4)		(6)
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		10.36%		7/2/2027		4,137		4,100		4,079
Aventine Intermediate LLC (4)(7)(11)		L +	6.00% (incl 4.00% PIK)		10.38%		6/18/2027		1,032		936		904
Aventine Intermediate LLC (4)(11)		L +	6.00% (incl 4.00% PIK)		10.38%		6/18/2027		18,124		17,823		17,295
Hyve Group PLC (4)(5)(6)(14)		SN +	7.75%		11.19%		10/20/2026		£24,104		26,025		28,054

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

Unsecured Debt
Health Care Providers

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Vetcor Group Holdings LLC (4)(7)(8)							9/3/2030		$251		$(2)		$(19)
Vetcor Group Holdings LLC (4)(8)			13.00% PIK		13.00%		9/3/2030		783		774		722
											772		703		0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)(8)							12/28/2032		88		(2)		(2)
DCA Acquisition Holdings LLC (4)(8)			12.50% PIK		12.50%		12/28/2032		923		894		905
											892		903		0.03%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (8)					6.75%		10/15/2027		6,255		5,632		5,636
USI Inc/NY (8)					6.88%		5/1/2025		2,457		2,365		2,371
											7,997		8,007		0.23%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (8)					5.50%		5/1/2026		7,000		7,102		6,787
T-Mobile USA, Inc. (8)					2.25%		2/15/2026		10,000		9,539		9,112
											16,641		15,899		0.46%
Total Unsecured Debt											$26,302		$25,512		0.74%

Structured Finance
Structured Finance Investments
ALM 2020 Ltd (6)(8)		L +	6.00%		10.08%		10/15/2029		$3,330		$2,995		$2,937
AMMC CLO 20 Ltd (6)(8)		L +	5.81%		9.89%		4/17/2029		950		890		866
AMMC CLO 21 Ltd (6)(8)		L +	3.10%		7.56%		11/2/2030		2,150		1,898		1,887
AMMC CLO 21 Ltd (6)(8)		L +	6.50%		10.96%		11/2/2030		4,126		3,609		3,474
Carlyle Global Market Strategies (6)(8)		L +	5.40%		9.64%		10/20/2027		1,750		1,480		1,475
Carlyle Global Market Strategies (6)(8)		L +	5.40%		9.76%		7/27/2031		1,200		912		976
Catskill Park CLO Ltd (6)(8)		L +	6.00%		10.24%		4/20/2029		1,350		1,210		1,150
CENT CLO 16, L.P. (6)(8)		SF +	8.07%		10.57%		7/24/2034		3,000		2,810		2,735
Dryden 108 CLO Ltd (6)(8)							7/18/2035		2,900		2,291		2,204
Marble Point CLO XI Ltd (6)(8)		L +	2.80%		6.99%		12/18/2030		1,850		1,534		1,580
Monroe Capital MML CLO XIV LLC (6)(8)		SF +	10.02%		14.08%		10/24/2034		2,500		2,328		2,345
OCP CLO 2017-14 Ltd (6)(8)		SF +	6.80%		10.66%		1/15/2033		1,469		1,273		1,326
Shackleton 2019-XV CLO Ltd (6)(8)		L +	6.66%		10.74%		1/15/2032		3,000		2,612		2,697
Silver Creek CLO Ltd (6)(8)		L +	5.62%		9.86%		7/20/2030		2,000		1,776		1,755
Voya CLO Ltd (6)(8)		L +	3.55%		7.63%		4/17/2030		1,500		1,311		1,330
											28,929		28,737		0.83%
Total Structured Finance											$28,929		$28,737		0.83%

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)									2,000		$67		$198
											67		198		0.01%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)(9)		SF +	12.00% PIK		16.59%		9/30/2032		1,000		970		1,012
Picard Holdco, Inc. - Preferred Shares (4)(9)		SF +	12.00% PIK		16.59%		9/30/2032		30		30		32
											1,000		1,044		0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)(5)					8.00%		9/15/2032		1,000		1,000		1,064
											1,000		1,064		0.03%
Total Equity Investments											$2,067		$2,306		0.07%
Total Investments - Non-Controlled/Non-Affiliated											$5,860,186		$5,716,521		165.44%
Total Investment Portfolio											$5,860,186		$5,716,521		165.44%

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
Foreign currency forward contracts
32

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
The Company offers on a continuous basis up to $4.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares, Class S shares, Class I shares, Class D shares, and Class F shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its Common Shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by the Adviser, its affiliates and trustees and officers but including any shares purchased in any private offering, in any combination of purchases of Class S shares, Class I shares, Class D shares, and Class F shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of February 3, 2022, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to the Company as payment for such shares. There were no Class S shares issued on such date.

Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.
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
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, not taking into account collateral posted which is recorded separately, if subject to an enforceable master netting agreement. As of March 31, 2023 and December 31, 2022, there was $8.7 million and $0.0 million, respectively, of collateral received which is included in accrued expense and other liabilities on the Consolidated Statements of Asset and Liabilities.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2023 and 2022, the Company recorded non-recurring interest income of $1.6 million and $0.6 million, respectively, (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, there were three and zero investments on non-accrual status, representing 0.5% and 0.0% of debt investments at fair value, respectively.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2023 and 2022, the Company recorded PIK income of $4.7 million and $0.6 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2023 and 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2023 and 2022, the Company recorded other income of $0.4 million and $0.1 million, respectively.
Organization Costs
Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred. There were no organization costs during the three months ended March 31, 2023 and 2022.

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
For the three months ended March 31, 2023 and 2022, the Company accrued $(0.0) million and $0.0 million of U.S. federal excise tax, respectively.
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

The Adviser agreed to waive the base management fee from the date on which the Company broke escrow for the Offering through December 31, 2022.

For the three months ended March 31, 2023 and 2022, base management fees were $11.2 million and $1.4 million, respectively, of which $0.0 million and $1.4 million were voluntarily waived by the Adviser, respectively. As of March 31, 2023 and December 31, 2022, $11.2 million and $0.0 million, respectively, were payable to the Adviser related to management fees.
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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three months ended March 31, 2023 and 2022, income based incentive fees were $14.2 million and $1.0 million, respectively, of which $0.0 million and $1.0 million were voluntarily waived by the Adviser, respectively. As of March 31, 2023 and December 31, 2022, $14.2 million and $0.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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
For the three months ended March 31, 2023 and 2022, there were no accrued capital gains incentive fees.
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
For the three months ended March 31, 2023 and 2022, the Company incurred $0.6 million and $0.2 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, there was $2.3 million and $1.8 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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
Distribution and Servicing Plan
On August 9, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class I, Class D, and Class F on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class I shares	—
Class D shares	0.25%
Class F shares	0.50%
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
For the three months ended March 31, 2023 and 2022, the Company accrued distribution and shareholder servicing fees of $0.3 million and $0.0 million attributable to Class D shares, respectively, and $2.8 million and $0.3 million attributable to Class F shares. For the three months ended March 31, 2022, all distribution and shareholder servicing fees were waived. As of March 31, 2023 and December 31, 2022, there was $1.1 million and $1.0 million, respectively, of shareholder servicing fees payable to the Managing Dealer.

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

For the three months ended March 31, 2023 and 2022, the Adviser made Expense Payments in the amount of $0.0 million and $2.8 million, respectively. For the three months ended March 31, 2023 and March 31, 2022, there were no Reimbursement Payments made to the Adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three months ended March 31, 2022:

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,623,067	$6,558,981	98.58%	$5,755,124	$5,614,718	98.22%
Second lien debt	47,852	46,315	0.70	47,764	45,248	0.79
Unsecured debt	17,099	16,890	0.25	26,302	25,512	0.45
Structured finance investments	29,011	28,824	0.43	28,929	28,737	0.50
Equity investments	2,242	2,469	0.04	2,067	2,306	0.04
Total	$6,719,271	$6,653,479	100.00%	$5,860,186	$5,716,521	100.00%
The industry composition of investments at fair value was as follows:

	March 31, 2023		December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,288,321	19.36%	$1,158,262	20.26%
Health Care Providers	779,681	11.72	660,631	11.56
Industrial Support Services	746,764	11.22	567,804	9.93
Media	566,703	8.52	505,035	8.83
Consumer Services	458,931	6.90	458,248	8.02
Non-life Insurance	375,824	5.65	317,816	5.56
Medical Equipment and Services	327,070	4.92	210,831	3.69
Travel and Leisure	297,999	4.48	159,763	2.79
General Industrials	272,688	4.10	265,463	4.64
Pharmaceuticals and Biotechnology	267,703	4.02	196,435	3.44
Industrial Engineering	214,840	3.23	186,373	3.26
Aerospace and Defense	208,585	3.13	169,856	2.97
Personal Care, Drug and Grocery Stores	108,830	1.64	117,320	2.05
Automobiles and Parts	107,268	1.60	118,440	2.07
Technology Hardware and Equipment	95,877	1.44	93,161	1.63
Food Producers	88,938	1.34	86,977	1.52
Personal Goods	72,511	1.09	70,050	1.23
Telecommunications Service Providers	62,336	0.94	71,695	1.25
Industrial Transportation	51,205	0.77	50,090	0.88
Finance and Credit Services	49,000	0.74	48,448	0.85
Real Estate Investment and Services	44,253	0.67	44,822	0.78
Gas, Water and Multi-utilities	43,990	0.66	43,242	0.76
Structured Finance	28,824	0.43	28,737	0.50
Retailers	18,033	0.27	20,322	0.36
Household Goods and Home Construction	16,482	0.25	17,918	0.31
Telecommunications Equipment	14,351	0.22	6,445	0.11
Electricity	12,582	0.18	8,639	0.15
Chemicals	12,029	0.18	6,960	0.12
Investment Banking and Brokerage Services	9,229	0.14	7,606	0.13
Life Insurance	5,718	0.09	5,628	0.10
Industrial Metals and Mining	2,941	0.04	2,922	0.05

Leisure Goods	1,990	0.03	8,498	0.15
Construction and Materials	1,073	0.02	1,162	0.03
Electronic and Electrical Equipment	910	0.01	922	0.02
Total	$6,653,479	100.00%	$5,716,521	100.00%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,364	$269,929	4.06%	7.30%
Canada	47,610	45,540	0.68	1.23
France	24,544	25,903	0.39	0.70
Italy	122,967	130,071	1.95	3.52
Spain	31,383	30,934	0.46	0.84
Taiwan	43,600	41,709	0.63	1.13
United Kingdom	314,391	321,822	4.84	8.71
United States	5,863,412	5,787,571	86.99	156.59
Total	$6,719,271	$6,653,479	100.00%	180.02%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,143	$269,430	4.71%	7.80%
Canada	40,335	37,399	0.65	1.08
France	24,513	25,139	0.44	0.73
Italy	122,826	127,443	2.23	3.69
Spain	31,337	29,958	0.52	0.87
Taiwan	43,619	42,321	0.74	1.22
United Kingdom	240,099	241,933	4.23	7.00
United States	5,086,314	4,942,898	86.48	143.05
Total	$5,860,186	$5,716,521	100.00%	165.44%
As of March 31, 2023 and December 31, 2022, there were three and zero investments in the portfolio on non-accrual status, respectively.
As of March 31, 2023 and December 31, 2022, on a fair value basis, 99.2% and 99.1%, respectively, of performing debt investments bore interest at a floating rate and 0.8% and 0.9%, respectively, of performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of investments and cash equivalents:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$784,648	$5,774,333	$6,558,981
Second lien debt	—	28,267	18,048	46,315
Unsecured debt	—	14,975	1,915	16,890
Structured finance investments	—	28,824	—	28,824
Equity investments	—	—	2,469	2,469
Total investments	$—	$856,714	$5,796,765	$6,653,479
Cash equivalents	$92,622	$—	$—	$92,622

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$732,325	$4,882,393	$5,614,718
Second lien debt	—	36,454	8,794	45,248
Unsecured debt	—	23,906	1,606	25,512
Structured finance investments	—	28,737	—	28,737
Equity investments	—	—	2,306	2,306
Total investments	$—	$821,422	$4,895,099	$5,716,521
Cash equivalents	$53,347	$—	$—	$53,347
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments (1)	861,403	—	377	579	862,359
Proceeds from principal repayments and sales of investments	(30,581)	—	—	(52)	(30,633)
Accretion of discount/amortization of premium	7,981	33	9	—	8,023
Net realized gain (loss)	(893)	—	—	(353)	(1,246)
Net change in unrealized appreciation (depreciation)	58,744	(242)	(77)	(11)	58,414
Transfers into Level 3 (2)	—	9,463	—	—	9,463
Transfers out of Level 3 (2)	(4,714)	—	—	—	(4,714)
Fair value, end of period	$5,774,333	$18,048	$1,915	$2,469	$5,796,765
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2023	$57,176	$(242)	$(79)	$(11)	$56,844
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended March 31, 2022
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments(1)	896,754	67	896,821
Proceeds from principal repayments and sales of investments	(55,373)	—	(55,373)
Accretion of discount/amortization of premium	759	—	759
Net realized gain (loss)	14	—	14
Net change in unrealized appreciation (depreciation)	(1,931)	—	(1,931)
Transfers into Level 3(2)	—	—	—
Transfers out of Level 3(2)	—	—	—
Fair value, end of period	$840,223	$67	$840,290
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2022	$(1,931)	$—	$(1,931)
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

	March 31, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$4,978,384	Yield analysis	Discount rate	8.41%	18.32%	11.88%
Investments in second lien debt	8,686	Yield analysis	Discount rate	13.90%	13.90%	13.90%
Investments in unsecured debt	1,915	Yield analysis	Discount rate	13.43%	15.28%	14.32%
Investments in preferred equity	2,160	Yield analysis	Discount rate	8.28%	17.79%	13.07%
Investments in common equity	309	Discounted cash flow	Discount rate	7.50%	15.00%	11.96%
			Exit multiple	10.00x	10.00x	10.00x
			Cap Rate	5.25%	5.25%	5.25%
(1)As of March 31, 2023, included within the fair value of Level 3 assets of $5,796,765 is an amount of $805,311 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.

	December 31, 2022
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$3,848,793	Yield analysis	Discount rate	8.14%	17.70%	11.47%
Investments in unsecured debt	704	Yield analysis	Discount rate	14.70%	14.70%	14.70%
Investments in equity	2,108	Yield analysis	Discount rate	7.08%	16.95%	11.96%
	198	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x
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
Financial Instruments Not Carried at Fair Value
Debt

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$604,569	$604,569	$453,663	$453,663
HLEND B Funding Facility	512,560	512,560	482,084	482,084
HLEND C Funding Facility	100,000	100,000	—	—
HLEND D Funding Facility	—	—	—	—
Revolving Credit Facility	684,589	684,589	704,819	704,819
November 2025 Notes(1)	169,019	171,424	168,462	170,628
November 2027 Notes(1)	154,733	157,730	153,958	156,354
March 2026 Notes(1)	276,923	279,400	—	—
March 2028 Notes(1)	124,892	126,012	—	—
Short-Term Borrowings	373,745	373,745	379,081	379,081
Total	$3,001,030	$3,010,029	$2,342,067	$2,346,629
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $1.7 million, $1.6 million, $2.5 million and $1.1 million, respectively, as of March 31, 2023 and includes the increase in the notes carrying value of $0.7 million, $1.4 million, $3.4 million and $2.0 million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.9 million and $1.7 million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

The following table presents the fair value hierarchy of the Company’s debt obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	3,010,029	2,346,629
Total	$3,010,029	$2,346,629

As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The Company enters into swap contracts in the normal course of business to manage its interest rate risk exposure. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same security type and counterparty under a master netting arrangement.

During the three months ended March 31, 2023 and 2022, the average notional exposure for foreign currency forward contracts were $249.8 million and $1.1 million, respectively, and the average notional exposure for interest rate swaps were $262.5 million and $0.0 million, respectively.

The following table summarizes the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$120	$—	$120	$3,012
Interest rate swaps	—	7,489	—	7,489	562,500
Total derivative assets, at fair value	$—	$7,609	$—	$7,609	$565,512

Derivative Liabilities
Foreign currency forward contracts	$—	$(4,761)	$—	$(4,761)	$255,549
Total derivative liabilities, at fair value	$—	$(4,761)	$—	$(4,761)	$255,549

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,125	$—	$1,125	$123,895
Interest rate swaps	—	991	—	991	162,500
Total derivative assets, at fair value	$—	$2,116	$—	$2,116	$286,395

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,261)	$—	$(3,261)	$117,375
Total derivative liabilities, at fair value	$—	$(3,261)	$—	$(3,261)	$117,375

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$(2,505)	$18
Realized gain (loss) on foreign currency forward contracts	$(529)	$—

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022.

		March 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$120	$(4,761)	$(4,641)	$—	$(4,641)
Goldman Sachs Bank USA	Derivative assets, at fair value	$7,489	$—	$7,489	$(7,489)	$—
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

The table below presents the impact to the Consolidated Statements of Operations from Derivative Assets and Liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2023 and 2022.

For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest rate swaps	$7,489	$—
Hedged items	$(7,773)	$—

The table below presents the carrying value of unsecured borrowings as of March 31, 2023 and December 31, 2022, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

	March 31, 2023		December 31, 2022
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$563,691	$(7,773)	$322,420	$(953)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 223.18% and 247.37%.
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
As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities and the Unsecured Notes.

As of March 31, 2023 and December 31, 2022, the Company had four and two SPV Financing Facilities, respectively, as discussed below.
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

As of March 31, 2023, the maximum principal amount under the Agreement was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on July 19, 2025 and the HLEND B Funding Facility will mature and all amounts outstanding under credit facility must be repaid by July 19, 2027.
HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent (the “HLEND C Funding Facility”), Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.95% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

The initial principal amount of the HLEND C Funding Facility was $400 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (“HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent.

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to Dollar Advances, Term SOFR, (b) with respect to GBP Advances, Adjusted Cumulative Compounded SONIA, (c) with respect to Euro Advances, EURIBOR, (d) with respect to CAD Advances, CDOR, and (e) with respect to AUD Advances, BBSW, plus (ii) the Applicable Margin of 2.90% per annum, plus (iii) in the case of any Advance denominated in an Available Currency (other than Dollars), the Foreign Currency Advance Margin of 0.15% per annum.

The initial principal amount of the HLEND D Funding Facility was $250 million. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. All amounts outstanding under the credit facility must be repaid by March 31, 2028.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility,” together with HLEND A Funding Facility, HLEND B Funding Facility, HLEND C Funding Facility, and HLEND D Funding Facility the “Credit Facilities”) (as amended on November 3, 2022) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, MUFG Bank, LTD., Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, as joint bookrunners and joint lead arrangers.
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

November 2027 Notes

On November 14, 2022, the Company entered into the 2022 Note Purchase Agreement governing the issuance of $155 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “November 2027 Notes”) to institutional investors in a private placement. The November 2027 Notes have a fixed interest rate of 8.43% per annum and are due on November 14, 2027. Interest on the November 2027 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the November 2027 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the November 2027 Notes at par if certain change in control events occur. The November 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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

March 2026 Notes

On March 15, 2023, the Company entered into a Master Note Purchase Agreement (the “2023 Note Purchase Agreement”) governing the issuance of $276 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “March 2026 Notes”) to institutional investors in a private placement. The March 2026 Notes have a fixed interest rate of 8.12% per annum and are due on March 15, 2026. Interest on the March 2026 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the March 2026 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the March 2026 Notes at par if certain change in control events occur. The March 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the March 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.12% per annum and pays a floating interest rate of SOFR + 3.761% per annum on $276 million of the March 2026 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

March 2028 Notes

On March 15, 2023, the Company entered into the 2023 Note Purchase Agreement governing the issuance of $124 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “March 2028 Notes,” together with the November 2025 Notes, the November 2027 Notes and March 2026 Notes, the “Unsecured Notes”) to institutional investors in a private placement. The March 2028 Notes have a fixed interest rate of 8.17% per annum and are due on March 15, 2028. Interest on the March 2028 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the March 2028 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the March 2028 Notes at par if certain change in control events occur. The March 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the March 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.18% per annum and pays a floating interest rate of SOFR + 4.241% per annum on $124 million of the March 2028 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

As of March 31, 2023, the Company had $373.7 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $461.6 million as of March 31, 2023.

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

The Company’s outstanding debt obligations were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,569	$604,569	$195,431	$12,242
HLEND B Funding Facility(4)	1,000,000	512,560	512,560	487,440	403,425
HLEND C Funding Facility	400,000	100,000	100,000	300,000	235,548
HLEND D Funding Facility	250,000	—	—	250,000	—
Revolving Credit Facility(5)	1,125,000	684,589	684,589	440,411	440,411
November 2025 Notes(6)	170,000	170,000	169,019	—	—
November 2027 Notes(6)	155,000	155,000	154,733	—	—
March 2026 Notes(7)	276,000	276,000	276,923	—	—
March 2028 Notes(7)	124,000	124,000	124,892	—	—
Short-Term Borrowings	373,745	373,745	373,745	—	—
Total	$4,673,745	$3,000,463	$3,001,030	$1,673,282	$1,091,626
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 132.4 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 102.6 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.7 million and $1.6 million, respectively, as of March 31, 2023 and includes the change in the notes carrying value of $0.7 million and $1.4 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $2.5 million and $1.1 million, respectively, as of March 31, 2023 and includes the change in the notes carrying value of $3.4 million and $2.0 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$453,663	$453,663	$346,337	$138,870
HLEND B Funding Facility(4)	1,000,000	482,084	482,084	517,916	104,760
Revolving Credit Facility(5)	1,125,000	704,819	704,819	420,181	420,181
November 2025 Notes(6)	170,000	170,000	168,462	—	—
November 2027 Notes(6)	155,000	155,000	153,958	—	—
Short-Term Borrowings	379,081	379,081	379,081	—	—
Total	$3,629,081	$2,344,647	$2,342,067	$1,284,434	$663,811
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

As of March 31, 2023 and December 31, 2022, $34.6 million and $16.6 million, respectively, of interest expense and $1.0 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2023 and March 31, 2022, the weighted average interest rate on all borrowings outstanding was 7.63% and 8.14% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $2,672.4 million and $104.3 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Borrowing interest expense	$46,521	$813
Facility unused fees	2,155	356
Amortization of financing and debt issuance costs	1,571	156
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	7,489	—
Hedged items	(7,773)	—
Total interest expense	$49,963	$5,750
Cash paid for interest expense	$31,810	$4,580
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

As of March 31, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $792.8 million and $895.9 million, respectively.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management is not aware of any pending or threatened material litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase Agreements. As of March 31, 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Provider, the Company agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. For the three months ended March 31, 2022, financing fees of $3.4 million, were paid to the Financing Provider, which are included in interest expense on the Consolidated Statements of Operations.

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

For the three months ended March 31, 2022, $1.1 million, of fees (the “backstop fees”) were paid to the two non-affiliated guarantors, which are included in interest expense on the Consolidated Statements of Operations.
For the three months ended March 31, 2022, all of the income, expenses and mark-to-market gain/loss under all Purchase Agreements, in addition to other economic rights and obligations held by the Company, were recognized in the Company’s consolidated financial statements.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class S, Class I, Class D, and Class F common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, the Adviser purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D Shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of the Adviser, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of March 31, 2023 and December 31, 2022, no Class S shares were outstanding.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	903,666	$21,893
Share transfers between classes	675,921	16,465
Distributions reinvested	352,176	8,526
Share repurchases	(377,320)	(9,207)
Early repurchase deduction	—	15
Net increase (decrease)	1,554,443	$37,692
CLASS D
Subscriptions	1,249,379	$30,400
Share transfers between classes	—	—
Distributions reinvested	182,009	4,406
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	1,431,388	$34,814
CLASS F
Subscriptions	4,126,357	$100,409
Share transfers between classes	(675,921)	(16,465)
Distributions reinvested	1,012,997	24,524
Share repurchases	(681,306)	(16,624)
Early repurchase deduction	—	39
Net increase (decrease)	3,782,127	$91,883
Total net increase (decrease)	6,767,958	$164,389

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	10,707,249	$268,044
Share transfers between classes	—	—
Distributions reinvested	29,909	751
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	10,737,158	$268,795
CLASS D
Subscriptions	4,699,275	$117,825
Share transfers between classes	—	—
Distributions reinvested	2,158	54
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,701,433	$117,879
CLASS F
Subscriptions	20,951,925	$524,684
Share transfers between classes	—	—
Distributions reinvested	27,671	694
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	20,979,596	$525,378
Total net increase (decrease)	36,418,187	$912,052

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class I, Class D and Class F common shares of beneficial interest during the three months ended March 31, 2023 and 2022:

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
January 31, 2023	$—	$24.36	$24.36	$24.36
February 28, 2023	$—	$24.56	$24.56	$24.56
March 31, 2023	$—	$24.40	$24.40	$24.40
(1) Class S has not commenced operations as of March 31, 2023.

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
(1) Class S has not commenced operations as of March 31, 2022.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class I, Class D, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.18100	$6,441
February 28, 2023	February 28, 2023	March 31, 2023	0.19000	6,980
March 28, 2023	March 31, 2023	April 28, 2023	0.20300	7,518
Total			$0.57400	$20,939

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17590	$3,173
February 28, 2023	February 28, 2023	March 31, 2023	0.18530	3,351
March 28, 2023	March 31, 2023	April 28, 2023	0.19780	3,752
Total			$0.55900	$10,276

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17090	$16,003
February 28, 2023	February 28, 2023	March 31, 2023	0.18070	16,992
March 28, 2023	March 31, 2023	April 28, 2023	0.19260	18,590
Total			$0.54420	$51,585
(1) Distributions per share are net of shareholder servicing and/or distribution fees.
(2) Distributions per share include variable supplemental distributions of $0.021, $0.030, and $0.043 for January, February and March, respectively, for all share classes outstanding.

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
Through March 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5740	$20,939	$0.5590	$10,276	$0.5442	$51,585
Net realized gains	—	—	—	—	—	—
Total	$0.5740	$20,939	$0.5590	$10,276	$0.5442	$51,585
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of Common Shares during the three months ended March 31, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2818	$2,530	$0.2818	$860	$0.2818	$4,710
Net realized gains	—	—	—	—	—	—
Total	$0.2818	$2,530	$0.2818	$860	$0.2818	$4,710

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,830	1,058,626	0.73%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

There were no share repurchases during the three months ended March 31, 2022.

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$23.88	$23.88	$23.88
Net investment income (1)	0.67	0.65	0.64
Net unrealized and realized gain (loss) (2)	0.42	0.43	0.42
Net increase (decrease) in net assets resulting from operations	1.09	1.08	1.06
Distributions from net investment income (3)	(0.57)	(0.56)	(0.54)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.57)	(0.56)	(0.54)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	0.52	0.52	0.52
Net asset value, end of period	$24.40	$24.40	$24.40
Shares outstanding, end of period	36,656,322	18,969,647	95,841,639
Total return based on NAV (4)	4.60%	4.53%	4.47%
Ratios:
Ratio of net expenses to average net assets (5)	8.90%	9.18%	9.39%
Ratio of net investment income to average net assets (5)	11.23%	11.01%	10.71%
Portfolio turnover rate	1.77%	1.77%	1.77%
Supplemental Data:
Net assets, end of period	$894,448	$462,874	$2,338,568
Asset coverage ratio	223.2%	223.2%	223.2%
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

(5)For the three months ended March 31, 2023, amounts are annualized except for non-recurring expenses.
(6)The per share amount rounds to less than $0.01 per share.

The following are the financial highlights for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	0.44	0.38	0.43
Net unrealized and realized gain (loss) (2)	(0.07)	(0.01)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.37	0.37	0.37
Distributions from net investment income (3)	(0.28)	(0.28)	(0.28)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.28)	(0.28)	(0.28)
Total increase (decrease) in net assets	0.09	0.09	0.09
Net asset value, end of period	$25.09	$25.09	$25.09
Shares outstanding, end of period	10,737,258	4,701,433	20,979,596
Total return based on NAV (4)	1.49%	1.49%	1.49%
Ratios:
Ratio of net expenses to average net assets (5)	5.54%	3.23%	5.14%
Ratio of net investment income to average net assets (5)	11.13%	9.66%	10.87%
Portfolio turnover rate	8.86%	8.86%	8.86%
Supplemental Data:
Net assets, end of period	$269,356	$117,937	$526,293
Asset coverage ratio	487.7%	487.7%	487.7%
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
(5)For the three months ended March 31, 2022, amounts are annualized except for non-recurring expenses. For the three months ended March 31, 2022, the ratio of total operating expenses to average net assets was 9.21%, 6.63% and 9.21% on Class I, Class D and Class F respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 3.67%, 3.40% and 4.08% on Class I, Class D and Class F, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2023, except as discussed below.

Subscriptions
The Company received $64.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective April 1, 2023.

The Company received $73.7 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective May 1, 2023.

Distributions Declarations

On April 28, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1550 per Class D share, and $0.1500 per Class F share, all of which are payable on May 31, 2023 to shareholders of record as of April 30, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0440 for all share classes outstanding, all of which are payable on May 31, 2023 to shareholders of record as of April 30, 2023.

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
Under our Investment Advisory Agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation (including salaries, bonuses and benefits) and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended March 31, 2023	As of and for the three months ended March 31, 2022
Total investments, beginning of period	$5,860,186	$—
New investments purchased	989,368	1,337,782
Net accretion of discount on investments	8,903	817
Net realized gain (loss) on investments	(10,731)	17
Investments sold or repaid	(128,455)	(64,490)
Total investments, end of period	$6,719,271	$1,274,126
The following table presents certain selected information regarding our investment portfolio:

	March 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.5%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	11.6%	11.1%
Number of portfolio companies	209	195
Weighted average EBITDA(2)	$181	$178
Weighted average loan-to-value (“LTV”) (3)	41%	41%
Percentage of debt investments bearing a floating rate, at fair value	99.2%	99.1%
Percentage of debt investments bearing a fixed rate, at fair value	0.8%	0.9%
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

Our investments consisted of the following:

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,623,067	$6,558,981	98.58%	$5,755,124	$5,614,718	98.22%
Second lien debt	47,852	46,315	0.70	47,764	45,248	0.79
Unsecured debt	17,099	16,890	0.25	26,302	25,512	0.45
Structured finance investments	29,011	28,824	0.43	28,929	28,737	0.50
Equity investments	2,242	2,469	0.04	2,067	2,306	0.04
Total	$6,719,271	$6,653,479	100.00%	$5,860,186	$5,716,521	100.00%

As of March 31, 2023 and December 31, 2022, there were three and zero investments on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$6,617,930	99.50%	$5,714,215	100.00%
Non-accrual	33,080	0.50	—	—
Total	$6,651,010	100.00%	$5,714,215	100.00%
The table below describes investments by industry composition based on fair value:

	March 31, 2023	December 31, 2022
Software and Computer Services	19.36%	20.26%
Health Care Providers	11.72	11.56
Industrial Support Services	11.22	9.93
Media	8.52	8.83
Consumer Services	6.90	8.02
Non-life Insurance	5.65	5.56
Medical Equipment and Services	4.92	3.69
Travel and Leisure	4.48	2.79
General Industrials	4.10	4.64
Pharmaceuticals and Biotechnology	4.02	3.44
Industrial Engineering	3.23	3.26
Aerospace and Defense	3.13	2.97
Personal Care, Drug and Grocery Stores	1.64	2.05
Automobiles and Parts	1.60	2.07
Technology Hardware and Equipment	1.44	1.63
Food Producers	1.34	1.52
Personal Goods	1.09	1.23
Telecommunications Service Providers	0.94	1.25
Industrial Transportation	0.77	0.88
Finance and Credit Services	0.74	0.85
Real Estate Investment and Services	0.67	0.78
Gas, Water and Multi-utilities	0.66	0.76
Structured Finance	0.43	0.50
Retailers	0.27	0.36
Household Goods and Home Construction	0.25	0.31
Telecommunications Equipment	0.22	0.11
Electricity	0.18	0.15
Chemicals	0.18	0.12
Investment Banking and Brokerage Services	0.14	0.13
Life Insurance	0.09	0.10
Industrial Metals and Mining	0.04	0.05
Leisure Goods	0.03	0.15
Construction and Materials	0.02	0.03
Electronic and Electrical Equipment	0.01	0.02
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2023	December 31, 2022
Australia	4.06%	4.71%
Canada	0.68	0.65
France	0.39	0.44
Italy	1.95	2.23
Spain	0.46	0.52
Taiwan	0.63	0.74
United Kingdom	4.84	4.23
United States	86.99	86.48
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total investment income	$178,776	$18,169
Net expenses	82,158	5,787
Net investment income before excise tax	96,618	12,382
Excise tax expense	(5)	—
Net investment income after excise tax	96,623	12,382
Net realized gain (loss)	(11,429)	301
Net change in unrealized appreciation (depreciation)	73,835	(3,052)
Net increase (decrease) in net assets resulting from operations	$159,029	$9,631
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income
Investment income, was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$173,642	$17,438
Payment-in-kind interest income	4,730	617
Other income	404	114
Total investment income	$178,776	$18,169
For the three months ended March 31, 2023, total investment income was $178.8 million, driven by our deployment of capital and income earned on the investments. The size of our investment portfolio at fair value was $6,653.5 million and our weighted average yield on debt and income producing securities at fair value was 11.6%.

For the three months ended March 31, 2022, total investment income was $18.2 million, driven by our deployment of capital and income earned on the investments funded by the Financing Provider under the Warehousing Transactions. The size of our investment portfolio at fair value was $1,270.9 million and our weighted average yield on debt and income producing securities at fair value was 6.8%.
Expenses
Expenses were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest expense	$49,963	$5,750
Management fees	11,188	1,425
Income based incentive fee	14,248	1,016
Distribution and shareholder servicing fees
Class D	275	31
Class F	2,835	331
Professional fees	919	412
Board of Trustees’ fees	141	138
Administrative service expenses	573	214
Other general & administrative	1,651	551
Amortization of continuous offering costs	365	353
Excise tax expense	(5)	—
Total expenses (including excise tax expense)	82,153	10,221
Expense support	—	(2,827)
Reimbursable expenses previously borne by Adviser	—	1,196
Distribution and shareholder servicing fees waived	—	(362)
Management fees waived	—	(1,425)
Incentive fees waived	—	(1,016)
Net expenses (including excise tax expense)	$82,153	$5,787
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $50.0 million for the three months ended March 31, 2023 from $5.8 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, and Unsecured Notes. The average principal debt outstanding increased to $2,672.4 million for the three months ended March 31, 2023 from $104.3 million for the same period in the prior year.

Management Fees
Management fees increased to $11.2 million for the three months ended March 31, 2023 from $1.4 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser had agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $1.4 million for the three months ended March 31, 2022.
Income Based Incentive Fee
Income based incentive fees increased to $14.2 million for the three months ended March 31, 2023 from $1.0 million for the same period in the prior year primarily due to our deployment of capital. The Adviser had agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $1.0 million for the three months ended March 31, 2022.
Capital Gains Incentive Fees
For the three months ended March 31, 2023 and 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses since inception. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $6.8 million for the three months ended March 31, 2023, from $2.0 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2023, the Administrator charged $0.6 million, an increase from $0.2 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
For the three months ended March 31, 2023 and 2022, we incurred U.S. federal excise tax of $(0.0) million and $0.0 million, respectively.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Non-controlled/non-affiliated investments	$(10,731)	$17
Foreign currency forward contracts	(529)	—
Foreign currency transactions	(169)	284
Net realized gain (loss)	$(11,429)	$301
For the three months ended March 31, 2023, we generated realized loss of $11.4 million, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of a debt investment and foreign currency forwards contracts.

For the three months ended March 31, 2022, we generated realized gains of $0.3 million, which was primarily comprised of net realized gains on foreign currency transactions.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Non-controlled/non-affiliated investments	$77,873	$(3,156)
Foreign currency forward contracts	(2,505)	18
Translation of assets and liabilities in foreign currencies	(1,533)	86
Net change in unrealized appreciation (depreciation)	$73,835	$(3,052)
For the three months ended March 31, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.

For the three months ended March 31, 2022, the fair value of our debt investments decreased due to spread widening in the credit markets.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.
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
As of March 31, 2023 and December 31, 2022, we had four and two asset-based leverage facilities, one and one corporate-level revolving credit facility, and four and two unsecured note issuances, respectively. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023 and December 31, 2022, we had an aggregate amount of $3,000.5 million and $2,344.6 million, respectively, of debt outstanding and our asset coverage ratio was 223.18% and 247.37%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of March 31, 2023, taken together with our $1,673.3 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2023, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $856.7 million of syndicated loans and other liquid investments as of March 31, 2023, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the three months ended March 31, 2023, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2023, we had $120.1 million in cash and cash equivalents. During the three months ended March 31, 2023, cash used in operating activities was $684.4 million, primarily as a result of funding portfolio investments of $965.6 million and partially offset by proceeds from sale of investments and principal repayments of $109.3 million and other operating uses of $171.8 million. Cash provided by financing activities was $730.3 million during the period, primarily as a result of new share issuances related to $152.7 million of subscriptions and net borrowings of $654.2 million.

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

Equity
The following table summarizes transactions in Common Shares of beneficial interest during the three months ended March 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	903,666	$21,893
Share transfers between classes	675,921	16,465
Distributions reinvested	352,176	8,526
Share repurchases	(377,320)	(9,207)
Early repurchase deduction	—	15
Net increase (decrease)	1,554,443	$37,692
CLASS D
Subscriptions	1,249,379	$30,400
Share transfers between classes	—	—
Distributions reinvested	182,009	4,406
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	1,431,388	$34,814
CLASS F
Subscriptions	4,126,357	$100,409
Share transfers between classes	(675,921)	(16,465)
Distributions reinvested	1,012,997	24,524
Share repurchases	(681,306)	(16,624)
Early repurchase deduction	—	39
Net increase (decrease)	3,782,127	$91,883
Total net increase (decrease)	6,767,958	$164,389

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended March 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	10,707,249	$268,044
Share transfers between classes	—	—
Distributions reinvested	29,909	751
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	10,737,158	$268,795
CLASS D
Subscriptions	4,699,275	$117,825
Share transfers between classes	—	—
Distributions reinvested	2,158	54
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	4,701,433	$117,879
CLASS F
Subscriptions	20,951,925	$524,684
Share transfers between classes	—	—
Distributions reinvested	27,671	694
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	20,979,596	$525,378
Total net increase (decrease)	36,418,187	$912,052

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.18100	$6,441
February 28, 2023	February 28, 2023	March 31, 2023	0.19000	6,980
March 28, 2023	March 31, 2023	April 28, 2023	0.20300	7,518
Total			$0.57400	$20,939

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17590	$3,173
February 28, 2023	February 28, 2023	March 31, 2023	0.18530	3,351
March 28, 2023	March 31, 2023	April 28, 2023	0.19780	3,752
Total			$0.55900	$10,276

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17090	$16,003
February 28, 2023	February 28, 2023	March 31, 2023	0.18070	16,992
March 28, 2023	March 31, 2023	April 28, 2023	0.19260	18,590
Total			$0.54420	$51,585
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Distributions per share include variable supplemental distributions of $0.021, $0.030, and $0.043 for January, February and March, respectively, for all share classes outstanding

The following table presents distributions that were declared during the three months ended March 31, 2022 (dollar amounts in thousands, except per share amounts):

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.5740	$20,939	$0.5590	$10,276	$0.5442	$51,585
Net realized gains	—	—	—	—	—	—
Total	$0.5740	$20,939	$0.5590	$10,276	$0.5442	$51,585

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.2818	$2,530	$0.2818	$860	$0.2818	$4,710
Net realized gains	—	—	—	—	—	—
Total	$0.2818	$2,530	$0.2818	$860	$0.2818	$4,710
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
The following table further summarizes the share repurchases completed during the three months ended March 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,830	1,058,626	0.73%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

There were no share repurchases during the three months ended March 31, 2022.

Borrowings
Our outstanding debt obligations were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,569	$604,569	$195,431	$12,242
HLEND B Funding Facility(4)	1,000,000	512,560	512,560	487,440	403,425
HLEND C Funding Facility	400,000	100,000	100,000	300,000	235,548
HLEND D Funding Facility	250,000	—	—	250,000	—
Revolving Credit Facility(5)	1,125,000	684,589	684,589	440,411	440,411
November 2025 Notes(6)	170,000	170,000	169,019	—	—
November 2027 Notes(6)	155,000	155,000	154,733	—	—
March 2026 Notes(7)	276,000	276,000	276,923	—	—
March 2028 Notes(7)	124,000	124,000	124,892	—	—
Short-Term Borrowings	373,745	373,745	373,745	—	—
Total	$4,673,745	$3,000,463	$3,001,030	$1,673,282	$1,091,626

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 132.4 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 102.6 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.7 million and $1.6 million, respectively, as of March 31, 2023 and includes the change in the notes carrying value of $0.7 million and $1.4 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $2.5 million and $1.1 million, respectively, as of March 31, 2023 and includes the change in the notes carrying value of $3.4 million and $2.0 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$453,663	$453,663	$346,337	$138,870
HLEND B Funding Facility(4)	1,000,000	482,084	482,084	517,916	104,760
Revolving Credit Facility(5)	1,125,000	704,819	704,819	420,181	420,181
November 2025 Notes(6)	170,000	170,000	168,462	—	—
November 2027 Notes(6)	155,000	155,000	153,958	—	—
Short-Term Borrowings	379,081	379,081	379,081	—	—
Total	$3,629,081	$2,344,647	$2,342,067	$1,284,434	$663,811
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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and other short-term borrowings as of March 31, 2023, is as follows:

	March 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$604,569	$—	$—	$604,569	$—
HLEND B Funding Facility	512,560	—	—	512,560	—
HLEND C Funding Facility	100,000	—	—	—	100,000
HLEND D Funding Facility	—	—	—	—	—
Revolving Credit Facility	684,589	—	—	684,589	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
Short-Term Borrowings	373,745	373,745	—	—	—
Total	$3,000,463	$373,745	$446,000	$2,080,718	$100,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $792.8 million and $895.9 million, respectively.

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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management is not aware of any pending or threatened litigation.
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
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	N/A	N/A
Class I (no upfront placement fee)	February 3, 2022	4.60%
Class I (with upfront placement fee)	February 3, 2022	2.50%
Class D (no upfront placement fee)	February 3, 2022	4.53%
Class D (with upfront placement fee)	February 3, 2022	2.44%
Class F (no upfront placement fee)	February 3, 2022	4.47%
Class F (with upfront placement fee)	February 3, 2022	2.38%
(1)Performance is through March 31, 2023 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan. Amounts are not annualized.
(2)Class S has not commenced operations as of March 31, 2023.
Recent Developments
Subscriptions
The Company received $64.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective April 1, 2023.

The Company received $73.7 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective May 1, 2023.

Distributions Declarations

On April 28, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1550 per Class D share, and $0.1500 per Class F share, all of which are payable on May 31, 2023 to shareholders of record as of April 30, 2023. Additionally, the

Company’s Board declared variable supplemental distributions of $0.0440 for all share classes outstanding, all of which are payable on May 31, 2023 to shareholders of record as of April 30, 2023.
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
As of March 31, 2023, 99.2% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$204,960	$(85,139)	$119,821
Up 200 basis points	136,640	(56,759)	79,881
Up 100 basis points	68,320	(28,380)	39,940
Down 100 basis points	(68,320)	28,380	(39,940)
Down 200 basis points	(136,640)	56,759	(79,881)

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 28, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 28, 2023, except as set forth below.

The Company is Subject to Risks Relating to Volatility in the Banking Sector.

In March 2023, Silicon Valley Bank and Signature Bank were closed by U.S. state regulators and placed under receivership by the U.S. Federal Deposit Insurance Corporation (“FDIC”), and in May 2023, JPMorgan Chase acquired a substantial majority of assets and assumed certain liabilities of First Republic Bank. Following these high-profile events, several other U.S. and non-U.S. banking institutions experienced sell-offs and/or significant declines to their share prices, with several being placed on “watch lists,” suffering ratings downgrades and/or receiving emergency funding from governments. At this time, it is not clear if there will be additional banking institution failures and whether (and to what extent) U.S. or non-U.S. governments will intervene to support the relevant banking institutions. The impact of the banking sector’s volatility on the financial system and broader economy could be significant.

If the banking institutions used by the Company fail or are impacted by such volatility, such events could have a material adverse effect on the Company and its shareholders (including loss of capital held at such banking institutions and/or an inability to meet its obligations to other counterparties). A large percentage of the Company’s assets are or may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which the Company maintains deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by the Company. Generally, the Company would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore the Company may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

If a banking institution that provides all or a part of a credit facility, other borrowings and/or other services to the Company fails, the Company could be unable to draw funds under such credit facilities and may not be able to obtain replacement credit facilities or other services from other lending institutions with similar terms. If the Company’s credit facilities and accounts are provided by the same banking institution, and such banking institution fails, the Company could face significant difficulties in funding any near-term obligations it has in respect of its investments or otherwise. Even if the banking institutions used by the Company remain solvent, continued volatility in the banking sector could cause or intensify an economic recession and make it more difficult for the Company to obtain or refinance its credit facilities and other indebtedness at all or on as favorable terms as could otherwise have been obtained.

Similarly, the banking institutions that the portfolio companies in which the Company invests have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, the Company and its shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to the Company’s investments. Generally, neither the Adviser nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which the Company invests. Instead, the Manager and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

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

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2023 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 2, 2023	March 2, 2023	$24.40	1,058,626	$25,830

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 814-01431), filed on March 14, 2023).

10.1
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

10.2
Master Note Purchase Agreement, dated March 15, 2023, by and among HPS Corporate Lending Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 20, 2023).

10.3
Revolving Credit and Security Agreement dated March 31, 2023 by and among HPS Corporate Lending Fund, as equity holder and collateral manager, HLEND Holdings D, L.P., as borrower, BNP Paribas, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 4, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Lending Fund

May 15, 2023	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 15, 2023	/s/ Robert Busch
Robert Busch
Chief Financial Officer