Form 10-Q
period 2023-06-30
HPS Corporate Lending Fund
filed 2023-08-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 10, 2023 was 0, 39,606,632, 22,150,799 and 103,824,166 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude August 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•actual and potential conflicts of interest with HPS Advisors, LLC (the “Adviser”) or any of its affiliates;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $7,053,034 and $5,860,186 at June 30, 2023 and December 31, 2022, respectively)	$7,025,359	$5,716,521
Cash and cash equivalents	187,828	74,241
Interest receivable	56,861	51,778
Deferred financing costs	28,863	20,187
Deferred offering costs	1,067	310
Derivative assets, at fair value (Note 6)	—	991
Receivable for investments sold	17,536	8,591
Other assets	966	410
Total assets	$7,318,480	$5,873,029
LIABILITIES
Debt (net of unamortized debt issuance costs of $6,409 and $3,572 at June 30, 2023 and December 31, 2022, respectively)	$3,137,808	$2,342,067
Payable for investments purchased	35,370	—
Interest payable	39,616	17,440
Derivative liabilities, at fair value (Note 6)	6,275	2,136
Due to affiliates	11,741	5,250
Distribution payable (Note 9)	32,319	39,090
Payable for share repurchases (Note 9)	98,594	9,814
Management fees payable (Note 3)	4,096	—
Income based incentive fees payable (Note 3)	17,211	—
Shareholder servicing fee payable	2,289	1,032
Accrued expenses and other liabilities	145	928
Total liabilities	3,385,464	2,417,757
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (159,094,173 and 144,699,650 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	1,591	1,447
Additional paid in capital	3,923,754	3,574,281
Distributable earnings (loss)	7,671	(120,456)
Total net assets	3,933,016	3,455,272
Total liabilities and net assets	$7,318,480	$5,873,029

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$949,403	$838,207
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	38,403,644	35,101,879
Net asset value per share	$24.72	$23.88
Class D Shares:
Net assets	$504,572	$418,798
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	20,410,089	17,538,259
Net asset value per share	$24.72	$23.88
Class F Shares:
Net assets	$2,479,041	$2,198,267
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	100,280,440	92,059,512
Net asset value per share	$24.72	$23.88

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$206,356	$36,341	$379,998	$53,779
Payment-in-kind interest income	8,161	1,024	12,891	1,641
Dividend income	47	—	47	—
Other income	1,241	385	1,645	499
Total investment income	215,805	37,750	394,581	55,919
Expenses:
Interest expense	61,600	3,049	111,563	8,799
Management fees	12,070	5,656	23,258	7,081
Income based incentive fee	17,211	3,319	31,459	4,335
Distribution and shareholder servicing fees
Class D	313	137	588	168
Class F	3,055	1,370	5,890	1,701
Professional fees	1,285	578	2,204	990
Board of Trustees’ fees	145	125	286	263
Administrative service expenses (Note 3)	581	539	1,154	753
Other general & administrative	2,044	702	3,695	1,253
Amortization of continuous offering costs	389	547	754	900
Total expenses	98,693	16,022	180,851	26,243
Expense support (Note 3)	—	(1,443)	—	(4,270)
Reimbursable expenses previously borne by Adviser (Note 3)	—	—	—	1,196
Distribution and shareholder servicing fees waived (Note 3)	—	(1,507)	—	(1,869)
Management fees waived (Note 3)	—	(5,656)	—	(7,081)
Incentive fees waived (Note 3)	—	(3,319)	—	(4,335)
Net expenses	98,693	4,097	180,851	9,884
Net investment income before excise tax	117,112	33,653	213,730	46,035
Excise tax expense	—	—	(5)	—
Net investment income after excise tax	117,112	33,653	213,735	46,035
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	365	61	(10,366)	78
Foreign currency forward contracts	(7,152)	82	(7,681)	82
Foreign currency transactions	27	2,989	(142)	3,273
Net realized gain (loss)	(6,760)	3,132	(18,189)	3,433
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	38,117	(67,845)	115,990	(71,001)
Foreign currency forward contracts	3,409	29	904	47
Translation of assets and liabilities in foreign currencies	(5,960)	4,436	(7,493)	4,522
Net change in unrealized appreciation (depreciation)	35,566	(63,380)	109,401	(66,432)
Net realized and change in unrealized gain (loss)	28,806	(60,248)	91,212	(62,999)
Net increase (decrease) in net assets resulting from operations	$145,918	$(26,595)	$304,947	$(16,964)

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Increase (decrease) in net assets from operations:
Net investment income	$117,112	$33,653	$213,735	$46,035
Net realized gain (loss)	(6,760)	3,132	(18,189)	3,433
Net change in unrealized appreciation (depreciation)	35,566	(63,380)	109,401	(66,432)
Net increase (decrease) in net assets resulting from operations	145,918	(26,595)	304,947	(16,964)
Distributions to common shareholders:
Class I	(23,136)	(8,757)	(44,075)	(11,287)
Class D	(12,317)	(3,882)	(22,593)	(4,742)
Class F	(58,567)	(19,450)	(110,152)	(24,160)
Net decrease in net assets resulting from distributions	(94,020)	(32,089)	(176,820)	(40,189)
Share transactions:
Class I:
Proceeds from shares sold	38,749	289,853	60,642	557,897
Share transfers between classes	—	—	16,465	—
Distributions reinvested	8,064	3,250	16,590	4,001
Repurchased shares, net of early repurchase deduction	(4,144)	5	(13,336)	5
Net increase (decrease) from share transactions	42,669	293,108	80,361	561,903
Class D:
Proceeds from shares sold	49,495	136,150	79,895	253,975
Share transfers between classes	5,462	—	5,462	—
Distributions reinvested	5,024	925	9,430	979
Repurchased shares, net of early repurchase deduction	(25,085)	2	(25,077)	2
Net increase (decrease) from share transactions	34,896	137,077	69,710	254,956
Class F:
Proceeds from shares sold	158,441	856,747	258,850	1,381,431
Share transfers between classes	(5,462)	—	(21,927)	—
Distributions reinvested	24,055	5,972	48,579	6,666
Repurchased shares, net of early repurchase deduction	(69,371)	(987)	(85,956)	(987)
Net increase (decrease) from share transactions	107,663	861,732	199,546	1,387,110
Total increase (decrease) in net assets	237,126	1,233,233	477,744	2,146,816
Net assets, beginning of period	3,695,890	913,586	3,455,272	3
Net assets, end of period	$3,933,016	$2,146,819	$3,933,016	$2,146,819

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$304,947	$(16,964)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(115,990)	71,001
Net realized (gain) loss on investments	10,366	(78)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(904)	(47)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	7,696	—
Net accretion of discount and amortization of premium, net	(17,778)	(2,874)
Amortization of deferred financing costs	2,738	444
Amortization of debt issuance costs	809	—
Amortization of offering costs	754	900
Payment-in-kind interest capitalized	(12,458)	(1,556)
Purchases of investments	(1,539,183)	(3,165,369)
Proceeds from sale of investments and principal repayments	366,205	72,612
Changes in operating assets and liabilities:
Interest receivable	(5,083)	(20,399)
Receivable for investments sold	(8,945)	(2,978)
Other assets	(556)	—
Payable for investments purchased	35,370	271,569
Interest payable	22,176	2,167
Due to affiliates	6,491	3,186
Management fees payable	4,096	—
Income based incentive fees payable	17,211	—
Shareholder servicing fee payable	1,257	—
Accrued expenses and other liabilities	(783)	137
Net cash provided by (used in) operating activities	(921,564)	(2,788,249)
Cash flows from financing activities:
Borrowings on debt	2,253,726	1,586,471
Repayments of debt	(1,456,808)	(798,100)
Deferred financing costs paid	(11,416)	(12,909)
Debt issuance costs paid	(3,646)	—
Deferred offering costs paid	(1,511)	(2,253)
Proceeds from issuance of Common Shares	399,387	2,193,303
Common Shares repurchased, net of early repurchase deduction	(35,589)	—
Distributions paid in cash	(108,992)	(15,612)
Net cash provided by (used in) financing activities	1,035,151	2,950,900
Net increase (decrease) in cash and cash equivalents	113,587	162,651
Cash and cash equivalents, beginning of period	74,241	3
Cash and cash equivalents, end of period	$187,828	$162,654

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental information and non-cash activities:
Interest paid during the period	$89,387	$6,632
Taxes paid during the period	$819	$—
Distribution payable	$32,319	$12,931
Share repurchases accrued but not paid	$98,594	$980
Reinvestment of distributions during the period	$74,599	$11,646
Non-cash purchases of investments	$28,861	$49,940
Non-cash sales of investments	$(28,861)	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units			.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(7)(11)							3/10/2027			$2,990			$(44)		$(94)
Arcfield Acquisition Corp (4)(11)		L +	5.75%		11.07%		3/10/2028			20,343			20,004		19,620
Asdam Operations Pty Ltd (4)(6)(9)		B +	5.75%		9.94%		8/22/2028		A$	3,614			2,407		2,330
Asdam Operations Pty Ltd (4)(6)(7)(9)							8/22/2028		A$	5,421			(103)		(116)
Asdam Operations Pty Ltd (4)(6)(9)		B +	5.75%		9.94%		8/22/2028		A$	41,558			27,778		26,791
Cadence - Southwick, Inc. (4)(7)(12)							5/3/2028			11,291			(329)		(328)
Cadence - Southwick, Inc. (4)(12)		SF +	6.75%		11.94%		5/3/2029			41,633			40,406		40,417
Cobham Holdings Inc. (4)(7)(11)							1/10/2028			4,614			(125)		(126)
Cobham Holdings Inc. (4)(11)		SF +	6.75%		11.99%		1/9/2030			37,618			36,554		36,556
Sequa Corp (4)(7)(12)							11/23/2027			13,676			(613)		(410)
Sequa Corp (4)(12)		SF +	7.00%		12.16%		11/24/2028			127,668			121,681		123,842
													247,616		248,482		6.32%
Automobiles and Parts
Clarios Global LP (8)		SF +	3.75%		8.85%		5/4/2030			15,000			14,917		14,984
Foundation Automotive Us Corp (4)(7)(12)		SF +	7.75%		13.00%		12/24/2027			27,508			3,908		2,718
Foundation Automotive Corp (4)(6)(12)		SF +	7.75%		13.25%		12/24/2027			16,003			15,800		15,095
Foundation Automotive Us Corp (4)(12)		SF +	7.75%		13.25%		12/24/2027			39,617			39,118		37,370
Oil Changer Holding Corporation (4)(12)		L +	6.75%		12.10%		2/8/2027			40,804			40,489		40,025
Oil Changer Holding Corporation (4)(12)		L +	6.75%		12.10%		2/8/2027			8,567			8,503		8,403
													122,735		118,595		3.02%
Chemicals
Illuminate Buyer, LLC (8)		SF +	3.50%		8.72%		6/30/2027			12,185			12,038		12,098
													12,038		12,098		0.31%
Construction and Materials
Nexus Intermediate III, LLC (4)(7)(11)							12/6/2027			300			(4)		—
Nexus Intermediate III, LLC (4)(11)		SF +	5.25%		10.82%		12/6/2027			1,070			1,056		1,070
													1,052		1,070		0.03%
Consumer Services
AI Learning (Singapore) PTE. LTD. (4)(6)(13)		SORA +	8.25% (incl 4.00% PIK)		12.00%		5/25/2027			43,183	S$		30,932		30,999
American Academy Holdings, LLC (4)(12)		L +	11.00% (incl 5.25% PIK)		16.19%		1/2/2025			52,735			52,775		52,423
Auctane Inc (4)(11)		L +	5.75%		10.94%		10/5/2028			24,688			24,688		24,294
Club Car Wash Operating, LLC (4)(7)(12)		SF +	7.00%		12.39%		6/16/2027			54,003			39,126		38,305
Club Car Wash Operating, LLC (4)(12)		SF +	7.00%		12.39%		6/16/2027			27,027			26,713		26,165
Ensemble RCM LLC (8)		SF +	3.75%		8.90%		8/3/2026			1,990			1,983		1,991
Express Wash Concepts (4)(7)(12)		SF +	6.25%		11.45%		4/30/2027			47,402			34,433		33,150
Express Wash Concepts (4)(12)		SF +	6.25%		11.45%		4/30/2027			26,663			26,451		25,734
Houghton Mifflin Harcourt Company (9)		SF +	5.25%		10.45%		4/6/2029			29,775			29,000		25,569
PECF USS Intermediate Holding III Corporation (9)		L +	4.25%		9.52%		12/15/2028			14,787			14,713		12,187
Polyconcept North America Holdings, Inc. (11)		SF +	5.50%		10.60%		5/18/2029			23,125			22,718		21,986
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.72%		7/25/2028			21,647			21,277		21,469
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.74%		7/25/2028			16,063			15,790		15,931
Spotless Brands, LLC (4)(12)		SF +	6.50%		11.72%		7/25/2028			105,867			104,036		104,995
Spotless Brands, LLC (4)(7)(12)							7/25/2028			5,175			(86)		(43)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Thrasio LLC (12)		SF +	7.00%		12.50%		12/18/2026		2,912			2,903		2,272
Trugreen Limited Partnership (11)		SF +	4.00%		9.20%		11/2/2027		9,863			9,751		9,104
WMB Holdings Inc (9)		SF +	3.25%		8.45%		8/31/2029		2,103			2,045		2,109
Zips Car Wash, LLC (4)(12)		SF +	7.25%		12.45%		3/1/2024		26,180			26,172		25,798
Zips Car Wash, LLC (4)(7)(12)		SF +	7.25%		12.49%		3/1/2024		39,640			15,130		14,848
Zips Car Wash, LLC (4)(12)		SF +	7.25%		12.44%		3/1/2024		990			987		976
												501,537		490,262		12.47%
Electricity
Hamilton Projects Acquiror, LLC (4)(8)		SF +	4.50%		9.72%		6/18/2027		60,817			56,038		56,200
IP Operating Portfolio I, LLC (4)(7)(8)					7.88%		12/31/2029		27,428			12,563		12,413
												68,601		68,613		1.74%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (8)					9.75%		10/15/2025		1,000			986		957
												986		957		0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(6)(12)		L +	7.25%		12.69%		2/9/2027		18,186			17,917		17,635
Verscend Holding Corp. (8)		SF +	4.00%		9.22%		8/27/2025		3,960			3,945		3,963
Yes Energy LLC (4)(7)(11)		BS +	5.00%		10.17%		4/21/2028		10,000			2,288		2,218
Yes Energy LLC (4)(11)		BS +	5.00%		10.11%		4/21/2028		26,000			25,394		25,268
												49,544		49,084		1.25%
Food Producers
Specialty Ingredients, LLC (4)(7)(11)		SF +	6.00%		11.20%		2/12/2029		11,279			5,727		5,429
Specialty Ingredients, LLC (4)(11)		SF +	6.00%		11.34%		2/12/2029		90,255			88,657		86,313
												94,384		91,742		2.33%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(6)(12)		SF +	5.75%		11.09%		8/13/2027		44,001			43,277		43,040
Eagle LNG Partners Jacksonville II LLC (4)(7)(15)							6/8/2024		380			(10)		(9)
Eagle LNG Partners Jacksonville II LLC (4)(15)		SF +	8.88%		14.12%		6/8/2024		620			604		606
												43,871		43,637		1.11%
General Industrials
BP Purchaser, LLC (4)(11)		SF +	5.50%		11.00%		12/11/2028		27,653			27,204		26,554
Formerra, LLC (4)(7)(12)		SF +	7.25%		12.32%		11/1/2028		4,270			3,054		3,083
Formerra, LLC (4)(7)(12)		SF +	7.25%		12.45%		11/1/2028		12,031			735		807
Formerra, LLC (4)(12)		SF +	7.25%		12.44%		11/1/2028		106,220			103,082		103,783
Marcone Yellowstone Buyer Inc. (4)(14)		SF +	6.25%		11.64%		6/23/2028		12,013			11,910		11,597
Marcone Yellowstone Buyer Inc. (4)(14)		SF +	6.25%		11.64%		6/23/2028		50,118			49,469		48,381
Marcone Yellowstone Buyer Inc. (4)(14)		SF +	6.25%		11.62%		6/23/2028		4,418			4,381		4,264
Marcone Yellowstone Buyer Inc. (4)(14)		SF +	6.25%		11.64%		6/23/2028		13,295			13,183		12,835
TMC Buyer Inc (4)(7)(9)		SF +	6.00%		11.16%		6/30/2028		4,569			1,268		1,468
TMC Buyer Inc (4)(9)		SF +	6.00%		10.86%		6/30/2028		65,919			58,252		61,208
												272,538		273,980		6.97%
Health Care Providers
123Dentist Inc (4)(6)(7)(11)							8/10/2029		C$	9,155		(130)		(171)
123Dentist Inc (4)(6)(11)		C +	5.50%		10.65%		8/10/2029		C$	48,422		37,208		35,657
Accelerated Health Systems, LLC (9)		SF +	4.25%		9.64%		2/15/2029		7,992			7,973		6,533
ATI Holdings Acquisition, Inc. (4)(6)(12)		SF +	7.75% (incl 2.00% PIK)		13.01%		2/24/2028		40,883			40,237		36,890
Baart Programs, Inc. (4)(12)		SF +	5.00%		10.50%		6/11/2027		10,183			10,105		9,734
Charlotte Buyer Inc (9)		SF +	5.25%		10.40%		2/11/2028		28,990			27,215		28,461
ERC Topco Holdings, LLC (4)(7)(11)		SF +	5.50%		10.76%		11/10/2027		1,000			269		189
ERC Topco Holdings, LLC (4)(11)		SF +	5.50%		11.00%		11/10/2028		25,358			24,959		22,608
MB2 Dental Solutions, LLC (4)(12)		SF +	6.00%		11.20%		1/29/2027		9,073			8,923		8,862
MB2 Dental Solutions, LLC (4)(12)		SF +	6.00%		11.20%		1/29/2027		87,028			85,629		84,999

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
MB2 Dental Solutions, LLC (4)(12)		SF +	6.00%		11.20%		1/29/2027		25,164		24,748		24,577
MB2 Dental Solutions, LLC (4)(7)(12)							1/29/2027		12,522		(357)		(357)
Medline Borrower, LP (9)		SF +	3.25%		8.47%		10/23/2028		19,748		19,564		19,544
MPH Acquisition Holdings LLC (9)		L +	4.25%		9.73%		9/1/2028		4,610		4,504		4,132
Pareto Health Intermediate Holdings, Inc. (4)(12)		SF +	6.50%		11.74%		6/3/2030		30,242		29,346		29,345
Pareto Health Intermediate Holdings, Inc. (4)(12)		SF +	6.50%		11.74%		6/3/2030		10,081		9,782		9,782
Pareto Health Intermediate Holdings, Inc. (4)(7)(12)							6/1/2029		4,032		(119)		(119)
Pediatric Associates Holding Company, LLC (7)(9)		SF +	3.25%		8.47%		12/29/2028		1,025		866		850
Pediatric Associates Holding Company, LLC (9)		SF +	3.25%		8.47%		12/29/2028		6,732		6,707		6,602
Phoenix Newco Inc (9)		SF +	3.25%		8.47%		11/15/2028		17,657		17,548		17,542
Pinnacle Fertility, Inc. (4)(7)(11)		SF +	5.50%		11.09%		3/14/2028		12,430		9,106		9,078
Pinnacle Fertility, Inc. (4)(11)		SF +	5.50%		11.09%		3/14/2028		27,156		26,716		26,662
PPV Intermediate Holdings, LLC (4)(11)		SF +	5.75%		10.88%		8/31/2029		116,056		114,158		113,170
PPV Intermediate Holdings, LLC (4)(7)(11)							8/31/2029		8,721		(154)		(217)
PTSH Intermediate Holdings, LLC (4)(7)(11)		L +	5.75%		10.90%		12/17/2027		3,953		752		676
PTSH Intermediate Holdings, LLC (4)(11)		SF +	5.75%		11.14%		12/17/2027		20,784		20,459		20,043
Tenet Healthcare Corp (6)(8)					5.13%		11/1/2027		2,695		2,727		2,575
Tivity Health Inc (4)(11)		SF +	6.00%		11.24%		6/28/2029		111,715		109,299		107,510
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(7)(11)		SF +	5.75%		10.81%		7/17/2028		77,014		55,536		53,381
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(11)		SF +	5.75%		10.74%		7/17/2028		43,509		42,752		41,548
WCAS XIII Primary Care Investors, L.P. (4)(12)		SF +	6.25%		11.35%		12/31/2029		135,630		133,093		132,910
											869,421		852,996		21.69%
Household Goods and Home Construction
LHS Borrower, LLC (9)		SF +	4.75%		9.95%		2/16/2029		11,644		11,549		9,775
Sunset Debt Merger Sub, Inc. (11)		SF +	4.00%		9.22%		10/6/2028		711		602		578
											12,151		10,353		0.26%
Industrial Engineering
Brookfield WEC Holdings Inc. (9)		SF +	3.75%		8.85%		8/1/2025		3,975		3,935		3,983
Emerson Climate Technologies Inc (8)		SF +	3.00%		8.26%		5/31/2030		13,992		13,878		14,010
Radwell Parent, LLC (4)(7)(11)		SF +	6.75%		11.99%		4/3/2028		13,271		2,299		2,648
Radwell Parent, LLC (4)(11)		SF +	6.75%		11.99%		4/2/2029		154,601		150,355		155,045
Roper Industrial Products Investment Co (9)		SF +	4.50%		9.74%		11/22/2029		18,134		17,528		18,085
Standard Industries, Inc. (9)		SF +	2.50%		7.69%		9/22/2028		1,274		1,275		1,275
Time Manufacturing Holdings, LLC (4)(11)		E +	6.50%		9.96%		12/1/2027		€4,758		4,926		4,923
Time Manufacturing Holdings, LLC (4)(7)(11)		SF +	6.50%		11.91%		12/1/2027		1,000		738		707
Time Manufacturing Holdings, LLC (4)(11)		SF +	6.50%		11.91%		12/1/2027		12,081		11,879		11,506
Time Manufacturing Holdings, LLC (4)(11)		E +	6.50%		9.96%		12/1/2027		€8,380		9,315		8,670
TK Elevator U.S. Newco, Inc. (6)(9)		L +	3.50%		8.60%		7/30/2027		12,636		12,486		12,554
											228,614		233,406		5.93%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(6)(12)		SF +	7.50%		12.99%		9/8/2026		3,060		2,996		2,949
											2,996		2,949		0.07%
Industrial Support Services
Acuris Finance US, Inc (9)		SF +	4.00%		9.39%		2/16/2028		13,500		13,397		13,364
Allied Universal Holdco LLC (9)		SF +	3.75%		8.85%		5/12/2028		3,016		3,008		2,938
Becklar, LLC (4)(12)		SF +	6.85%		11.95%		12/21/2026		991		1,008		959
Becklar, LLC (4)(12)		SF +	6.85%		12.04%		12/21/2026		5,754		5,659		5,567
Captive Resources Midco LLC (4)(7)(11)							7/3/2028		7,558		(126)		—
Captive Resources Midco LLC (4)(11)		SF +	5.75% (incl 3.13% PIK)		10.85%		7/2/2029		90,997		89,423		91,907
CD&R Madison UK Bidco LTD (4)(6)(7)(8)							2/28/2030		£9,965		(376)		(458)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
CD&R Madison UK Bidco LTD (4)(6)(8)		SN +	10.50% (incl 2.00% PIK)		15.47%		2/28/2030		£44,943		52,360		54,969
CD&R Madison UK Bidco LTD (4)(6)(8)		E +	8.00% (incl 2.00% PIK)		11.46%		2/28/2030		€22,150		22,600		23,188
Coretrust Purchasing Group LLC (4)(7)(11)							10/1/2029		10,736		(289)		(319)
Coretrust Purchasing Group LLC (4)(7)(11)							10/1/2029		11,656		(312)		(347)
Coretrust Purchasing Group LLC (4)(11)		SF +	6.75%		11.85%		10/1/2029		73,352		71,342		71,170
Eagle 2021 Lower Merger Sub, LLC (4)(11)		SF +	5.50%		10.65%		12/6/2027		1,477		1,455		1,425
Employbridge, LLC (11)		L +	4.75%		9.93%		7/19/2028		9,857		9,811		7,974
Galaxy US Opco Inc. (6)(9)		SF +	4.75%		9.85%		4/29/2029		26,103		25,536		24,602
Guidehouse Inc. (4)(11)		SF +	6.25%		11.45%		10/16/2028		79,172		77,801		77,304
IG Investments Holdings, LLC (4)(7)(11)							9/22/2027		1,726		(20)		(61)
IG Investments Holdings, LLC (4)(11)		SF +	6.00%		11.15%		9/22/2028		22,392		22,105		21,497
IG Investments Holdings, LLC (4)(11)		SF +	6.00%		11.15%		9/22/2028		1,847		1,832		1,773
Mckissock Investment Holdings, LLC (11)		SF +	5.00%		10.39%		3/4/2029		12,581		12,474		12,203
NBG Acquisition Corp. (4)(7)(11)							11/6/2028		952		(11)		(35)
NBG Acquisition Corp. (4)(7)(11)							11/6/2028		18,760		(235)		(687)
NBG Acquisition Corp. (4)(7)(11)		SF +	5.25%		10.64%		11/6/2028		2,876		1,588		1,577
NBG Acquisition Corp. (4)(11)		SF +	5.25%		10.45%		11/6/2028		21,444		21,318		20,659
Planet US Buyer LLC (4)(7)(11)							2/1/2028		8,024		(221)		(116)
Planet US Buyer LLC (4)(11)		SF +	6.75%		11.85%		2/1/2030		83,653		81,289		82,714
Royal Buyer, LLC (4)(7)(11)		SF +	5.50%		10.73%		8/31/2028		9,000		1,981		2,228
Royal Buyer, LLC (4)(7)(11)		SF +	5.50%		10.76%		8/31/2028		7,000		1,513		1,633
Royal Buyer, LLC (4)(11)		SF +	5.50%		10.76%		8/31/2028		44,775		43,984		45,223
Sedgwick Claims Management Services, Inc. (8)		SF +	3.75%		8.85%		2/24/2028		19,302		19,125		19,216
Simplisafe Holding Corporation (4)(7)(11)							5/2/2028		15,106		(247)		(281)
Simplisafe Holding Corporation (4)(11)		SF +	6.25%		11.40%		5/2/2028		119,643		117,665		117,413
Southern Graphics Inc. (4)(12)(16)		SF +	7.50% PIK				5/1/2028		5,682		5,533		5,682
Spirit RR Holdings, Inc. (4)(7)(11)		SF +	6.50%		11.70%		9/13/2028		1,806		254		249
Spirit RR Holdings, Inc. (4)(11)		SF +	6.50%		11.84%		9/13/2028		21,859		21,262		21,234
Vaco Holdings, LLC (11)		SF +	5.00%		10.59%		1/21/2029		12,559		12,511		11,483
Vistage Worldwide Inc (11)		SF +	5.25%		10.45%		7/13/2029		993		968		987
											736,965		738,834		18.79%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(6)(7)(8)							5/31/2029		€11,245		(309)		(263)
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		10.51%		5/31/2029		€8,096		8,463		8,645
E.S.G. Movilidad, S.L.U. (4)(6)(8)		E +	6.75%		10.51%		5/31/2029		€22,264		23,272		23,775
											31,426		32,157		0.82%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (9)		SF +	3.50%		8.72%		8/2/2028		7,900		7,829		7,786
Eisner Advisory Group LLC (4)(11)		SF +	5.25%		10.47%		7/28/2028		2,509		2,490		2,509
											10,319		10,295		0.26%
Leisure Goods
Jam City, Inc. (4)(12)		L +	7.00%		12.54%		9/7/2027		2,010		1,996		1,985
											1,996		1,985		0.05%
Life Insurance
Onedigital Borrower LLC (9)		SF +	4.25%		9.45%		11/16/2027		5,910		5,901		5,836
											5,901		5,836		0.15%
Media
2080 Media, Inc. (4)(7)(11)		SF +	6.00%		10.86%		3/14/2029		29,465		12,224		13,008
2080 Media, Inc. (4)(7)(11)							3/14/2028		13,795		(216)		—
2080 Media, Inc. (4)(11)		SF +	6.00%		10.86%		3/14/2029		54,766		53,833		55,313
Ancestry.com Inc. (9)		SF +	3.25%		8.45%		12/6/2027		12,828		12,660		12,403

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Arc Media Holdings Limited (4)(6)(7)(12)		SF +	7.25%		12.50%		10/29/2027		2,766		2,153		2,114
Arc Media Holdings Limited (4)(6)(12)		SF +	7.25%		12.45%		10/29/2027		41,180		40,275		39,707
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.68%		7/2/2027		488		484		484
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.98%		7/2/2027		1,016		1,008		1,008
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.99%		7/2/2027		1,016		1,008		1,008
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.80%		7/2/2027		613		608		609
Associations Inc. (4)(7)(12)							7/2/2027		403		(3)		(3)
Associations Inc. (4)(12)		SF +	6.50% (incl 2.50% PIK)		11.68%		7/2/2027		29,190		28,973		28,975
Aventine Intermediate LLC (4)(11)		SF +	6.00% (incl 4.00% PIK)		11.34%		6/18/2027		1,052		1,038		971
Aventine Intermediate LLC (4)(11)		SF +	6.00% (incl 4.00% PIK)		11.34%		6/18/2027		18,494		18,224		17,055
Circana Group, LP. (4)(7)(11)		SF +	5.75%		10.92%		12/1/2027		9,023		564		674
Circana Group, LP. (4)(11)		SF +	6.25% (incl 2.75% PIK)		11.39%		12/1/2028		141,511		139,045		140,947
Circana Group, LP. (4)(11)		SF +	5.75%		10.95%		12/1/2028		9,245		9,165		9,202
IEHL US Holdings, Inc. (4)(13)		SF +	7.25%		12.33%		10/29/2029		6,604		6,409		6,411
International Entertainment Investments Ltd (4)(6)(13)		SN +	7.65%		12.62%		10/29/2029		£15,493		18,744		19,102
International Entertainment Investments Ltd (4)(6)(12)		E +	7.25%		10.53%		10/29/2029		€2,540		2,720		2,691
International Entertainment Investments Ltd (4)(6)(12)		E +	7.25%		10.58%		10/29/2029		€3,048		3,181		3,229
International Entertainment Investments Ltd (4)(6)(7)(13)							4/27/2029		5,080		(147)		(148)
International Entertainment Investments Ltd (4)(6)(13)		SF +	7.25%		12.43%		10/29/2029		30,478		29,579		29,589
Kobalt London Limited (4)(6)(11)		SF +	7.00%		12.18%		2/25/2027		13,125		12,921		12,721
Kobalt London Limited (4)(6)(11)		SF +	7.00%		12.30%		2/25/2027		13,125		12,925		12,721
Mav Acquisition Corporation (9)		SF +	4.75%		9.97%		7/28/2028		13,799		13,681		12,971
Oneteam Partners, LLC (4)(11)		SF +	5.75%		11.10%		9/14/2029		74,625		73,270		74,625
Renaissance Financiere (4)(6)(8)		E +	7.00%		10.29%		7/26/2028		€34,871		35,477		37,024
Renaissance Holding Corp. (9)		SF +	4.75%		9.99%		4/5/2030		5,000		4,862		4,948
Showtime Acquisition, L.L.C. (4)(7)(12)							8/7/2028		3,657		(102)		(117)
Showtime Acquisition, L.L.C. (4)(7)(12)							8/7/2028		4,711		(131)		(150)
Showtime Acquisition, L.L.C. (4)(12)		SF +	7.50%		12.67%		8/7/2028		63,992		62,209		61,951
											596,641		601,043		15.28%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(11)		SF +	7.50%		12.88%		2/23/2028		21,206		20,769		19,384
Coding Solutions Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.58%		5/11/2028		22,869		2,018		2,099
Coding Solutions Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.60%		5/11/2028		10,875		1,995		2,036
Coding Solutions Acquisition, Inc. (4)(11)		SF +	5.50%		10.60%		5/11/2028		75,678		74,393		74,713
PerkinElmer U.S. LLC (4)(12)		SF +	6.75%		11.99%		3/13/2029		112,630		108,749		109,439
Plasma Buyer LLC (4)(7)(11)							5/12/2029		22,070		(370)		(1,624)
Plasma Buyer LLC (4)(7)(11)							5/12/2028		9,458		(153)		(625)
Plasma Buyer LLC (4)(11)		SF +	5.75%		10.99%		5/12/2029		84,487		83,013		78,270
SDC US Smilepay SPV (4)(7)(12)		L +	10.75% (incl 3.75% PIK)		16.30%		10/27/2025		76,929		38,567		38,037
											328,981		321,729		8.18%
Non-life Insurance
Alera Group, Inc. (4)(11)		SF +	6.00%		11.20%		10/2/2028		21,665		21,497		21,205
Alera Group, Inc. (4)(11)		SF +	6.00%		11.20%		10/2/2028		12,461		12,452		12,197
Alera Group, Inc. (4)(11)		SF +	6.00%		11.20%		10/2/2028		43,949		43,917		43,016
Alliant Holdings Intermediate, LLC (9)		SF +	3.50%		8.65%		11/5/2027		494		487		492
Alliant Holdings Intermediate, LLC (9)		L +	3.50%		8.65%		11/5/2027		17,757		17,594		17,674

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
AmWINS Group, Inc. (11)		L +	2.25%		7.44%		2/21/2028			4,621		4,598		4,586
AmWINS Group, Inc. (11)		SF +	2.75%		7.95%		2/21/2028			2,992		2,985		2,989
Amynta Agency Borrower Inc. (8)		SF +	5.00%		10.20%		2/28/2028			20,217		19,635		19,711
BroadStreet Partners, Inc. (8)		SF +	4.00%		9.16%		1/26/2029			6,500		6,420		6,476
Galway Borrower LLC (4)(7)(11)							9/29/2028			457		(4)		(18)
Galway Borrower LLC (4)(7)(11)							9/30/2027			2,216		(32)		(81)
Galway Borrower LLC (4)(11)		SF +	5.25%		10.59%		9/29/2028			60,818		60,331		58,429
Higginbotham Insurance Agency, Inc. (4)(12)		SF +	5.25%		10.45%		11/25/2026			48		48		47
Higginbotham Insurance Agency, Inc. (4)(12)		SF +	5.25%		10.45%		11/25/2026			9,827		9,750		9,642
HUB International Limited (8)					7.25%		6/15/2030			10,517		10,517		10,883
HUB International Limited (11)		SF +	4.25%		9.34%		6/20/2030			13,888		13,749		13,935
Integrity Marketing Acquisition LLC (4)(7)(11)		SF +	6.02%		11.38%		8/27/2025			20,800		20,285		20,351
Integrity Marketing Acquisition LLC (4)(11)		SF +	6.02%		11.38%		8/27/2025			57,256		56,640		56,634
Jones Deslauriers Insurance Management Inc. (6)(8)					8.50%		3/15/2030			14,487		14,465		14,796
Patriot Growth Insurance Services, LLC (4)(7)(11)		SF +	5.75%		11.13%		10/16/2028			18,262		9,269		8,935
Patriot Growth Insurance Services, LLC (4)(7)(11)							10/16/2028			822		(12)		(29)
Patriot Growth Insurance Services, LLC (4)(11)		SF +	5.75%		10.84%		10/16/2028			7,223		7,109		6,968
RSC Acquisition, Inc. (4)(7)(11)		SF +	5.50%		10.89%		10/30/2026			9,453		5,494		5,410
RSC Acquisition, Inc. (4)(11)		SF +	5.50%		10.91%		10/30/2026			30,397		30,170		29,886
RSC Acquisition, Inc. (4)(7)(11)							10/30/2026			467		—		(8)
RSC Acquisition, Inc. (4)(11)		SF +	5.50%		10.70%		10/30/2026			14,347		14,347		14,106
Summit Acquisition Inc. (4)(7)(11)							5/1/2029			6,685		(196)		(195)
Summit Acquisition Inc. (4)(7)(11)							5/1/2030			10,961		(322)		(321)
Summit Acquisition Inc. (4)(11)		SF +	6.75%		11.99%		5/1/2030			48,902		47,473		47,469
Trupanion, Inc. (4)(6)(7)(11)		SF +	5.00%		10.39%		3/25/2027			26,149		17,108		16,663
Trupanion, Inc. (4)(6)(7)(11)							3/25/2027			6,576		(74)		(185)
Trupanion, Inc. (4)(6)(11)		SF +	5.00%		10.39%		3/25/2027			20,738		20,492		20,153
												466,192		461,816		11.74%
Personal Care, Drug and Grocery Stores
Parfums Holding Co Inc (13)		SF +	6.00%		11.50%		6/30/2026			19,875		18,016		19,003
Puma Buyer LLC (4)(9)		SF +	5.50%		10.84%		7/16/2029			61,690		57,788		61,161
Vermont Aus Pty Ltd (4)(6)(11)		SF +	5.65%		10.89%		3/23/2028			15,947		15,616		15,595
Vermont Aus Pty Ltd (4)(6)(11)		B +	5.75%		10.15%		3/23/2028		A$	35,303		25,802		22,994
												117,222		118,753		3.02%
Personal Goods
Daphne S.P.A. (4)(6)(7)(8)							5/23/2028			€3,978		(97)		(154)
Daphne S.P.A. (4)(6)(8)		E +	6.25%		9.83%		5/23/2028			€45,354		47,565		47,731
Spanx, LLC (4)(7)(11)		SF +	5.25%		10.49%		11/18/2027			5,000		1,392		1,285
Spanx, LLC (4)(11)		SF +	5.50%		10.70%		11/20/2028			29,550		29,074		28,352
												77,934		77,214		1.96%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(7)(11)							8/24/2029			6,340		(98)		(143)
Advarra Holdings, Inc. (4)(11)		SF +	5.25%		10.35%		8/24/2029			69,810		68,709		68,231
CPI Buyer, LLC (4)(11)		SF +	5.50%		11.04%		11/1/2028			1,351		1,337		1,329
CPI Buyer, LLC (4)(7)(11)							10/30/2026			2,115		(30)		(24)
CPI Buyer, LLC (4)(11)		SF +	5.50%		11.03%		11/1/2028			25,084		24,766		24,681
Dolcetto HoldCo S.P.A. (4)(6)(7)(8)							10/27/2028			€8,400		(182)		(183)
Dolcetto HoldCo S.P.A. (4)(6)(8)		E +	6.50%		10.03%		10/27/2028			€82,300		80,186		88,016
Gusto Aus Bidco Pty Ltd (4)(6)(7)(11)							10/30/2028		A$	11,982		(205)		(39)
Gusto Aus Bidco Pty Ltd (4)(6)(11)		B +	6.50%		10.62%		10/30/2028		A$	118,623		74,070		78,633
Petvet Care Centers LLC (11)		L +	3.50%		8.69%		2/14/2025			7,683		7,644		7,541
												256,197		268,042		6.82%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Real Estate Investment and Services
OEG Borrower LLC (4)(9)		SF +	5.00%		10.32%		6/18/2029		39,700		38,296		39,700
											38,296		39,700		1.01%
Retailers
Petsmart LLC (11)		SF +	3.75%		8.95%		2/11/2028		12,497		12,423		12,494
The Talbots, Inc. (4)(12)		L +	8.00%		13.15%		11/17/2026		7,349		7,177		7,158
											19,600		19,652		0.50%
Software and Computer Services
Armstrong Bidco Limited (4)(6)(7)(8)		SN +	5.25%		10.22%		6/28/2029		£47,995		48,260		53,897
Armstrong Bidco Limited (4)(6)(8)		SN +	5.25%		10.22%		6/28/2029		£91,991		109,648		117,502
Avalara, Inc. (4)(7)(11)							10/19/2028		6,324		(140)		(126)
Avalara, Inc. (4)(11)		SF +	7.25%		12.49%		10/19/2028		56,918		55,634		55,781
AxiomSL Group, Inc. (4)(7)(12)							12/3/2027		744		(6)		—
AxiomSL Group, Inc. (4)(12)		SF +	5.75%		10.97%		12/3/2027		11,300		11,300		11,300
AxiomSL Group, Inc. (4)(7)(12)							12/3/2025		812		—		—
Barracuda Networks Inc (9)		SF +	4.50%		9.55%		8/15/2029		13,932		13,566		13,481
Bottomline Technologies, Inc. (4)(7)(11)							5/15/2028		385		(3)		—
Bottomline Technologies, Inc. (4)(11)		SF +	5.25%		10.33%		5/14/2029		4,581		4,541		4,627
Calabrio, Inc. (4)(7)(12)		L +	7.00%		12.15%		4/16/2027		2,687		1,536		1,503
Calabrio, Inc. (4)(12)		SF +	7.13%		12.37%		4/16/2027		22,313		22,313		22,044
Cloud Software Group Inc. (9)		SF +	4.50%		9.84%		3/30/2029		11,673		10,722		10,946
Cloud Software Group Inc. (8)					6.50%		3/31/2029		7,740		6,577		6,899
Cloud Software Group Inc. (8)					9.00%		9/30/2029		20,000		15,893		17,405
CommerceHub, Inc. (4)(11)		SF +	6.25%		11.47%		12/29/2027		64,579		60,484		60,943
Coupa Holdings, LLC (4)(7)(11)							2/27/2030		7,123		(169)		(204)
Coupa Holdings, LLC (4)(7)(11)							2/27/2029		6,211		(146)		(174)
Coupa Holdings, LLC (4)(11)		SF +	7.50%		12.60%		2/27/2030		79,777		78,007		77,489
DS Admiral Bidco, LLC (4)(7)(12)							3/16/2026		966		(7)		(16)
DS Admiral Bidco, LLC (4)(12)		SF +	7.00%		12.24%		3/16/2028		39,544		38,410		38,810
DS Admiral Bidco, LLC (4)(12)		SF +	6.50%		11.74%		3/16/2028		8,898		8,824		8,699
DTI Holdco, Inc. (11)		SF +	4.75%		9.80%		4/21/2029		29,775		29,261		27,793
Finthrive Software Intermediate Holdings Inc (9)		L +	4.00%		9.19%		12/18/2028		13,036		12,810		11,146
GoTo Group Inc (8)		L +	4.75%		9.94%		8/31/2027		2,384		2,366		1,504
GovCIO Buyer Company (4)(12)		SF +	5.00%		10.10%		8/18/2027		10,129		9,976		10,085
Helios Software Holdings, Inc. (12)		SF +	3.75%		9.14%		3/13/2028		16,670		16,532		16,503
Huskies Parent, Inc. (4)(7)(11)							11/3/2028		1,000		(15)		(59)
Huskies Parent, Inc. (4)(7)(11)		L +	5.50%		11.04%		11/3/2027		1,000		962		925
Huskies Parent, Inc. (4)(11)		L +	5.50%		11.04%		11/3/2028		25,282		24,887		23,795
Hyland Software, Inc. (11)		L +	3.50%		8.69%		7/1/2024		10,853		10,809		10,777
LMI Inc/DE (9)		SF +	3.75%		8.95%		10/2/2028		14,794		14,720		12,560
Medallia, Inc. (4)(11)		L +	6.50% (incl 3.25% PIK)		11.69%		10/30/2028		75,613		75,613		74,419
Mcafee Corp. (9)		SF +	3.75%		9.01%		3/1/2029		7,920		7,891		7,598
Mitchell Topo Holdings Inc (9)		L +	3.75%		8.94%		10/16/2028		19,689		19,395		19,289
Newfold Digital Holdings Group Inc (11)		L +	3.50%		8.79%		2/10/2028		2,380		2,366		2,222
New Era Technology, Inc. (4)(12)		L +	6.25%		11.52%		10/31/2026		19,308		19,308		18,817
Oranje Holdco, Inc. (4)(7)(12)							2/1/2029		4,657		(108)		(129)
Oranje Holdco, Inc. (4)(12)		SF +	7.75%		12.79%		2/1/2029		33,837		33,051		32,903
Peraton Inc. (11)		SF +	3.75%		8.95%		2/1/2028		10,129		10,000		9,972
Perforce Software, Inc. (4)(9)		SF +	4.50%		9.60%		7/1/2026		19,800		19,424		19,238
Ping Identity Holding Corp. (4)(7)(11)							10/17/2028		6,068		(136)		(121)
Ping Identity Holding Corp. (4)(11)		SF +	7.00%		12.08%		10/17/2029		59,003		57,625		57,818

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Prism Parent Co., Inc. (4)(7)(11)							9/19/2028		10,833		(197)		(8)
Prism Parent Co., Inc. (4)(11)		SF +	5.75%		10.83%		9/19/2028		43,008		42,242		42,976
Project Ruby Ultimate Parent Corp (11)		SF +	3.25%		8.47%		3/10/2028		10,315		10,216		10,101
Quail Buyer, Inc. (4)(11)		SF +	5.25%		10.67%		10/1/2027		7,349		7,240		7,320
Quasar Intermediate Holdings Ltd (9)		SF +	4.25%		9.45%		2/1/2029		13,895		13,788		10,855
Riley Mergeco LLC (4)(7)(12)							9/23/2027		456		(8)		(18)
Riley Mergeco LLC (4)(7)(12)							9/23/2027		304		(5)		(12)
Riley Mergeco LLC (4)(12)		SF +	6.00% (incl 2.75% PIK)		11.39%		9/23/2027		1,800		1,770		1,731
Rocket Software, Inc. (8)		SF +	4.25%		9.47%		11/28/2025		4,245		4,143		4,209
Smarsh Inc. (4)(7)(11)		SF +	6.50%		11.84%		2/16/2029		4,286		2,073		1,977
Smarsh Inc. (4)(7)(11)							2/16/2029		1,071		(17)		(41)
Smarsh Inc. (4)(11)		SF +	6.50%		11.84%		2/16/2029		17,143		16,860		16,480
Tricentis Americas, Inc. (4)(12)		SF +	4.25%		9.59%		5/13/2024		8,728		8,695		8,653
Tricentis Americas, Inc. (4)(7)(12)							5/13/2024		499		(2)		(4)
Tricentis Americas, Inc. (4)(12)		SF +	4.25%		9.60%		5/13/2024		15,115		15,059		14,986
Trimech Acquisition Corp. (4)(7)(12)		P +	3.75%		12.00%		3/10/2028		3,289		1,793		1,736
Trimech Acquisition Corp. (4)(12)		SF +	4.75%		10.14%		3/10/2028		21,439		21,174		20,750
Trimech Acquisition Corp. (4)(12)		SN +	4.75%		10.16%		3/10/2028		£36,439		44,035		45,026
UKG Inc (9)		SF +	3.25%		8.27%		5/4/2026		9,117		9,067		8,962
User Zoom Technologies, Inc. (4)(11)		SF +	7.00%		11.92%		4/5/2029		18,948		18,618		18,594
Zayo Group, LLC (8)		SF +	3.00%		8.22%		3/9/2027		3,155		3,124		2,488
Zelis Payments Buyer, Inc. (8)		L +	3.50%		8.69%		9/30/2026		11,050		11,013		11,054
Zendesk Inc (4)(7)(11)							11/22/2028		39,321		(707)		(465)
Zendesk Inc (4)(7)(11)							11/22/2028		17,940		(323)		(212)
Zendesk Inc (4)(11)		SF +	7.00% (incl 3.50% PIK)		12.25%		11/22/2028		158,659		155,774		156,784
											1,237,406		1,241,783		31.57%
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF +	3.10%		8.26%		2/1/2029		8,915		8,852		8,798
CC WDW Borrower, Inc. (4)(7)(12)							1/27/2028		22,837		(560)		(1,103)
CC WDW Borrower, Inc. (4)(7)(12)		SF +	6.75%		11.97%		1/27/2028		5,122		907		777
CC WDW Borrower, Inc. (4)(12)		SF +	6.75%		11.95%		1/27/2028		45,331		44,253		43,142
Excelitas Technologies Corp. (4)(7)(11)							8/13/2029		4,239		(74)		(104)
Excelitas Technologies Corp. (4)(11)		SF +	5.75%		10.94%		8/13/2029		35,907		35,264		35,021
Excelitas Technologies Corp. (4)(8)		E +	5.75%		9.05%		8/13/2029		€5,559		5,632		5,914
Excelitas Technologies Corp. (4)(7)(11)		SF +	5.75%		10.94%		8/14/2028		3,261		1,662		1,641
TechInsights Inc (4)(6)(12)		SF +	6.94%		12.33%		11/9/2027		988		971		952
TechInsights Inc (4)(6)(12)		SF +	6.94%		12.33%		11/9/2027		2,565		2,523		2,472
											99,430		97,510		2.48%
Telecommunications Equipment
Delta Topco, Inc. (11)		SF +	3.75%		9.07%		12/1/2027		6,917		6,759		6,709
Guardian US Holdco LLC (9)		SF +	4.00%		9.05%		1/31/2030		8,000		7,846		7,958
											14,605		14,667		0.37%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Telecommunications Service Providers
Directv Financing, LLC (11)		SF +	5.00%		10.22%		8/2/2027			17,289		16,978		16,940
Dish DBS Corporation (8)					5.25%		12/1/2026			7,703		7,461		6,194
Meriplex Communications, Ltd (4)(7)(11)		SF +	4.75%		9.93%		7/17/2028			4,943		2,035		2,080
Meriplex Communications, Ltd (4)(7)(11)							7/17/2028			1,143		(14)		(5)
Meriplex Communications, Ltd (4)(11)		SF +	4.75%		9.93%		7/17/2028			13,830		13,650		13,782
Openmarket Inc. (6)(11)		L +	6.25%		11.79%		9/17/2026			4,913		4,828		4,814
Radiate Holdco LLC (11)		SF +	3.25%		8.47%		9/25/2026			14,805		14,751		12,393
TA TT Buyer, LLC (4)(9)		SF +	5.00%		10.06%		4/2/2029			14,888		14,758		14,850
												74,447		71,048		1.81%
Travel and Leisure
AD1 LBV1, LLC (4)(10)(16)		L +	6.75%				12/10/2024			247		244		240
AD1 LBV1, LLC (4)(10)(16)		L +	6.75%				12/10/2024			19,002		18,754		18,508
Artemis Bidco Limited (4)(6)(7)(8)		SN +	6.00%		10.97%		9/8/2028			£2,437		302		4
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.97%		9/8/2028			£7,749		10,071		8,773
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.97%		9/8/2028			£4,509		5,899		5,106
Artemis Bidco Limited (4)(6)(8)		SN +	6.00%		10.97%		9/8/2028			£4,676		6,110		5,295
Canoe Bidco Pty Limited (4)(6)(9)		B +	6.50%		10.36%		5/20/2026		A$	31,969		21,158		21,508
Canoe Bidco Pty Limited (4)(6)(9)		B +	5.50%		9.66%		5/20/2026		A$	137,468		95,223		92,483
Fertitta Entertainment LLC (9)		SF +	4.00%		9.10%		1/12/2029			13,870		13,368		13,716
IRB Holding Corp. (11)		SF +	3.00%		8.20%		12/15/2027			9,950		9,686		9,894
Travel Leaders Group, LLC (4)(15)		SF +	8.50% (incl 3.00% PIK)		13.70%		3/27/2028			135,734		132,473		132,538
												313,288		308,065		7.83%
Total First Lien Debt												$6,954,930		$6,928,353		176.16%

Second Lien Debt
Consumer Services
Asurion Corporation (8)		SF +	5.25%		10.47%		1/31/2028			$5,165		$5,113		$4,414
												5,113		4,414		0.11%
Health Care Providers
Charlotte Buyer Inc (4)(9)		SF +	8.25%		13.40%		8/11/2028			10,000		9,371		9,490
												9,371		9,490		0.24%
Industrial Support Services
Galaxy US Opco Inc. (4)(6)(9)		SF +	8.25%		13.35%		4/29/2030			9,000		8,798		8,617
Southern Graphics Inc. (4)(12)(16)		SF +	7.50% PIK				10/30/2028			1,932		1,881		1,932
												10,679		10,549		0.28%
Software and Computer Services
UKG Inc (9)		SF +	5.25%		10.27%		5/3/2027			24,852		24,577		24,169
												24,577		24,169		0.61%
Total Second Lien Debt												$49,740		$48,622		1.24%

Unsecured Debt
Health Care Providers
Vetcor Group Holdings LLC (4)(7)(8)			13.00% PIK		13.00%		9/3/2030			$264		$224		$203
Vetcor Group Holdings LLC (4)(8)			13.00% PIK		13.00%		9/3/2030			835		819		752
												1,043		955		0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(8)			12.50% PIK		12.50%		12/28/2032			93		91		88
DCA Acquisition Holdings LLC (4)(8)			12.50% PIK		12.50%		12/28/2032			982		964		932
												1,055		1,020		0.03%
Non-life Insurance

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (8)					6.75%		10/15/2027		6,255		5,685		5,895
											5,685		5,895		0.15%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (8)					5.50%		5/1/2026		7,000		7,088		6,832
											7,088		6,832		0.17%
Total Unsecured Debt											$14,871		$14,702		0.37%

Structured Finance
Structured Finance Investments
ALM 2020 Ltd (6)(8)		L +	6.00%		11.26%		10/15/2029		$3,330		$3,012		$3,031
AMMC CLO 20 Ltd (6)(8)		L +	5.81%		11.07%		4/17/2029		950		894		948
AMMC CLO 21 Ltd (6)(8)		L +	3.10%		8.40%		11/2/2030		2,150		1,911		1,937
AMMC CLO 21 Ltd (6)(8)		L +	6.50%		11.80%		11/2/2030		4,126		3,632		3,508
Carlyle Global Market Strategies (6)(8)		L +	5.40%		10.65%		10/20/2027		1,750		1,502		1,499
Carlyle Global Market Strategies (6)(8)		L +	5.40%		10.69%		7/27/2031		1,200		923		958
Catskill Park CLO Ltd (6)(8)		L +	6.00%		11.25%		4/20/2029		1,350		1,218		1,133
CENT CLO 16, L.P. (6)(8)		SF +	8.07%		13.14%		7/24/2034		3,000		2,815		2,770
Dryden 108 CLO Ltd (6)(8)							7/18/2035		2,900		2,291		2,011
Marble Point CLO XI Ltd (6)(8)		L +	2.80%		8.06%		12/18/2030		1,850		1,548		1,603
Monroe Capital MML CLO XIV LLC (6)(8)		SF +	10.02%		15.09%		10/24/2034		2,500		2,334		2,379
OCP CLO 2017-14 Ltd (6)(8)		SF +	6.80%		11.79%		1/15/2033		1,469		1,279		1,375
Shackleton 2019-XV CLO Ltd (6)(8)		L +	6.66%		11.92%		1/15/2032		3,000		2,626		2,639
Silver Creek CLO Ltd (6)(8)		L +	5.62%		10.87%		7/20/2030		2,000		1,787		1,788
Voya CLO Ltd (6)(8)		L +	3.55%		8.81%		4/17/2030		1,500		1,321		1,374
											29,093		28,953		0.74%
Total Structured Finance											$29,093		$28,953		0.74%

Equity Investments
Electricity
IP Operating Portfolio I, LLC (4)									2		$67		$176
											67		176		—%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)									—		—		—
											—		—		—%
Industrial Support Services
Southern Graphics Holdings LLC (4)									274		2,333		2,333
											2,333		2,333		0.06%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)								1,000		970		1,105
Picard Holdco, Inc. - Preferred Shares (4)								30		30		34
										1,000		1,139		0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)								1,000		1,000		1,081
										1,000		1,081		0.03%
Total Equity Investments										$4,400		$4,729		0.12%
Total Investments - Non-Controlled/Non-Affiliated										$7,053,034		$7,025,359		178.63%
Total Investment Portfolio										$7,053,034		$7,025,359		178.63%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares								143,854		$143,854		$143,854
Cash										43,974		43,974
Total Cash and Cash Equivalents										$187,828		$187,828		4.78%
Total Investment Portfolio, Cash and Cash Equivalents										$7,240,862		$7,213,187		183.40%

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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA or BBSW and the current contractual interest rate in effect at June 30, 2023. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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

(6) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 15.6% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	$39,321	$(465)
SDC US Smilepay SPV	1st Lien Senior Secured Delayed Draw Loan	36,266	(1,237)
Zips Car Wash, LLC	1st Lien Senior Secured Delayed Draw Loan	24,214	(353)
Foundation Automotive US Corp	1st Lien Senior Secured Delayed Draw Loan	23,229	(1,318)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(1,103)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(1,624)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	20,479	(261)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	20,163	(909)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(687)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(212)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	168
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	15,106	(281)
IP Operating Portfolio I, LLC	1st Lien Senior Secured Delayed Draw Loan	14,321	(362)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,977	(446)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
Sequa Corp	1st Lien Senior Secured Revolving Loan	13,676	(410)
CD&R Madison UK Bidco LTD	1st Lien Senior Secured Delayed Draw Loan	12,656	(458)
Express Wash Concepts	1st Lien Senior Secured Delayed Draw Loan	12,600	(439)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	12,522	(357)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,271	(263)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(347)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	11,291	(328)
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	(321)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	10,948	(251)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	(8)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(319)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	(5)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,458	(625)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	9,166	(183)
Trupanion, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,750	(247)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,721	(217)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	8,700	(111)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	8,682	(306)
Circana Group, LP.	1st Lien Senior Secured Revolving Loan	8,301	(44)
Planet US Buyer LLC	1st Lien Senior Secured Revolving Loan	8,024	(116)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	7,981	(39)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	7,500	(211)
Armstrong Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	7,408	43
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	(204)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	6,912	(171)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	6,863	69
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	(195)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(185)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	(143)
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	(126)
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	(174)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	(121)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	5,357	(234)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	(43)
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	(148)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	(150)
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(129)
Cobham Holdings Inc.	1st Lien Senior Secured Revolving Loan	4,614	(126)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,341	(154)
Excelitas Technologies Corp.	1st Lien Senior Secured Delayed Draw Loan	4,239	(104)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	4,098	(198)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(119)
RSC Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,884	(65)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Delayed Draw Loan	3,657	(117)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,611	(116)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	3,534	(128)
PTSH Intermediate Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	3,136	(112)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(57)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,990	(94)
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	2,846	(10)
TMC Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	2,774	(198)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,755	(299)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(81)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(83)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(24)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	(61)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,543	(36)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,505	(43)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,447	(47)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,193	(44)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(14)
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	1,143	(5)
Formerra, LLC	1st Lien Senior Secured Delayed Draw Loan	1,089	(25)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(41)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(59)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(16)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(35)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(29)
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—
AxiomSL Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	744	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	717	(67)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	553	(20)
Tricentis Americas, Inc.	1st Lien Senior Secured Revolving Loan	499	(4)
RSC Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	467	(8)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	457	(18)
Riley MergeCo LLC	1st Lien Senior Secured Delayed Draw Loan	456	(18)
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	(3)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Eagle LNG Partners Jacksonville II LLC	1st Lien Senior Secured Delayed Draw Loan	380	(9)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(12)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	—
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(12)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	222	(2)
Pediatric Associates Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	155	(3)
VetCor Group Holdings LLC	Unsecured Delayed Draw Loan	34	(3)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	24	(1)
Total		$732,570	$(19,326)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2023 was 0.60%.
(11)The interest rate floor on these investments as of June 30, 2023 was 0.75%.
(12)The interest rate floor on these investments as of June 30, 2023 was 1.00%.
(13)The interest rate floor on these investments as of June 30, 2023 was 1.50%
(14)The interest rate floor on these investments as of June 30, 2023 was 1.75%.
(15)The interest rate floor on these investments as of June 30, 2023 was 2.00%.
(16)Loan was on non-accrual status as of June 30, 2023.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 8,367	Australian Dollars 12,108	Goldman Sachs Bank USA	9/21/2023	$284
U.S. Dollars 4,010	Australian Dollars 6,291	Goldman Sachs Bank USA	12/21/2023	(200)
U.S. Dollars 1,926	Canadian Dollars 2,515	Goldman Sachs Bank USA	9/21/2023	25
U.S. Dollars 3,343	Euro 3,083	Goldman Sachs Bank USA	9/23/2024	(91)
U.S. Dollars 3,819	Euro 3,809	Goldman Sachs Bank USA	12/21/2023	(374)
U.S. Dollars 248	Euro 224	Goldman Sachs Bank USA	6/23/2025	(3)
U.S. Dollars 95,076	Euro 86,437	Goldman Sachs Bank USA	9/21/2023	378
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(1,069)
U.S. Dollars 4,744	British Pound 3,918	Goldman Sachs Bank USA	9/23/2024	(193)
U.S. Dollars 129,509	British Pound 101,964	Goldman Sachs Bank USA	9/21/2023	(11)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	(9)
U.S. Dollars 4,380	Singaporean Dollars 5,856	Goldman Sachs Bank USA	9/21/2023	36
U.S. Dollars 32,604	Singaporean Dollars 43,183	Goldman Sachs Bank USA	12/23/2024	(4)
Total				$(1,231)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(918)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(433)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(2,393)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,300)
Total Interest Rate Swaps						$(5,044)
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

Table of Content
HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company seeks to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Prior to June 30, 2023, the Company was externally managed by HPS Investment Partners, LLC (the “Administrator”, or “HPS,” or the “Adviser” for relevant actions taken as a result of its former status as the Company’s investment adviser prior to June 30, 2023). On June 30, 2023, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS, and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. The Adviser operates as a consolidated subsidiary of HPS and has access to the same resources and investment personnel for management of the Company as HPS. In addition, investment advisory personnel and portfolio managers for the Company will provide the same services to the Company through the Adviser as were provided through HPS. The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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
The Company offers on a continuous basis up to $8.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares, Class S shares, Class I shares, Class D shares, and Class F shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its Common Shares.
The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by HPS, its affiliates and trustees and officers but including any shares purchased in any private offering, in any combination of purchases of Class S shares, Class I shares, Class D shares, and Class F

Table of Content
shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of February 3, 2022, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to the Company as payment for such shares. There were no Class S shares issued on such date.
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

Table of Content
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
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews the valuation recommendations prepared by the Adviser’s valuation team and, as appropriate, the independent valuation firms’ valuation ranges;
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

Table of Content
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

The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, not taking into account collateral posted which is recorded separately, if subject to an enforceable master netting agreement. As of June 30, 2023 and December 31, 2022, there was $0.8 million and $0.0 million, respectively, of collateral pledged which is included in other assets on the Consolidated Statements of Asset and Liabilities.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2023, the Company recorded non-recurring interest income of $9.5 million and $11.1 million, respectively, (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2022, the Company

Table of Content
recorded non-recurring interest income of $0.7 million and $1.4 million, respectively, (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, there were two and zero investments on non-accrual status, representing 0.4% and 0.0% of debt investments at fair value, respectively.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2023, the Company recorded PIK income of $8.2 million and $12.9 million, respectively. For the three and six months ended June 30, 2022, the Company recorded PIK income of $1.0 million and $1.6 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2023, the Company recorded $0.0 million of dividend income. For the three and six months ended June 30 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as, fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2023, the Company recorded other income of $1.2 million and $1.6 million, respectively. For the three and six months ended June 30, 2022, the Company recorded other income of $0.4 million and $0.5 million, respectively.
Organization Costs
Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred. There were no organization costs during the three and six months ended June 30, 2023 and 2022.

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

Table of Content
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
For the three and six months ended June 30, 2023, the Company accrued $0.0 million and $(0.0) million of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2022, the Company did not accrue any U.S. federal income tax or excise tax.
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

Table of Content
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On January 20, 2022, the Company entered into an investment advisory agreement with HPS, pursuant to which HPS managed the Company on a day-to-day basis until June 30, 2023. On June 30, 2023, the Company entered into the Investment Advisory Agreement with the Adviser, a wholly-owned subsidiary of HPS, and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.
The Investment Advisory Agreement is effective for an initial one-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related Securities and Exchange Commission (the “SEC”) guidance and interpretations.

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

For the three and six months ended June 30, 2023, base management fees were $12.1 million and $23.3 million, respectively. For the three and six months ended June 30, 2022, base management fees were $5.7 million and $7.1 million, respectively, all of which were voluntarily waived by HPS. As of June 30, 2023 and December 31, 2022, $4.1 million and $0.0 million, respectively, were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Table of Content
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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three and six months ended June 30, 2023, income based incentive fees were $17.2 million and $31.5 million, respectively. For the three and six months ended June 30, 2022, income based incentive fees were $3.3 million and $4.3 million, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2023 and December 31, 2022, $17.2 million and $0.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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
For the three and six months ended June 30, 2023 and 2022, there were no accrued capital gains incentive fees.

Table of Content
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Former Administration Agreement”) with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

On June 30, 2023, the Company entered into the Second Amended and Restated Administration Agreement (the “New Administration Agreement,” together with the Old Administration Agreement, the “Administration Agreement”). Unless earlier terminated as described below, the New Administration Agreement is effective for an initial one-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the New Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The New Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
For the three and six months ended June 30, 2023, the Company incurred $0.6 million and 1.2 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $0.5 million and $0.8 million, respectively, in expenses under the Administration Agreement. As of June 30, 2023 and December 31, 2022, there was $2.9 million and $1.8 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Fund Accounting Servicing Agreements

HPS has hired U.S. Bancorp Fund Services, LLC (“U.S. Bancorp”) to assist in the provision of sub-administrative and fund accounting services. U.S. Bancorp receives compensation for these services under sub-administration and fund accounting servicing agreements.

Table of Content
Managing Dealer Agreement

On August 3, 2021, the Company entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Company’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.50% of the value of the Company’s net assets attributable to Class F shares as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. As set forth in and pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that is payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by the Managing Dealer with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 related to follow-on offering filed on June 30, 2023, HPS agreed to pay a one-time fee of $60,000 to the Managing Dealer. For the avoidance of doubt, such fee shall be borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) shall not be borne or paid directly or indirectly by the Company or the shareholders.

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

Table of Content
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
For the three and six months ended June 30, 2023, the Company accrued distribution and shareholder servicing fees of $0.3 million and $0.6 million attributable to Class D shares, respectively, and $3.1 million and $5.9 million attributable to Class F shares, respectively. For the three and six months ended June 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.1 million and $0.2 million attributable to Class D shares, respectively, and $1.4 million and $1.7 million attributable to Class F shares, respectively, all of which were waived during the periods. As of June 30, 2023 and December 31, 2022, there was $2.3 million and $1.0 million, respectively, of shareholder servicing fees payable to the Managing Dealer.
Expense Support and Conditional Reimbursement Agreement

On January 20, 2022, the Company entered into an expense support and conditional reimbursement agreement with the Adviser. On June 30, 2023, the Company and the Adviser entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) in connection with the corporate reorganization of the investment advisory operations with respect to the Company. Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (as defined hereafter) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV. The Adviser may elect to pay an additional portion of the Company’s expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

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

Table of Content
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

For the three and six months ended June 30, 2023, the Adviser made no Expense Payments on behalf of the Company. For the three and six months ended June 30, 2022, the Adviser made Expense Payments in the amount of $1.4 million and $4.3 million, respectively. For the three and six months ended June 30, 2023 and 2022, there were no Reimbursement Payments made to the Adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three and six months ended June 30, 2022:

For the Month Ended	Expense Payments by the Advisor	Reimbursement Payments to the Advisor	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$—	$2,384
March 31, 2022	443	—	443
April 30, 2022	718	—	718
May 31, 2022	725	—	725
Total	$4,270	$—	$4,270
(1) Included in this amount is $1.2 million of Expense Payments made by the Advisor, relating to expenses incurred prior to the Company breaking escrow on February 3, 2022. Although such expenses became payable by the Company upon breaking escrow (as recorded in the Consolidated Statements of Operations within “Reimbursable expenses previously borne by Adviser”), they were supported by the Adviser under the Prior Expense Support and Conditional Reimbursement Agreement.

Table of Content
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,954,930	$6,928,353	98.62%	$5,755,124	$5,614,718	98.22%
Second lien debt	49,740	48,622	0.69	47,764	45,248	0.79
Unsecured debt	14,871	14,702	0.21	26,302	25,512	0.45
Structured finance investments	29,093	28,953	0.41	28,929	28,737	0.50
Equity investments	4,400	4,729	0.07	2,067	2,306	0.04
Total	$7,053,034	$7,025,359	100.00%	$5,860,186	$5,716,521	100.00%
The industry composition of investments at fair value was as follows:

	June 30, 2023		December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,267,091	18.04%	$1,158,262	20.26%
Health Care Providers	863,441	12.29	660,631	11.56
Industrial Support Services	751,716	10.70	567,804	9.93
Media	602,124	8.57	505,035	8.83
Consumer Services	494,676	7.04	458,248	8.02
Non-life Insurance	467,711	6.66	317,816	5.56
Medical Equipment and Services	322,749	4.59	210,831	3.69
Travel and Leisure	308,065	4.39	159,763	2.79
General Industrials	273,980	3.90	265,463	4.64
Pharmaceuticals and Biotechnology	268,042	3.82	196,435	3.44
Aerospace and Defense	248,482	3.54	169,856	2.97
Industrial Engineering	233,406	3.32	186,373	3.26
Personal Care, Drug and Grocery Stores	118,753	1.69	117,320	2.05
Automobiles and Parts	118,595	1.68	118,440	2.07
Technology Hardware and Equipment	97,510	1.39	93,161	1.63
Food Producers	91,742	1.31	86,977	1.52
Telecommunications Service Providers	77,880	1.11	71,695	1.25
Personal Goods	77,214	1.10	70,050	1.23
Electricity	68,789	0.98	8,639	0.15
Finance and Credit Services	49,084	0.69	48,448	0.85
Gas, Water and Multi-utilities	43,637	0.62	43,242	0.76
Real Estate Investment and Services	39,700	0.57	44,822	0.78
Industrial Transportation	32,157	0.46	50,090	0.88
Structured Finance	28,953	0.41	28,737	0.50
Retailers	19,652	0.28	20,322	0.36
Telecommunications Equipment	14,667	0.21	6,445	0.11
Chemicals	12,098	0.16	6,960	0.12
Household Goods and Home Construction	10,353	0.15	17,918	0.31
Investment Banking and Brokerage Services	10,295	0.15	7,606	0.13
Life Insurance	5,836	0.08	5,628	0.10
Industrial Metals and Mining	2,949	0.04	2,922	0.05

Table of Content

Leisure Goods	1,985	0.03	8,498	0.15
Construction and Materials	1,070	0.02	1,162	0.03
Electronic and Electrical Equipment	957	0.01	922	0.02
Total	$7,025,359	100.00%	$5,716,521	100.00%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$261,746	$260,179	3.70%	6.61%
Canada	55,037	53,706	0.76	1.37
France	35,477	37,024	0.53	0.94
Italy	127,472	135,410	1.93	3.44
Singapore	30,932	30,999	0.44	0.79
Spain	31,426	32,157	0.46	0.82
Taiwan	44,600	42,816	0.61	1.09
United Kingdom	351,379	364,560	5.19	9.27
United States	6,114,965	6,068,508	86.38	154.30
Total	$7,053,034	$7,025,359	100.00%	178.63%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,143	$269,430	4.71%	7.80%
Canada	40,335	37,399	0.65	1.08
France	24,513	25,139	0.44	0.73
Italy	122,826	127,443	2.23	3.69
Spain	31,337	29,958	0.52	0.87
Taiwan	43,619	42,321	0.74	1.22
United Kingdom	240,099	241,933	4.23	7.00
United States	5,086,314	4,942,898	86.48	143.05
Total	$5,860,186	$5,716,521	100.00%	165.44%
As of June 30, 2023 and December 31, 2022, there were two and zero investments in the portfolio on non-accrual status, respectively.
As of June 30, 2023 and December 31, 2022, on a fair value basis, 98.8% and 99.1%, respectively, of performing debt investments bore interest at a floating rate and 1.2% and 0.9%, respectively, of performing debt investments bore interest at a fixed rate.
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

Table of Content
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

Table of Content
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
The following table presents the fair value hierarchy of investments and cash equivalents:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$824,190	$6,104,163	$6,928,353
Second lien debt	—	28,583	20,039	48,622
Unsecured debt	—	12,727	1,975	14,702
Structured finance investments	—	28,953	—	28,953
Equity investments	—	—	4,729	4,729
Total investments	$—	$894,453	$6,130,906	$7,025,359
Cash equivalents	$143,854	$—	$—	$143,854

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$732,325	$4,882,393	$5,614,718
Second lien debt	—	36,454	8,794	45,248
Unsecured debt	—	23,906	1,606	25,512
Structured finance investments	—	28,737	—	28,737
Equity investments	—	—	2,306	2,306
Total investments	$—	$821,422	$4,895,099	$5,716,521
Cash equivalents	$53,347	$—	$—	$53,347
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$5,774,333	$18,048	$1,915	$2,469	$5,796,765
Purchases of investments (1)	431,483	1,879	66	2,334	435,762
Proceeds from principal repayments and sales of investments	(138,977)	—	—	(125)	(139,102)
Accretion of discount/amortization of premium	7,621	25	(19)	—	7,627
Net realized gain (loss)	1,853	—	—	(49)	1,804
Net change in unrealized appreciation (depreciation)	27,850	87	13	100	28,050
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$26,888	$86	$14	$102	$27,090

Table of Content

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments (1)	1,292,886	1,879	443	2,913	1,298,121
Proceeds from principal repayments and sales of investments	(169,558)	—	—	(177)	(169,735)
Accretion of discount/amortization of premium	15,602	58	(10)	—	15,650
Net realized gain (loss)	960	—	—	(402)	558
Net change in unrealized appreciation (depreciation)	86,594	(155)	(64)	89	86,464
Transfers into Level 3 (2)	—	9,463	—	—	9,463
Transfers out of Level 3 (2)	(4,714)	—	—	—	(4,714)
Fair value, end of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$84,064	$(156)	$(65)	$91	$83,934
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$840,223	$—	$67	$840,290
Purchases of investments(1)	1,365,064	8,776	—	1,373,840
Proceeds from principal repayments and sales of investments	(37,008)	—	—	(37,008)
Accretion of discount/amortization of premium	1,738	3	—	1,741
Net realized gain (loss)	(3)	—	—	(3)
Net change in unrealized appreciation (depreciation)	(15,296)	1	—	(15,295)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Fair value, end of period	$2,154,718	$8,780	$67	$2,163,565
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2022	$(15,296)	$1	$—	$(15,295)

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments(1)	2,261,818	8,776	67	2,270,661
Proceeds from principal repayments and sales of investments	(92,381)	—	—	(92,381)
Accretion of discount/amortization of premium	2,497	3	—	2,500
Net realized gain (loss)	11	—	—	11
Net change in unrealized appreciation (depreciation)	(17,227)	1	—	(17,226)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Fair value, end of period	$2,154,718	$8,780	$67	$2,163,565
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2022	$(17,227)	$1	$—	$(17,226)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2022, there were no transfers into or out of Level 3.

Table of Content
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$5,735,576	Yield analysis	Discount rate	8.41%	19.06%	12.20%
Investments in second lien debt	18,106	Yield analysis	Discount rate	15.34%	16.29%	15.79%
Investments in unsecured debt	1,976	Yield analysis	Discount rate	13.46%	15.30%	14.35%
Investments in preferred equity	2,220	Yield analysis	Discount rate	11.86%	17.46%	14.72%
Investments in common equity	176	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x

	December 31, 2022
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$3,848,793	Yield analysis	Discount rate	8.14%	17.70%	11.47%
Investments in unsecured debt	704	Yield analysis	Discount rate	14.70%	14.70%	14.70%
Investments in equity	2,108	Yield analysis	Discount rate	7.08%	16.95%	11.96%
	198	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x
(1)As of June 30, 2023, included within the fair value of Level 3 assets of $6,130,906 is an amount of $372,852 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2022, included within the fair value of Level 3 assets of $4,895,099 is an amount of $1,043,296 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Table of Content
Financial Instruments Not Carried at Fair Value
Debt

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$604,995	$604,995	$453,663	$453,663
HLEND B Funding Facility	513,796	513,796	482,084	482,084
HLEND C Funding Facility	200,000	200,000	—	—
HLEND D Funding Facility	187,500	187,500	—	—
Revolving Credit Facility	760,270	760,270	704,819	704,819
November 2025 Notes(1)	167,549	169,492	168,462	170,628
November 2027 Notes(1)	153,022	155,237	153,958	156,354
March 2026 Notes(1)	271,339	275,063	—	—
March 2028 Notes(1)	121,637	123,675	—	—
Short-Term Borrowings	157,700	157,700	379,081	379,081
Total	$3,137,808	$3,147,728	$2,342,067	$2,346,629
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $1.5 million, $1.5 million, $2.3 million and $1.1 million, respectively, as of June 30, 2023 and includes the decrease in the notes carrying value of $(0.9) million, $(0.4) million, $(2.4) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.9 million and $1.7 million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

The following table presents the fair value hierarchy of the Company’s debt obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	3,147,728	2,346,629
Total	$3,147,728	$2,346,629

As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Table of Content
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

During the three and six months ended June 30, 2023, the average notional exposure for foreign currency forward contracts were $279.9 million and $265.7 million, respectively, and the average notional exposure for interest rate swaps were $562.5 million and $391.1 million, respectively. During the three and six months ended June 30, 2022, the average notional exposure for foreign currency forward contracts were $179.0 million and $90.1 million, respectively, and the average notional exposure for interest rate swaps was $0.0 million, for both periods.

The following table summarizes the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$723	$—	$723	$109,749
Total derivative assets, at fair value	$—	$723	$—	$723	$109,749

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,954)	$—	$(1,954)	$185,909
Interest rate swaps	—	(5,044)	—	(5,044)	562,500
Total derivative liabilities, at fair value	$—	$(6,998)	$—	$(6,998)	$748,409

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,125	$—	$1,125	$123,895
Interest rate swaps	—	991	—	991	162,500
Total derivative assets, at fair value	$—	$2,116	$—	$2,116	$286,395

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,261)	$—	$(3,261)	$117,375
Total derivative liabilities, at fair value	$—	$(3,261)	$—	$(3,261)	$117,375

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$3,409	$904
Realized gain (loss) on foreign currency forward contracts	$(7,152)	$(7,681)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$29	$47
Realized gain (loss) on foreign currency forward contracts	$82	$82

Table of Content

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022.

		June 30, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$723	$(6,998)	$(6,275)	$760	$(5,515)

		December 31, 2022
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$1,125	$(3,261)	$(2,136)	$—	$(2,136)
Goldman Sachs Bank USA	Derivative assets, at fair value	$991	$—	$991	$—	$991
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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2023 and 2022.

For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest rate swaps	$(12,533)	$(5,044)	$—	$—
Hedged items	$14,684	$6,911	$—	$—

The table below presents the carrying value of unsecured borrowings as of June 30, 2023 and December 31, 2022, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

	June 30, 2023		December 31, 2022
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$713,547	$6,911	$322,420	$(953)

Table of Content
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 224.89% and 247.37%.
SPV Financing Facilities
From time to time, wholly-owned subsidiaries of the Company may enter into secured financing facilities (“SPV Financing Facilities”), as described below. The obligations of each special purpose vehicle (“SPV”) to the lenders are secured by a first priority security interest in all of the SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the SPV, except for the HLEND C Fund Facility. For the HLEND C Funding Facility, the Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Fund Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.
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
As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities and the Unsecured Notes.

As of June 30, 2023 and December 31, 2022, the Company had four and two SPV Financing Facilities, respectively, as discussed below.
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

Loans under the HLEND A Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, then in effect plus the applicable spread of 2.40% per annum.

Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
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

As of June 30, 2023, the maximum principal amount under the Agreement was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B

Table of Content
may make borrowings under the HLEND B Funding Facility expires on July 19, 2025 and the HLEND B Funding Facility will mature and all amounts outstanding under credit facility must be repaid by July 19, 2027.
HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent (the “HLEND C Funding Facility”), Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian. On June 22, 2023, HLEND C entered into an amendment to, among other things, increase the maximum principal amount under the HLEND C Funding Facility from $400 million to $750 million.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.95% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of June 30, 2023, the maximum principal amount under the Agreement was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
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

The initial principal amount of the HLEND D Funding Facility was $250 million. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.

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

Table of Content
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

Table of Content
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

As of June 30, 2023, the Company had $157.7 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $217.7 million as of June 30, 2023.

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

Table of Content
The Company’s outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,995	$604,995	$195,005	$65,967
HLEND B Funding Facility(4)	1,000,000	513,796	513,796	486,204	382,304
HLEND C Funding Facility	750,000	200,000	200,000	550,000	135,554
HLEND D Funding Facility	250,000	187,500	187,500	62,500	62,500
Revolving Credit Facility(5)	1,125,000	760,270	760,270	364,730	364,730
November 2025 Notes(6)	170,000	170,000	167,549	—	—
November 2027 Notes(6)	155,000	155,000	153,022	—	—
March 2026 Notes(7)	276,000	276,000	271,339	—	—
March 2028 Notes(7)	124,000	124,000	121,637	—	—
Short-Term Borrowings	157,700	157,700	157,700	—	—
Total	$4,807,700	$3,149,261	$3,137,808	$1,658,439	$1,011,055
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 151.5 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 103.1 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.5 million and $1.5 million, respectively, as of June 30, 2023 and includes the change in the notes carrying value of $(0.9) million and $(0.4) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $2.3 million and $1.1 million, respectively, as of June 30, 2023 and includes the change in the notes carrying value of $(2.4) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.

Table of Content

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

As of June 30, 2023 and December 31, 2022, $39.2 million and $16.6 million, respectively, of interest expense and $0.4 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three months ended June 30, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 7.98% and 4.51% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $3,095.3 million and $271.0 million, respectively. For the six months ended June 30, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 7.80% and 5.25% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $2,885.0 million and $206.9 million, respectively.

Table of Content
The components of interest expense were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Borrowing interest expense	$56,596	$2,227
Facility unused fees	877	534
Amortization of financing and debt issuance costs	1,976	288
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(12,533)	—
Hedged items	14,684	—
Total interest expense	$61,600	$3,049
Cash paid for interest expense	$57,577	$2,052

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Borrowing interest expense	$103,117	$3,040
Facility unused fees	3,032	890
Amortization of financing and debt issuance costs	3,547	444
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(5,044)	—
Hedged items	6,911	—
Total interest expense	$111,563	$8,799
Cash paid for interest expense	$89,387	$6,632
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $732.6 million and $895.9 million, respectively.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management is not aware of any pending or threatened material litigation.
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

Table of Content
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase Agreements. As of June 30, 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

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

The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of HPS. Beginning October 14, 2021 and December 10, 2021, certain of the Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by two non-affiliated entities.

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
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class S, Class I, Class D, and Class F common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, HPS purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D Shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of HPS, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of June 30, 2023 and December 31, 2022, no Class S shares were outstanding.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	1,585,743	$38,749
Share transfers between classes	—	—
Distributions reinvested	330,161	8,064
Share repurchases	(168,582)	(4,167)
Early repurchase deduction	—	23
Net increase (decrease)	1,747,322	$42,669
CLASS D
Subscriptions	2,026,626	$49,495
Share transfers between classes	223,376	5,462
Distributions reinvested	205,700	5,024
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	12
Net increase (decrease)	1,440,442	$34,896
CLASS F
Subscriptions	6,486,082	$158,441
Share transfers between classes	(223,376)	(5,462)
Distributions reinvested	984,876	24,055
Share repurchases	(2,808,781)	(69,433)
Early repurchase deduction	—	62
Net increase (decrease)	4,438,801	$107,663
Total net increase (decrease)	7,626,565	$185,228

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	2,489,409	$60,642
Share transfers between classes	675,921	16,465
Distributions reinvested	682,337	16,590
Share repurchases	(545,902)	(13,374)
Early repurchase deduction	—	38
Net increase (decrease)	3,301,765	$80,361
CLASS D
Subscriptions	3,276,005	$79,895
Share transfers between classes	223,376	5,462
Distributions reinvested	387,709	9,430
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	2,871,830	$69,710
CLASS F
Subscriptions	10,612,439	$258,850
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	1,997,873	48,579
Share repurchases	(3,490,087)	(86,057)
Early repurchase deduction	—	101
Net increase (decrease)	8,220,928	$199,546
Total net increase (decrease)	14,394,523	$349,617

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	11,614,029	$289,853
Share transfers between classes	—	—
Distributions reinvested	130,757	3,250
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	11,744,786	$293,108
CLASS D
Subscriptions	5,460,822	$136,150
Share transfers between classes	—	—
Distributions reinvested	37,241	925
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	5,498,063	$137,077
CLASS F
Subscriptions	34,428,475	$856,747
Share transfers between classes	—	—
Distributions reinvested	239,945	5,972
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	34,627,302	$861,732
Total net increase (decrease)	51,870,151	$1,291,917

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	22,321,278	$557,897
Share transfers between classes	—	—
Distributions reinvested	160,666	4,001
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	22,481,944	$561,903
CLASS D
Subscriptions	10,160,097	$253,975
Share transfers between classes	—	—
Distributions reinvested	39,399	979
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	10,199,496	$254,956
CLASS F
Subscriptions	55,380,400	$1,381,431
Share transfers between classes	—	—
Distributions reinvested	267,616	6,666
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	55,606,898	$1,387,110
Total net increase (decrease)	88,288,338	$2,203,969

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class I, Class D and Class F common shares of beneficial interest during the six months ended June 30, 2023 and 2022:

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
January 31, 2023	$—	$24.36	$24.36	$24.36
February 28, 2023	$—	$24.56	$24.56	$24.56
March 31, 2023	$—	$24.40	$24.40	$24.40
April 30, 2023	$—	$24.42	$24.42	$24.42
May 31, 2023	$—	$24.45	$24.45	$24.45
June 30, 2023	$—	$24.72	$24.72	$24.72
(1) Class S has not commenced operations as of June 30, 2023.

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32

Table of Content
(1) Class S has not commenced operations as of June 30, 2022.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class S, Class I, Class D, and Class F common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the six months ended June 30, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.18100	$6,441
February 28, 2023	February 28, 2023	March 31, 2023	0.19000	6,980
March 28, 2023	March 31, 2023	April 28, 2023	0.20300	7,518
April 28, 2023	April 30, 2023	May 31, 2023	0.20400	7,561
May 26, 2023	May 31, 2023	June 30, 2023	0.20500	7,668
June 28, 2023	June 30, 2023	July 31, 2023	0.20500	7,907
Total			$1.18800	$44,075

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17590	$3,173
February 28, 2023	February 28, 2023	March 31, 2023	0.18530	3,351
March 28, 2023	March 31, 2023	April 28, 2023	0.19780	3,752
April 28, 2023	April 30, 2023	May 31, 2023	0.19900	3,951
May 26, 2023	May 31, 2023	June 30, 2023	0.19980	4,081
June 28, 2023	June 30, 2023	July 31, 2023	0.20000	4,285
Total			$1.15780	$22,593

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17090	$16,003
February 28, 2023	February 28, 2023	March 31, 2023	0.18070	16,992
March 28, 2023	March 31, 2023	April 28, 2023	0.19260	18,590
April 28, 2023	April 30, 2023	May 31, 2023	0.19400	18,948
May 26, 2023	May 31, 2023	June 30, 2023	0.19460	19,516
June 28, 2023	June 30, 2023	July 31, 2023	0.19500	20,103
Total			$1.12780	$110,152
(1) Distributions per share are net of shareholder servicing and/or distribution fees.
(2) Distributions per share include variable supplemental distributions of $0.021, $0.030, $0.043, $0.044, $0.045 and $0.045, for January, February, March, April, May and June, respectively, for all share classes outstanding.

The following table presents distributions that were declared during the six months ended June 30, 2022:

Table of Content

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
Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Table of Content
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1880	$44,075	$1.1578	$22,593	$1.1278	$110,152
Net realized gains	—	—	—	—	—	—
Total	$1.1880	$44,075	$1.1578	$22,593	$1.1278	$110,152
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of Common Shares during the six months ended June 30, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.7210	$11,287	$0.7210	$4,742	$0.7210	$24,160
Net realized gains	—	—	—	—	—	—
Total	$0.7210	$11,287	$0.7210	$4,742	$0.7210	$24,160

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%

The following table summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Table of Content

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$23.88	$23.88	$23.88
Net investment income (1)	1.43	1.40	1.37
Net unrealized and realized gain (loss) (2)	0.60	0.60	0.60
Net increase (decrease) in net assets resulting from operations	2.03	2.00	1.97
Distributions from net investment income (3)	(1.19)	(1.16)	(1.13)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.19)	(1.16)	(1.13)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	0.84	0.84	0.84
Net asset value, end of period	$24.72	$24.72	$24.72
Shares outstanding, end of period	38,403,644	20,410,089	100,280,440
Total return based on NAV (4)	8.64%	8.51%	8.38%
Ratios:
Ratio of net expenses to average net assets (5)	9.43%	9.76%	9.94%
Ratio of net investment income to average net assets (5)	11.90%	11.75%	11.42%
Portfolio turnover rate	5.64%	5.64%	5.64%
Supplemental Data:
Net assets, end of period	$949,403	$504,572	$2,479,041
Asset coverage ratio	224.9%	224.9%	224.9%
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
(5)For the six months ended June 30, 2023, amounts are annualized except for non-recurring expenses.
(6)The per share amount rounds to less than $0.01 per share.

Table of Content
The following are the financial highlights for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	0.83	0.79	0.82
Net unrealized and realized gain (loss) (2)	(0.79)	(0.75)	(0.78)
Net increase (decrease) in net assets resulting from operations	0.04	0.04	0.04
Distributions from net investment income (3)	(0.72)	(0.72)	(0.72)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.72)	(0.72)	(0.72)
Total increase (decrease) in net assets	(0.68)	(0.68)	(0.68)
Net asset value, end of period	$24.32	$24.32	$24.32
Shares outstanding, end of period	22,482,044	10,199,496	55,606,898
Total return based on NAV (4)	0.14%	0.14%	0.14%
Ratios:
Ratio of net expenses to average net assets (5)	1.93%	1.33%	1.74%
Ratio of net investment income to average net assets (5)	8.25%	7.83%	8.15%
Portfolio turnover rate	4.45%	4.45%	4.45%
Supplemental Data:
Net assets, end of period	$546,682	$248,011	$1,352,126
Asset coverage ratio	372.3%	372.3%	372.3%
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
(5)For the six months ended June 30, 2022, amounts are annualized except for non-recurring expenses. For the six months ended June 30, 2022, the ratio of total operating expenses to average net assets was 4.78%, 4.09% and 4.68% on Class I, Class D and Class F, respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.85%, 2.76% and 2.94% on Class I, Class D and Class F, respectively, of average net assets.
Note 11. Joint Venture

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM are approximately $200 million and $28.6 million, respectively, which correspond to initial membership interests of approximately 87.5% and 12.5%, respectively. The Agreement is effective as of June 1, 2023.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required).

A Capital One entity is providing a senior revolving financing facility to ULTRA III.
The Company and COM will have equal voting rights with respect to the joint venture. The Company will not consolidate the assets and liabilities of the ULTRA III joint venture. As of June 30, 2023, the joint venture has not yet commenced investment activities.

Table of Content
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2023, except as discussed below.

Subscriptions
The Company received $147.4 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective July 1, 2023.

The Company received $209.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective August 1, 2023.

Distributions Declarations

On July 31, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, and $0.1495 per Class F share, all of which are payable on August 31, 2023 to shareholders of record as of July 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0450 for all share classes outstanding, all of which are payable on August 31, 2023 to shareholders of record as of July 31, 2023.

Financing Transactions

On July 12, 2023, the Company increased the aggregate commitments of the lenders under the Revolving Credit Facility from $1,125 million to $1,275 million through the accordion feature of the Revolving Credit Facility.

On August 1, 2023, the Company entered into the First Amendment to the HLEND D Funding Facility Credit Agreement (the “Amendment”). The Amendment provides for, among other things, an increase in the Maximum Facility Amount under the HLEND D Funding Facility from $250 million to $500 million.

Governance

On August 8, 2023, the Board appointed Grishma Parekh to serve as President of the Company. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending.

Table of Content
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
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC and a wholly-owned subsidiary of HPS. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
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

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds sponsored or managed by the Adviser or HPS.

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

Table of Content
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

The Adviser agreed to advance all of our organization and offering expenses on our behalf through February 3, 2022, the date on which we broke escrow for our initial offering of Common Shares. On such date, the Company became obligated to reimburse the Adviser for such advanced expenses and the Adviser subsequently requested reimbursement of these expenses and was paid pursuant to the Prior Expense Support Agreement. After such date, the Company bears all such expenses, subject to the Expense Support Agreement. Pursuant to the Expense Support Agreements, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers for goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser, the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Table of Content
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended June 30, 2023	As of and for the three months ended June 30, 2022
Total investments, beginning of period	$6,719,271	$1,274,126
New investments purchased	591,134	1,879,082
Net accretion of discount on investments	8,875	2,057
Net realized gain (loss) on investments	365	61
Investments sold or repaid	(266,611)	(58,062)
Total investments, end of period	$7,053,034	$3,097,264
The following table presents certain selected information regarding our investment portfolio:

	June 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.0%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	12.0%	11.1%
Number of portfolio companies	211	195
Weighted average EBITDA(2)	$196	$178
Weighted average loan-to-value (“LTV”) (3)	42%	41%
Percentage of debt investments bearing a floating rate, at fair value	98.8%	99.1%
Percentage of debt investments bearing a fixed rate, at fair value	1.2%	0.9%
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

Our investments consisted of the following:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,954,930	$6,928,353	98.62%	$5,755,124	$5,614,718	98.22%
Second lien debt	49,740	48,622	0.69	47,764	45,248	0.79
Unsecured debt	14,871	14,702	0.21	26,302	25,512	0.45
Structured finance investments	29,093	28,953	0.41	28,929	28,737	0.50
Equity investments	4,400	4,729	0.07	2,067	2,306	0.04
Total	$7,053,034	$7,025,359	100.00%	$5,860,186	$5,716,521	100.00%

Table of Content
As of June 30, 2023 and December 31, 2022, there were two and zero investments on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$6,994,268	99.62%	$5,714,215	100.00%
Non-accrual	26,362	0.38	—	—
Total	$7,020,630	100.00%	$5,714,215	100.00%
The table below describes investments by industry composition based on fair value:

	June 30, 2023	December 31, 2022
Software and Computer Services	18.04%	20.26%
Health Care Providers	12.29	11.56
Industrial Support Services	10.70	9.93
Media	8.57	8.83
Consumer Services	7.04	8.02
Non-life Insurance	6.66	5.56
Medical Equipment and Services	4.59	3.69
Travel and Leisure	4.39	2.79
General Industrials	3.90	4.64
Pharmaceuticals and Biotechnology	3.82	3.44
Aerospace and Defense	3.54	2.97
Industrial Engineering	3.32	3.26
Personal Care, Drug and Grocery Stores	1.69	2.05
Automobiles and Parts	1.68	2.07
Technology Hardware and Equipment	1.39	1.63
Food Producers	1.31	1.52
Telecommunications Service Providers	1.11	1.25
Personal Goods	1.10	1.23
Electricity	0.98	0.15
Finance and Credit Services	0.69	0.85
Gas, Water and Multi-utilities	0.62	0.76
Real Estate Investment and Services	0.57	0.78
Industrial Transportation	0.46	0.88
Structured Finance	0.41	0.50
Retailers	0.28	0.36
Telecommunications Equipment	0.21	0.11
Chemicals	0.16	0.12
Household Goods and Home Construction	0.15	0.31
Investment Banking and Brokerage Services	0.15	0.13
Life Insurance	0.08	0.10
Industrial Metals and Mining	0.04	0.05
Leisure Goods	0.03	0.15
Construction and Materials	0.02	0.03
Electronic and Electrical Equipment	0.01	0.02
Total	100.00%	100.00%

Table of Content
The table below describes investments by geographic composition based on fair value:

	June 30, 2023	December 31, 2022
Australia	3.70%	4.71%
Canada	0.76	0.65
France	0.53	0.44
Italy	1.93	2.23
Singapore	0.44	—
Spain	0.46	0.52
Taiwan	0.61	0.74
United Kingdom	5.19	4.23
United States	86.38	86.48
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total investment income	$215,805	$37,750	$394,581	$55,919
Net expenses	98,693	4,097	180,851	9,884
Net investment income before excise tax	117,112	33,653	213,730	46,035
Excise tax expense	—	—	(5)	—
Net investment income after excise tax	117,112	33,653	213,735	46,035
Net realized gain (loss)	(6,760)	3,132	(18,189)	3,433
Net change in unrealized appreciation (depreciation)	35,566	(63,380)	109,401	(66,432)
Net increase (decrease) in net assets resulting from operations	$145,918	$(26,595)	$304,947	$(16,964)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Table of Content
Investment Income
Investment income, was as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest income	$206,356	$36,341	$379,998	$53,779
Payment-in-kind interest income	8,161	1,024	12,891	1,641
Dividend income	47	—	47	—
Other income	1,241	385	1,645	499
Total investment income	$215,805	$37,750	$394,581	$55,919
Total investment income increased to $215.8 million for the three months ended June 30, 2023 from $37.8 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $7,025.4 million and our weighted average yield on debt and income producing securities at fair value was 12.0%.
Total investment income increased to $394.6 million for the six months ended June 30, 2023 from $55.9 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments.
Expenses
Expenses were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest expense	$61,600	$3,049	$111,563	$8,799
Management fees	12,070	5,656	23,258	7,081
Income based incentive fee	17,211	3,319	31,459	4,335
Distribution and shareholder servicing fees
Class D	313	137	588	168
Class F	3,055	1,370	5,890	1,701
Professional fees	1,285	578	2,204	990
Board of Trustees’ fees	145	125	286	263
Administrative service expenses	581	539	1,154	753
Other general & administrative	2,044	702	3,695	1,253
Amortization of continuous offering costs	389	547	754	900
Excise tax expense	—	—	(5)	—
Total expenses (including excise tax expense)	98,693	16,022	180,846	26,243
Expense support	—	(1,443)	—	(4,270)
Reimbursable expenses previously borne by Adviser	—	—	—	1,196
Distribution and shareholder servicing fees waived	—	(1,507)	—	(1,869)
Management fees waived	—	(5,656)	—	(7,081)
Incentive fees waived	—	(3,319)	—	(4,335)
Net expenses (including excise tax expense)	$98,693	$4,097	$180,846	$9,884
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $61.6 million for the three months ended June 30, 2023 from $3.0 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, and Unsecured Notes. The average principal debt outstanding increased to $3,095.3 million for the three months ended June 30, 2023 from $271.0 million for the same period in the prior year.

Table of Content
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $111.6 million for the six months ended June 30, 2023 from $8.8 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, and Unsecured Notes. The average principal debt outstanding increased to $2,885.0 million for the six months ended June 30, 2023 from $206.9 million for the same period in the prior year.
Management Fees
Management fees increased to $12.1 million for the three months ended June 30, 2023 from $5.7 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $23.3 million for the six months ended June 30, 2023 from $7.1 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. As our investment adviser prior to June 30, 2023, HPS had agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $5.7 million and $7.1 million, respectively, for the three and six months ended June 30, 2022.
Income Based Incentive Fee
Income based incentive fees increased to $17.2 million for the three months ended June 30, 2023 from $3.3 million for the same period in the prior year primarily due to our deployment of capital. Income based incentive fees increased to $31.5 million for the six months ended June 30, 2023 from $4.3 million for the same period in the prior year primarily due to our deployment of capital. As our investment adviser prior to June 30, 2023, HPS agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $3.3 million and $4.3 million, respectively, for the three and six months ended June 30, 2022.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2023 and 2022, there were no accrued capital gains incentive fees as there were cumulative net realized and unrealized losses since inception. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $7.8 million for the three months ended June 30, 2023, from $4.0 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $14.6 million for the six months ended June 30, 2023, from $6.0 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended June 30, 2023, the Administrator charged $0.6 million, an increase from $0.5 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the six months ended June 30, 2023, the Administrator charged $1.2 million, an increase

Table of Content
from $0.8 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
For the three months ended June 30, 2023 and 2022, we incurred U.S. federal excise tax of $0.0 million and $0.0 million, respectively. For the six months ended June 30, 2023 and 2022, we incurred U.S. federal excise tax of $(0.0) million and $0.0 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Non-controlled/non-affiliated investments	$365	$61	$(10,366)	$78
Foreign currency forward contracts	(7,152)	82	(7,681)	82
Foreign currency transactions	27	2,989	(142)	3,273
Net realized gain (loss)	$(6,760)	$3,132	$(18,189)	$3,433
For the three and six months ended June 30, 2023, we generated realized loss of $(6.8) million and $(18.2) million, respectively, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of debt investments and foreign currency forwards contracts.

For the three and six months ended June 30, 2022, we generated realized gains of $3.1 million and $3.4 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Non-controlled/non-affiliated investments	$38,117	$(67,845)	$115,990	$(71,001)
Foreign currency forward contracts	3,409	29	904	47
Translation of assets and liabilities in foreign currencies	(5,960)	4,436	(7,493)	4,522
Net change in unrealized appreciation (depreciation)	$35,566	$(63,380)	$109,401	$(66,432)
For the three months ended June 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the three months ended June 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and, to a lesser extent, private credit markets.

Table of Content
For the six months ended June 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the six months ended June 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and, to a lesser extent, private credit markets.

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
As of June 30, 2023 and December 31, 2022, we had four and two asset-based leverage facilities, one corporate-level revolving credit facility, and four and two unsecured note issuances, respectively. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023 and December 31, 2022, we had an aggregate amount of $3,149.3 million and $2,344.6 million, respectively, of debt outstanding and our asset coverage ratio was 224.89% and 247.37%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2023, taken together with our $1,658.4 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2023, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $894.5 million of syndicated loans and other liquid investments as of June 30, 2023, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the six months ended June 30, 2023, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2023, we had $187.8 million in cash and cash equivalents. During the six months ended June 30, 2023, cash used in operating activities was $921.6 million, primarily as a result of funding portfolio investments of $1,539.2 million and partially offset by proceeds from sale of investments and principal repayments of $366.2 million and other operating uses of $251.4 million. Cash provided by financing activities was $1,035.2 million during the period, primarily as a result of new share issuances related to $399.4 million of subscriptions and net borrowings of $796.9 million.

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

Table of Content
Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	1,585,743	$38,749
Share transfers between classes	—	—
Distributions reinvested	330,161	8,064
Share repurchases	(168,582)	(4,167)
Early repurchase deduction	—	23
Net increase (decrease)	1,747,322	$42,669
CLASS D
Subscriptions	2,026,626	$49,495
Share transfers between classes	223,376	5,462
Distributions reinvested	205,700	5,024
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	12
Net increase (decrease)	1,440,442	$34,896
CLASS F
Subscriptions	6,486,082	$158,441
Share transfers between classes	(223,376)	(5,462)
Distributions reinvested	984,876	24,055
Share repurchases	(2,808,781)	(69,433)
Early repurchase deduction	—	62
Net increase (decrease)	4,438,801	$107,663
Total net increase (decrease)	7,626,565	$185,228

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	2,489,409	$60,642
Share transfers between classes	675,921	16,465
Distributions reinvested	682,337	16,590
Share repurchases	(545,902)	(13,374)
Early repurchase deduction	—	38
Net increase (decrease)	3,301,765	$80,361
CLASS D
Subscriptions	3,276,005	$79,895
Share transfers between classes	223,376	5,462
Distributions reinvested	387,709	9,430
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	2,871,830	$69,710
CLASS F
Subscriptions	10,612,439	$258,850
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	1,997,873	48,579
Share repurchases	(3,490,087)	(86,057)
Early repurchase deduction	—	101
Net increase (decrease)	8,220,928	$199,546
Total net increase (decrease)	14,394,523	$349,617

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	11,614,029	$289,853
Share transfers between classes	—	—
Distributions reinvested	130,757	3,250
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	11,744,786	$293,108
CLASS D
Subscriptions	5,460,822	$136,150
Share transfers between classes	—	—
Distributions reinvested	37,241	925
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	5,498,063	$137,077
CLASS F
Subscriptions	34,428,475	$856,747
Share transfers between classes	—	—
Distributions reinvested	239,945	5,972
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	34,627,302	$861,732
Total net increase (decrease)	51,870,151	$1,291,917

Table of Content

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	22,321,278	$557,897
Share transfers between classes	—	—
Distributions reinvested	160,666	4,001
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	22,481,944	$561,903
CLASS D
Subscriptions	10,160,097	$253,975
Share transfers between classes	—	—
Distributions reinvested	39,399	979
Share repurchases	—	—
Early repurchase deduction	—	2
Net increase (decrease)	10,199,496	$254,956
CLASS F
Subscriptions	55,380,400	$1,381,431
Share transfers between classes	—	—
Distributions reinvested	267,616	6,666
Share repurchases	(41,118)	(1,000)
Early repurchase deduction	—	13
Net increase (decrease)	55,606,898	$1,387,110
Total net increase (decrease)	88,288,338	$2,203,969

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.1810	$6,441
February 28, 2023	February 28, 2023	March 31, 2023	0.1900	6,980
March 28, 2023	March 31, 2023	April 28, 2023	0.2030	7,518
April 28, 2023	April 30, 2023	May 31, 2023	0.2040	7,561
May 26, 2023	May 31, 2023	June 30, 2023	0.2050	7,668
June 28, 2023	June 30, 2023	July 31, 2023	0.2050	7,907
Total			$1.1880	$44,075

Table of Content

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.1759	$3,173
February 28, 2023	February 28, 2023	March 31, 2023	0.1853	3,351
March 28, 2023	March 31, 2023	April 28, 2023	0.1978	3,752
April 28, 2023	April 30, 2023	May 31, 2023	0.1990	3,951
May 26, 2023	May 31, 2023	June 30, 2023	0.1998	4,081
June 28, 2023	June 30, 2023	July 31, 2023	0.2000	4,285
Total			$1.1578	$22,593

			Class F
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)(2)	Distribution Amount
January 19, 2023	January 31, 2023	February 28, 2023	$0.17090	$16,003
February 28, 2023	February 28, 2023	March 31, 2023	0.18070	16,992
March 28, 2023	March 31, 2023	April 28, 2023	0.19260	18,590
April 28, 2023	April 30, 2023	May 31, 2023	0.19400	18,948
May 26, 2023	May 31, 2023	June 30, 2023	0.19460	19,516
June 28, 2023	June 30, 2023	July 31, 2023	0.19500	20,103
Total			$1.12780	$110,152
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Distributions per share include variable supplemental distributions of $0.021, $0.030, $0.043, $0.044, $0.045 and $0.045, for January, February, March, April, May and June respectively, for all share classes outstanding.

The following table presents distributions that were declared during the six months ended June 30, 2022 (dollar amounts in thousands, except per share amounts):

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

Table of Content

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1880	$44,075	$1.1578	$22,593	$1.1278	$110,152
Net realized gains	—	—	—	—	—	—
Total	$1.1880	$44,075	$1.1578	$22,593	$1.1278	$110,152

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.7210	$11,287	$0.7210	$4,742	$0.7210	$24,160
Net realized gains	—	—	—	—	—	—
Total	$0.7210	$11,287	$0.7210	$4,742	$0.7210	$24,160
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

Table of Content
from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.
The following table further summarizes the share repurchases completed during the six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

The following table further summarizes the share repurchases completed during the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.
Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,995	$604,995	$195,005	$65,967
HLEND B Funding Facility(4)	1,000,000	513,796	513,796	486,204	382,304
HLEND C Funding Facility	750,000	200,000	200,000	550,000	135,554
HLEND D Funding Facility	250,000	187,500	187,500	62,500	62,500
Revolving Credit Facility(5)	1,125,000	760,270	760,270	364,730	364,730
November 2025 Notes(6)	170,000	170,000	167,549	—	—
November 2027 Notes(6)	155,000	155,000	153,022	—	—
March 2026 Notes(7)	276,000	276,000	271,339	—	—
March 2028 Notes(7)	124,000	124,000	121,637	—	—
Short-Term Borrowings	157,700	157,700	157,700	—	—
Total	$4,807,700	$3,149,261	$3,137,808	$1,658,439	$1,011,055

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 34.9 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 39.0 million, and in British Pounds (GBP) of 36.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 151.5 million, in Australian Dollars (AUD) of 285.3 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 103.1 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $1.5 million and $1.5 million, respectively, as of June 30, 2023 and includes the change in the notes carrying value of $(0.9) million and $(0.4) million, respectively, as a result of the qualifying fair value hedge relationship as described above.

Table of Content
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $2.3 million and $1.1 million, respectively, as of June 30, 2023 and includes the change in the notes carrying value of $(2.4) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.

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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and other short-term borrowings as of June 30, 2023, is as follows:

	June 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$604,995	$—	$—	$604,995	$—
HLEND B Funding Facility	513,796	—	—	513,796	—
HLEND C Funding Facility	200,000	—	—	—	200,000
HLEND D Funding Facility	187,500	—	—	187,500	—
Revolving Credit Facility	760,270	—	—	760,270	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
Short-Term Borrowings	157,700	157,700	—	—	—
Total	$3,149,261	$157,700	$446,000	$2,345,561	$200,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying

Table of Content
loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $732.6 million and $895.9 million, respectively.
Warehousing Transactions
We entered into a warehouse transaction whereby we agreed, subject to certain conditions, to purchase certain assets from a party unaffiliated with HPS. Such warehousing transaction was designed to assist us in deploying capital upon receipt of subscriptions. The portfolio investments primarily consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment strategy. For additional information, see “Note 8. Commitment and Contingencies” to the consolidated financial statements.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management is not aware of any pending or threatened litigation.
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
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	N/A	N/A
Class I (no upfront placement fee)	February 3, 2022	8.64%
Class I (with upfront placement fee)	February 3, 2022	6.47%
Class D (no upfront placement fee)	February 3, 2022	8.51%
Class D (with upfront placement fee)	February 3, 2022	6.34%
Class F (no upfront placement fee)	February 3, 2022	8.38%
Class F (with upfront placement fee)	February 3, 2022	6.21%
(1)Performance is through June 30, 2023 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan. Amounts are not annualized.
(2)Class S has not commenced operations as of June 30, 2023.
Recent Developments
Subscriptions
The Company received $147.4 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective July 1, 2023.

The Company received $209.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, and Class F shares for subscriptions effective August 1, 2023.

Table of Content
Distributions Declarations

On July 31, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, and $0.1495 per Class F share, all of which are payable on August 31, 2023 to shareholders of record as of July 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0450 for all share classes outstanding, all of which are payable on August 31, 2023 to shareholders of record as of July 31, 2023.

Financing Transactions

On July 12, 2023, the Company increased the aggregate commitments of the lenders under the Revolving Credit Facility from $1,125 million to $1,275 million through the accordion feature of the Revolving Credit Facility.

On August 1, 2023, the Company entered into the Amendment to the HLEND D Funding Facility Credit Agreement. The Amendment provides for, among other things, an increase in the Maximum Facility Amount under the HLEND D Funding Facility from $250 million to $500 million.

Governance

On August 8, 2023, the Board appointed Grishma Parekh to serve as President of the Company. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending. Prior to joining HPS in 2020, Ms. Parekh spent over twelve years as a Partner and Managing Director at The Carlyle Group. During her tenure at The Carlyle Group, Ms. Parekh was a founding member of the Direct Lending platform, served as Head of Origination for Illiquid Credit, and was a member of the investment committee for the Direct Lending business. Prior to joining The Carlyle Group in 2007, Ms. Parekh was an Investment Banking Associate at JPMorgan where she was responsible for originating, structuring and executing high yield bond and leveraged loan transactions. Ms. Parekh holds a BS in Finance and Information Systems from the Stern School of Business at New York University. Ms. Parekh joined the Board of the Company in August 2021.

On August 8, 2023, the Board adopted the Sixth Amended and Restated Declaration of Trust, which amends the Company’s previously effective declaration of trust to (i) allow shareholders to elect trustees at annual meetings, (ii) to establish fixed terms for the trustees, (iii) and to restrict the rights of the Board to act without shareholder approval in certain circumstances.

The Sixth Amended and Restated Declaration of Trust took immediate effect upon its approval.

The foregoing description is qualified in its entirety by reference to a copy of the Sixth Amended and Restated Declaration of Trust, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

On August 8, 2023, the Board adopted the Amended and Restated Bylaws, which amends the Company’s previously effective bylaws to (i) require the Company to hold an annual meeting, (ii) increase the minimum shareholder present to constitute a quorum at the meeting from one-third of the outstanding shares to fifty percent of the outstanding shares, and (iii) clarify the effect of failing to realize a quorum at a meeting where a contested election occurs and the actions the Company shall take in response.

The Amended and Restated Bylaws took immediate effect upon its approval.

The foregoing description is qualified in its entirety by reference to a copy of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
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

Table of Content
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
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews the valuation recommendations prepared by the Adviser’s valuation team and, as appropriate, the independent valuation firms’ valuation ranges;
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

Table of Content
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
As of June 30, 2023, 98.8% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$214,440	$(89,603)	$124,837
Up 200 basis points	142,960	(59,735)	83,225
Up 100 basis points	71,480	(29,868)	41,612
Down 100 basis points	(71,480)	29,868	(41,612)
Down 200 basis points	(142,960)	59,735	(83,225)
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

Table of Content
covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022 as well as the risk factors set forth in “Risk Factors” of the Pre-Effective Amendment No. 7 to our registration statement on Form N-2 filed on June 30, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2023 to the risk factors set forth in “Risk Factors” of the Pre-Effective Amendment No. 7 to our registration statement on Form N-2 filed on June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2023 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 2, 2023	March 2, 2023	$24.40	1,058,869	$25,836
May 2, 2023	May 30, 2023	$24.72	3,992,380	$98,692

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.

Table of Content
Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Sixth Amended and Restated Declaration of Trust (filed herewith).

3.2	Amended and Restated Bylaws (filed herewith).

10.1
Limited Liability Company Agreement dated June 1, 2023 by and among HPS Corporate Lending Fund and the Capital One Member (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 7, 2023).

10.2
Amendment Agreement dated June 22, 2023 by and among HPS Corporate Lending Fund, as equity holder, HLEND Holdings C, L.P., as borrower, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, U.S. Bank National Association, as U.S. custodian and document custodian, Blackstone Asset Based Finance Advisors LP, as Blackstone representative, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 27, 2023).

10.3
Amended and Restated Investment Advisory Agreement with HPS Advisors, LLC (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

10.4	Second Amended and Restated Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

10.5
Amended and Restated Expense Support and Conditional Reimbursement Agreement with HPS Advisors, LLC (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Lending Fund

August 14, 2023	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 14, 2023	/s/ Robert Busch
Robert Busch
Chief Financial Officer