Form 10-Q
period 2023-09-30
HPS Corporate Lending Fund
filed 2023-11-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 10, 2023 was 102,160, 48,604,287, 27,188,814 and 117,124,203 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and the Israel-Hamas conflict;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our current and expected financing arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s targeted terminal rate;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Adviser (as defined in “Note 1. Organization” to the consolidated financial statements) or any of its affiliates;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $7,650,928 and $5,860,186 at September 30, 2023 and December 31, 2022, respectively)	$7,670,545	$5,716,521
Non-controlled/affiliated investments (amortized cost of $23,546 and $0 at September 30, 2023 and December 31, 2022, respectively)	23,321	—
Total investments at fair value (amortized cost of $7,674,474 and $5,860,186 at September 30, 2023 and December 31, 2022, respectively)	7,693,866	5,716,521
Cash and cash equivalents	205,888	74,241
Interest receivable from non-controlled/non-affiliated investments	74,429	51,778
Dividend receivable from non-controlled/non-affiliated investments	87	—
Deferred financing costs	30,140	20,187
Deferred offering costs	1,157	310
Derivative assets, at fair value (Note 6)	3,699	991
Receivable for investments sold	84,372	8,591
Other assets	17,051	410
Total assets	$8,110,689	$5,873,029
LIABILITIES
Debt (net of unamortized debt issuance costs of $9,276 and $3,572 at September 30, 2023 and December 31, 2022, respectively)	$3,356,815	$2,342,067
Payable for investments purchased	5,985	—
Interest payable	40,927	17,440
Derivative liabilities, at fair value (Note 6)	13,629	2,136
Due to affiliates	11,689	5,250
Distribution payable (Note 9)	38,188	39,090
Payable for share repurchases (Note 9)	34,830	9,814
Management fees payable (Note 3)	4,698	—
Income based incentive fees payable (Note 3)	18,660	—
Capital gains incentive fees payable (Note 3)	2,217	—
Shareholder servicing fee payable	1,291	1,032
Accrued expenses and other liabilities	1,020	928
Total liabilities	3,529,949	2,417,757
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (182,411,877 and 144,699,650 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	1,824	1,447
Additional paid in capital	4,502,219	3,574,281
Distributable earnings (loss)	76,697	(120,456)
Total net assets	4,580,740	3,455,272
Total liabilities and net assets	$8,110,689	$5,873,029

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,111,865	$838,207
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	44,275,610	35,101,879
Net asset value per share	$25.11	$23.88
Class D Shares:
Net assets	$650,986	$418,798
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	25,922,875	17,538,259
Net asset value per share	$25.11	$23.88
Class F Shares:
Net assets	$2,817,889	$2,198,267
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	112,213,392	92,059,512
Net asset value per share	$25.11	$23.88
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$222,420	$78,251	$602,418	$132,030
Payment-in-kind interest income	10,393	4,470	23,284	6,111
Dividend income	100	—	147	—
Other income	962	397	2,607	896
Total investment income	233,875	83,118	628,456	139,037
Expenses:
Interest expense	66,665	13,112	178,228	21,911
Management fees	13,653	8,746	36,911	15,827
Income based incentive fee	18,660	7,302	50,119	11,637
Capital gains incentive fee	2,217	—	2,217	—
Distribution and shareholder servicing fees
Class D	371	207	959	375
Class F	3,385	2,215	9,275	3,916
Professional fees	565	591	2,769	1,581
Board of Trustees’ fees	165	127	451	390
Administrative service expenses (Note 3)	486	316	1,640	1,069
Other general & administrative	1,732	1,244	5,427	2,497
Amortization of continuous offering costs	461	571	1,215	1,471
Total expenses	108,360	34,431	289,211	60,674
Expense support (Note 3)	—	—	—	(4,270)
Recoupment of expense support (Note 3)	—	3,997	—	3,997
Reimbursable expenses previously borne by Adviser (Note 3)	—	—	—	1,196
Distribution and shareholder servicing fees waived (Note 3)	—	(2,422)	—	(4,291)
Management fees waived (Note 3)	—	(8,746)	—	(15,827)
Incentive fees waived (Note 3)	—	(7,302)	—	(11,637)
Net expenses	108,360	19,958	289,211	29,842
Net investment income before excise tax	125,515	63,160	339,245	109,195
Excise tax expense	870	—	865	—
Net investment income after excise tax	124,645	63,160	338,380	109,195
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(6,383)	(1,675)	(16,749)	(1,597)
Foreign currency forward contracts	5,924	2,983	(1,757)	3,065
Foreign currency transactions	(6,721)	(1,018)	(6,863)	2,255
Net realized gain (loss)	(7,180)	290	(25,369)	3,723
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	47,292	(71,003)	163,282	(142,004)
Non-controlled/affiliated investments	(225)	—	(225)	—
Foreign currency forward contracts	4,931	26,494	5,835	26,541
Translation of assets and liabilities in foreign currencies	32,986	11,092	25,493	15,614
Net change in unrealized appreciation (depreciation)	84,984	(33,417)	194,385	(99,849)
Net realized and change in unrealized gain (loss)	77,804	(33,127)	169,016	(96,126)
Net increase (decrease) in net assets resulting from operations	$202,449	$30,033	$507,396	$13,069
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$124,645	$63,160	$338,380	$109,195
Net realized gain (loss)	(7,180)	290	(25,369)	3,723
Net change in unrealized appreciation (depreciation)	84,984	(33,417)	194,385	(99,849)
Net increase (decrease) in net assets resulting from operations	202,449	30,033	507,396	13,069
Distributions to common shareholders:
Class I	(33,705)	(12,415)	(77,780)	(23,702)
Class D	(18,186)	(5,911)	(40,779)	(10,653)
Class F	(81,532)	(31,635)	(191,684)	(55,795)
Net decrease in net assets resulting from distributions	(133,423)	(49,961)	(310,243)	(90,150)
Share transactions:
Class I:
Proceeds from shares sold	141,658	228,310	202,300	786,207
Share transfers between classes	—	—	16,465	—
Distributions reinvested	10,905	4,374	27,495	8,375
Repurchased shares, net of early repurchase deduction	(6,765)	5	(20,101)	10
Net increase (decrease) from share transactions	145,798	232,689	226,159	794,592
Class D:
Proceeds from shares sold	128,993	140,800	208,888	394,775
Share transfers between classes	—	—	5,462	—
Distributions reinvested	7,878	1,818	17,308	2,797
Repurchased shares, net of early repurchase deduction	—	3	(25,077)	5
Net increase (decrease) from share transactions	136,871	142,621	206,581	397,577
Class F:
Proceeds from shares sold	290,922	649,059	549,772	2,030,490
Share transfers between classes	—	—	(21,927)	—
Distributions reinvested	33,172	11,694	81,751	18,360
Repurchased shares, net of early repurchase deduction	(28,065)	(927)	(114,021)	(1,914)
Net increase (decrease) from share transactions	296,029	659,826	495,575	2,046,936
Total increase (decrease) in net assets	647,724	1,015,208	1,125,468	3,162,024
Net assets, beginning of period	3,933,016	2,146,819	3,455,272	3
Net assets, end of period	$4,580,740	$3,162,027	$4,580,740	$3,162,027

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$507,396	$13,069
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(163,057)	142,004
Net realized (gain) loss on investments	16,749	1,597
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(5,835)	(26,541)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(25,907)	(15,866)
Net accretion of discount and amortization of premium, net	(28,646)	(6,361)
Amortization of deferred financing costs	4,458	1,288
Amortization of debt issuance costs	1,362	—
Amortization of offering costs	1,215	1,471
Payment-in-kind interest capitalized	(21,038)	(5,687)
Non-cash other income capitalized	(533)	—
Purchases of investments	(2,326,252)	(4,867,714)
Proceeds from sale of investments and principal repayments	545,433	141,957
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(22,651)	(36,057)
Dividend receivable from non-controlled/non-affiliated investments	(87)	—
Receivable for investments sold	(75,781)	(3,161)
Other assets	(16,641)	(522)
Payable for investments purchased	5,985	202,123
Interest payable	23,487	8,666
Due to affiliates	6,439	9,477
Management fees payable	4,698	—
Income based incentive fees payable	18,660	—
Capital gains incentive fees payable	2,217	—
Shareholder servicing fee payable	259	—
Accrued expenses and other liabilities	92	495
Net cash provided by (used in) operating activities	(1,547,978)	(4,439,762)
Cash flows from financing activities:
Borrowings on debt	4,259,688	2,968,540
Repayments of debt	(3,198,709)	(1,513,100)
Deferred financing costs paid	(14,412)	(20,377)
Debt issuance costs paid	(7,066)	—
Deferred offering costs paid	(2,062)	(2,344)
Proceeds from issuance of Common Shares	960,960	3,211,472
Common Shares repurchased, net of early repurchase deduction	(134,183)	(980)
Distributions paid in cash	(184,591)	(41,491)
Net cash provided by (used in) financing activities	1,679,625	4,601,720
Net increase (decrease) in cash and cash equivalents	131,647	161,958
Cash and cash equivalents, beginning of period	74,241	3
Cash and cash equivalents, end of period	$205,888	$161,961
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$148,921	$13,245
Taxes paid during the period	$819	$—
Distribution payable	$38,188	$19,127
Share repurchases accrued but not paid	$34,830	$919
Reinvestment of distributions during the period	$126,554	$29,532
Non-cash purchases of investments	$37,396	$49,940
Non-cash sales of investments	$(37,396)	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units			.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

First Lien Debt
First Lien Debt - Non-Controlled/Non-Affiliated
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(10)							8/4/2028			$5,687			$(94)		$(166)
Arcfield Acquisition Corp (4)(10)		SF +	6.25%		11.62%		8/6/2029			42,542			41,790		41,277
Asdam Operations Pty Ltd (4)(5)(8)		B +	5.75%		9.86%		8/22/2028		A$	3,614			2,411		2,229
Asdam Operations Pty Ltd (4)(5)(6)(8)							8/22/2028		A$	5,421			(98)		(141)
Asdam Operations Pty Ltd (4)(5)(8)		B +	5.75%		9.86%		8/22/2028		A$	41,558			27,828		25,635
Cadence - Southwick, Inc. (4)(6)(11)		SF +	6.75%		12.22%		5/3/2028			11,291			253		364
Cadence - Southwick, Inc. (4)(11)		SF +	6.75%		12.22%		5/3/2029			41,633			40,458		40,938
Frontgrade Technologies Holdings Inc. (4)(6)(10)							1/10/2028			6,864			(162)		(128)
Frontgrade Technologies Holdings Inc. (4)(10)		SF +	6.75%		12.14%		1/9/2030			37,523			36,502		36,861
Frontgrade Technologies Holdings Inc. (4)(10)		SF +	6.75%		12.14%		1/9/2030			7,899			7,745		7,760
Sequa Corp (4)(6)(11)							11/23/2027			13,676			(578)		(137)
Sequa Corp (4)(11)		SF +	7.00%		12.38%		11/24/2028			127,347			121,650		126,074
													277,705		280,566		6.13%
Automobiles and Parts
Clarios Global LP (7)		SF +	3.75%		9.07%		5/4/2030			15,000			14,920		14,993
Foundation Automotive Us Corp (4)(11)		SF +	7.75%		13.32%		12/24/2027			4,310			4,256		4,038
Foundation Automotive Corp (4)(11)		SF +	7.75%		13.40%		12/24/2027			14,256			14,087		13,355
Foundation Automotive Us Corp (4)(11)		SF +	7.75%		13.40%		12/24/2027			35,293			34,877		33,061
Oil Changer Holding Corporation (4)(11)		SF +	6.75%		12.31%		2/8/2027			40,700			40,407		40,224
Oil Changer Holding Corporation (4)(11)		SF +	6.75%		12.31%		2/8/2027			8,545			8,485		8,445
													117,032		114,116		2.49%
Chemicals
Illuminate Buyer, LLC (7)		SF +	3.50%		8.93%		6/30/2027			12,152			12,014		12,138
													12,014		12,138		0.27%
Construction and Materials
Esdec Solar Group B.V. (4)(5)(6)(8)							8/30/2028			€17,183			(370)		(352)
Esdec Solar Group B.V. (4)(5)(8)		E +	6.00%		9.72%		8/30/2028			€51,549			55,298		53,437
Nexus Intermediate III, LLC (4)(6)(10)							12/6/2027			300			(3)		—
Nexus Intermediate III, LLC (4)(10)		SF +	5.50%		11.36%		12/6/2027			1,067			1,054		1,067
													55,979		54,152		1.18%
Consumer Services
AI Learning (Singapore) PTE. LTD. (4)(5)(12)		SORA +	8.25% (incl 4.00% PIK)		12.20%		5/25/2027			43,183	S$		30,994		30,983
American Academy Holdings, LLC (4)(11)		SF +	11.00% (incl 5.25% PIK)		16.43%		1/2/2025			53,308			53,308		53,182
Auctane Inc (4)(10)		SF +	5.75%		11.17%		10/5/2028			24,625			24,625		24,464
Club Car Wash Operating, LLC (4)(6)(11)		SF +	6.50%		12.04%		6/16/2027			40,435			25,799		25,507
Club Car Wash Operating, LLC (4)(11)		SF +	6.50%		12.04%		6/16/2027			13,030			12,818		12,724
Club Car Wash Operating, LLC (4)(11)		SF +	6.50%		12.04%		6/16/2027			26,664			26,374		26,037
Ensemble RCM LLC (7)		SF +	3.75%		9.22%		8/3/2026			1,984			1,978		1,989
Express Wash Concepts (4)(6)(11)		SF +	6.00%		11.42%		4/30/2027			47,314			34,370		34,135
Express Wash Concepts (4)(11)		SF +	6.00%		11.42%		4/30/2027			26,595			26,397		26,269
Houghton Mifflin Harcourt Company (8)		SF +	5.25%		10.67%		4/6/2029			29,700			28,961		28,190
Learning Care Group, Inc. (8)		SF +	4.75%		10.12%		8/8/2028			2,000			1,971		2,003

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

PECF USS Intermediate Holding III Corporation (8)		SF +	4.25%		9.88%		12/15/2028		14,750			14,679		11,895
Polyconcept North America Holdings, Inc. (10)		SF +	5.50%		10.82%		5/18/2029		23,067			22,678		22,248
Spotless Brands, LLC (4)(11)		SF +	6.50%		12.02%		7/25/2028		21,647			21,295		21,661
Spotless Brands, LLC (4)(11)		SF +	6.50%		12.01%		7/25/2028		16,063			15,803		16,074
Spotless Brands, LLC (4)(11)		SF +	6.50%		12.00%		7/25/2028		105,867			104,125		105,936
Spotless Brands, LLC (4)(6)(11)							7/25/2028		5,175			(82)		—
Thrasio LLC (4)(11)(16)		SF +	7.00%				12/18/2026		2,912			2,903		1,925
Trugreen Limited Partnership (10)		SF +	4.00%		9.42%		11/2/2027		8,597			8,504		8,193
WMB Holdings Inc (8)		SF +	3.25%		8.67%		11/2/2029		2,097			2,042		2,100
Zips Car Wash, LLC (4)(11)		SF +	7.25%		12.67%		3/1/2024		26,027			26,022		25,758
Zips Car Wash, LLC (4)(11)		SF +	7.25%		12.68%		3/1/2024		15,336			15,266		15,178
Zips Car Wash, LLC (4)(11)		SF +	7.25%		12.67%		3/1/2024		984			982		974
												501,812		497,425		10.86%
Electricity
Hamilton Projects Acquiror, LLC (10)		SF +	4.50%		9.93%		6/18/2027		57,863			53,602		57,706
IP Operating Portfolio I, LLC (4)(7)					7.88%		12/31/2029		27,428			26,902		27,037
												80,504		84,743		1.85%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (7)					9.75%		10/15/2025		1,000			987		991
												987		991		0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(11)		L +	9.25% PIK		14.69%		2/9/2027		18,693			18,444		18,281
Verscend Holding Corp. (7)		SF +	4.00%		9.43%		8/27/2025		3,949			3,937		3,955
Yes Energy LLC (4)(6)(10)		BS +	5.00%		10.39%		4/21/2028		10,000			3,824		3,975
Yes Energy LLC (4)(10)		BS +	5.00%		10.39%		4/21/2028		26,000			25,426		25,936
												51,631		52,147		1.14%
Food Producers
Specialty Ingredients, LLC (4)(6)(10)		SF +	6.00%		11.42%		2/12/2029		11,279			5,735		5,764
Specialty Ingredients, LLC (4)(10)		SF +	6.00%		11.49%		2/12/2029		90,028			88,506		88,772
												94,241		94,536		2.06%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(11)		SF +	5.75%		11.24%		8/13/2027		43,720			43,042		43,130
Eagle LNG Partners Jacksonville II LLC (4)(14)		SF +	9.38%		14.77%		6/8/2024		620			608		611
												43,650		43,741		0.96%
General Industrials
BP Purchaser, LLC (4)(10)		SF +	5.50%		11.17%		12/11/2028		27,583			27,156		26,771
Formerra, LLC (4)(6)(11)		SF +	7.25%		12.67%		11/1/2028		4,262			3,051		3,116
Formerra, LLC (4)(6)(11)		SF +	7.25%		12.77%		11/1/2028		12,031			752		922
Formerra, LLC (4)(11)		SF +	7.25%		12.77%		11/1/2028		105,953			102,969		104,537
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.79%		6/23/2028		11,983			11,885		11,863
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.79%		6/23/2028		49,991			49,375		49,491
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.81%		6/23/2028		4,406			4,371		4,362
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.79%		6/23/2028		13,261			13,155		13,129
TMC Buyer Inc (6)(8)		SF +	6.00%		11.35%		6/30/2028		4,565			1,290		1,687
TMC Buyer Inc (8)		SF +	6.00%		11.47%		6/30/2028		65,754			58,478		64,274
												272,482		280,152		6.12%
Health Care Providers
123Dentist Inc (4)(5)(6)(10)							8/10/2029		C$	8,703		(122)		(90)
123Dentist Inc (4)(5)(10)		C +	5.50%		10.88%		8/10/2029		C$	48,751		37,457		35,394
Accelerated Health Systems, LLC (8)		SF +	4.25%		9.79%		2/15/2029		7,972			7,954		6,711
ATI Holdings Acquisition, Inc. (4)(5)(11)		SF +	8.25% (incl 1.00% PIK)		13.73%		2/24/2028		41,053			40,442		37,482

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Baart Programs, Inc. (4)(11)		SF +	5.00%		10.65%		6/11/2027		10,148		10,076		9,792
Charlotte Buyer Inc (8)		SF +	5.25%		10.58%		2/11/2028		24,947		23,501		24,722
ERC Topco Holdings, LLC (4)(6)(10)		SF +	5.50%		11.07%		11/10/2027		1,000		386		257
ERC Topco Holdings, LLC (4)(10)		SF +	5.50%		11.15%		11/10/2028		25,291		24,912		21,186
MB2 Dental Solutions, LLC (4)(11)		SF +	6.00%		11.42%		1/29/2027		9,132		8,991		8,990
MB2 Dental Solutions, LLC (4)(11)		SF +	6.00%		11.42%		1/29/2027		86,810		85,512		85,461
MB2 Dental Solutions, LLC (4)(11)		SF +	6.00%		11.42%		1/29/2027		34,518		34,038		33,982
MB2 Dental Solutions, LLC (4)(6)(11)		SF +	6.50%		11.92%		1/29/2027		12,511		3,998		4,093
Medline Borrower, LP (8)		SF +	3.25%		8.68%		10/23/2028		19,698		19,523		19,667
MPH Acquisition Holdings LLC (8)		SF +	4.25%		9.92%		9/1/2028		4,598		4,498		4,345
Pareto Health Intermediate Holdings, Inc. (4)(11)		SF +	6.50%		11.97%		6/3/2030		30,242		29,377		29,689
Pareto Health Intermediate Holdings, Inc. (4)(11)		SF +	6.50%		11.97%		6/3/2030		10,081		9,793		9,896
Pareto Health Intermediate Holdings, Inc. (4)(6)(11)							6/1/2029		4,032		(114)		(77)
Pediatric Associates Holding Company, LLC (8)		SF +	3.25%		8.68%		12/29/2028		7,737		7,708		7,558
Phoenix Newco Inc (8)		SF +	3.25%		8.68%		11/15/2028		17,612		17,508		17,510
Pinnacle Fertility, Inc. (4)(10)		SF +	5.50%		11.09%		3/14/2028		12,406		9,092		9,166
Pinnacle Fertility, Inc. (4)(10)		SF +	5.50%		11.09%		3/14/2028		27,088		26,671		26,836
PPV Intermediate Holdings, LLC (4)(10)		SF +	5.75%		11.17%		8/31/2029		108,193		106,496		107,111
PPV Intermediate Holdings, LLC (4)(6)(10)							8/31/2029		8,145		(142)		(81)
PTSH Intermediate Holdings, LLC (4)(10)		SF +	5.75%		11.29%		12/17/2027		3,951		3,888		3,838
PTSH Intermediate Holdings, LLC (4)(10)		SF +	5.75%		11.29%		12/17/2027		20,731		20,425		20,141
Tenet Healthcare Corp (5)(7)					5.13%		11/1/2027		2,695		2,726		2,514
Tivity Health Inc (4)(10)		SF +	6.00%		11.39%		6/28/2029		111,434		109,124		108,438
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(10)		SF +	5.75%		11.12%		7/17/2028		50,256		29,256		28,337
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(10)		SF +	5.75%		11.08%		7/17/2028		26,615		26,194		25,685
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(10)		SF +	5.75%		11.06%		7/17/2028		43,399		42,680		41,882
WCAS XIII Primary Care Investors, L.P. (4)(11)		SF +	6.25%		11.57%		12/31/2029		135,630		133,189		134,347
											875,037		864,782		18.88%
Household Goods and Home Construction
LHS Borrower, LLC (8)		SF +	4.75%		10.17%		2/16/2029		6,965		6,911		6,389
Sunset Debt Merger Sub, Inc. (10)		SF +	4.00%		9.43%		10/6/2028		709		605		605
											7,516		6,994		0.15%
Industrial Engineering
Brookfield WEC Holdings Inc. (8)		SF +	3.75%		9.07%		8/1/2025		3,965		3,930		3,979
Emerson Climate Technologies Inc (7)		SF +	3.00%		8.32%		5/31/2030		13,992		13,882		13,992
Radwell Parent, LLC (4)(6)(10)		SF +	6.75%		12.14%		4/3/2028		13,271		2,374		2,654
Radwell Parent, LLC (4)(10)		SF +	6.75%		12.14%		4/2/2029		154,212		150,160		156,121
Roper Industrial Products Investment Co (8)		SF +	4.50%		9.89%		11/22/2029		18,089		17,507		18,150
Standard Industries, Inc. (8)		SF +	2.50%		7.94%		9/22/2028		1,269		1,270		1,271
Time Manufacturing Holdings, LLC (4)(10)		E +	6.50%		10.28%		12/1/2027		€4,758		4,938		4,825
Time Manufacturing Holdings, LLC (4)(6)(10)		SF +	6.50%		12.07%		12/1/2027		1,000		530		507
Time Manufacturing Holdings, LLC (4)(10)		SF +	6.50%		12.07%		12/1/2027		12,081		11,890		11,620
Time Manufacturing Holdings, LLC (4)(10)		E +	6.50%		10.28%		12/1/2027		€8,380		9,324		8,498
TK Elevator U.S. Newco, Inc. (5)(8)		SF +	3.50%		9.38%		7/30/2027		12,604		12,462		12,592
											228,267		234,209		5.11%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(5)(11)		SF +	7.50%		13.16%		9/8/2026		3,060		3,001		2,973
BLY US Holdings Inc. (4)(5)(11)		SF +	7.50%		13.16%		9/8/2026		9,130		8,858		8,872
											11,859		11,845		0.26%
Industrial Support Services

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Acuris Finance US, Inc (8)		SF +	4.00%		9.54%		2/16/2028		13,500		13,403		13,352
Allied Universal Holdco LLC (8)		SF +	3.75%		9.17%		5/12/2028		3,009		3,001		2,911
Argos Health Holdings, Inc. (4)(10)		SF +	5.75%		11.06%		12/6/2027		655		645		638
Becklar, LLC (4)(11)		SF +	6.35%		11.76%		12/21/2026		989		976		977
Becklar, LLC (4)(11)		SF +	6.35%		11.76%		12/21/2026		5,740		5,651		5,674
Captive Resources Midco LLC (4)(6)(10)							7/3/2028		7,558		(120)		—
Captive Resources Midco LLC (4)(10)		SF +	5.75% (incl 3.13% PIK)		11.07%		7/2/2029		92,085		90,580		93,005
CD&R Madison UK Bidco LTD (4)(5)(6)(7)							2/28/2030		£9,965		(372)		(309)
CD&R Madison UK Bidco LTD (4)(5)(7)		SN +	8.50%		13.71%		2/28/2030		£45,169		52,676		53,674
CD&R Madison UK Bidco LTD (4)(5)(7)		E +	8.00%		11.78%		2/28/2030		€22,265		22,748		22,849
Coretrust Purchasing Group LLC (4)(6)(10)							10/1/2029		10,736		(284)		(204)
Coretrust Purchasing Group LLC (4)(6)(10)							10/1/2029		11,656		(300)		(222)
Coretrust Purchasing Group LLC (4)(10)		SF +	6.75%		12.07%		10/1/2029		73,167		71,242		71,775
Eagle 2021 Lower Merger Sub, LLC (4)(10)		SF +	5.75%		11.06%		12/6/2027		819		807		797
Employbridge, LLC (10)		SF +	4.75%		10.26%		7/19/2028		9,832		9,788		8,900
Galaxy US Opco Inc. (5)(8)		SF +	4.75%		10.07%		4/29/2029		26,103		25,560		25,026
Guidehouse Inc. (4)(10)		SF +	6.25%		11.67%		10/16/2028		78,971		77,668		79,350
IG Investments Holdings, LLC (4)(6)(10)							9/22/2027		1,726		(19)		(17)
IG Investments Holdings, LLC (4)(10)		SF +	6.00%		11.47%		9/22/2028		22,335		22,061		22,112
IG Investments Holdings, LLC (4)(10)		SF +	6.00%		11.47%		9/22/2028		1,842		1,828		1,824
Mckissock Investment Holdings, LLC (10)		SF +	5.00%		10.43%		3/4/2029		12,549		12,447		12,408
NBG Acquisition Corp. (4)(6)(10)							11/6/2028		952		(8)		(25)
NBG Acquisition Corp. (4)(6)(10)							11/6/2028		18,760		(231)		(496)
NBG Acquisition Corp. (4)(6)(10)		SF +	5.25%		10.79%		11/6/2028		2,876		1,918		1,863
NBG Acquisition Corp. (4)(10)		SF +	5.25%		10.77%		11/6/2028		21,390		21,270		20,824
Planet US Buyer LLC (4)(6)(10)							2/1/2028		8,024		(209)		(178)
Planet US Buyer LLC (4)(10)		SF +	6.75%		12.12%		2/1/2030		83,443		81,175		81,599
Royal Buyer, LLC (4)(6)(10)		SF +	5.50%		10.92%		8/31/2028		8,999		3,335		3,576
Royal Buyer, LLC (4)(6)(10)		SF +	5.50%		10.92%		8/31/2028		7,000		1,519		1,633
Royal Buyer, LLC (4)(10)		SF +	5.50%		10.92%		8/31/2028		44,663		43,912		45,109
Sedgwick Claims Management Services, Inc. (7)		SF +	3.75%		9.07%		2/24/2028		19,254		19,087		19,240
Simplisafe Holding Corporation (4)(6)(10)		SF +	6.25%		11.58%		5/2/2028		15,096		3,778		3,873
Simplisafe Holding Corporation (4)(10)		SF +	6.25%		11.58%		5/2/2028		119,341		117,470		118,193
Spirit RR Holdings, Inc. (4)(6)(10)		SF +	6.50%		11.92%		9/13/2028		1,806		196		207
Spirit RR Holdings, Inc. (4)(10)		SF +	6.50%		11.99%		9/13/2028		21,805		21,236		21,392
TruckPro, LLC (4)(12)		SF +	7.25%		12.67%		8/16/2028		70,709		68,641		68,640
Vaco Holdings, LLC (10)		SF +	5.00%		10.59%		1/21/2029		12,527		12,481		12,085
Vistage Worldwide Inc (10)		SF +	5.25%		10.79%		7/13/2029		990		967		991
											806,523		813,046		17.75%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)							5/31/2029		€11,245		(304)		(129)
E.S.G. Movilidad, S.L.U. (4)(5)(7)		E +	6.75%		10.51%		5/31/2029		€8,096		8,474		8,466
E.S.G. Movilidad, S.L.U. (4)(5)(7)		E +	6.75%		10.51%		5/31/2029		€22,264		23,304		23,280
											31,474		31,617		0.69%
Investment Banking and Brokerage Services
Ascensus Holdings, Inc. (8)		SF +	3.50%		8.93%		8/2/2028		7,663		7,598		7,611
Eisner Advisory Group LLC (10)		SF +	5.25%		10.68%		7/28/2028		2,502		2,484		2,502
More Cowbell II, LLC (4)(6)(10)							9/3/2030		5,484		(109)		(136)
More Cowbell II, LLC (4)(6)(10)		SF +	6.25%		11.65%		9/4/2029		7,590		1,345		1,307

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

More Cowbell II, LLC (4)(10)		SF +	6.25%		11.73%		9/3/2030		50,342		49,346		49,098
Osaic Holdings Inc (7)		SF +	4.50%		9.82%		8/10/2028		2,841		2,813		2,843
Travelex Issuerco 2 PLC (4)(5)(14)		SN +	8.00%		13.20%		9/22/2028		£23,432		27,541		27,451
											91,018		90,676		1.98%
Leisure Goods
Jam City, Inc. (4)(11)		SF +	7.00%		12.65%		9/7/2027		2,003		1,989		1,963
											1,989		1,963		0.04%
Life Insurance
Onedigital Borrower LLC (8)		SF +	4.25%		9.67%		11/16/2027		5,895		5,886		5,897
											5,886		5,897		0.13%
Media
2080 Media, Inc. (4)(6)(10)		SF +	6.00%		11.47%		3/14/2029		29,433		12,206		12,976
2080 Media, Inc. (4)(6)(10)							3/14/2028		13,795		(205)		—
2080 Media, Inc. (4)(10)		SF +	6.00%		11.47%		3/14/2029		54,629		53,739		55,175
Ancestry.com Inc. (8)		SF +	3.25%		8.67%		12/6/2027		12,762		12,605		12,521
Arc Media Holdings Limited (4)(5)(6)(11)		SF +	7.25%		12.78%		10/29/2027		2,766		1,603		1,544
Arc Media Holdings Limited (4)(5)(11)		SF +	7.25%		12.77%		10/29/2027		41,076		40,225		39,357
Associations Inc. (4)(11)		SF +	6.50% (incl 2.50% PIK)		12.13%		7/2/2027		491		487		492
Associations Inc. (4)(11)		SF +	6.50% (incl 2.50% PIK)		12.17%		7/2/2027		1,022		1,015		1,024
Associations Inc. (4)(11)		SF +	6.50% (incl 2.50% PIK)		12.16%		7/2/2027		1,022		1,015		1,024
Associations Inc. (4)(11)		SF +	6.50% (incl 2.50% PIK)		12.13%		7/2/2027		617		613		618
Associations Inc. (4)(6)(11)							7/2/2027		403		(3)		—
Associations Inc. (4)(11)		SF +	6.50% (incl 2.50% PIK)		12.03%		7/2/2027		29,374		29,171		29,424
Aventine Intermediate LLC (4)(10)		SF +	6.00% (incl 4.00% PIK)		11.49%		6/18/2027		1,063		1,050		1,021
Aventine Intermediate LLC (4)(10)		SF +	6.00% (incl 4.00% PIK)		11.49%		6/18/2027		18,680		18,428		17,948
Circana Group, LP. (4)(6)(10)		SF +	5.75%		11.08%		12/1/2027		9,023		1,475		1,534
Circana Group, LP. (4)(10)		SF +	6.25% (incl 2.75% PIK)		11.58%		12/1/2028		142,194		139,847		140,772
Circana Group, LP. (4)(10)		SF +	5.75%		11.17%		12/1/2028		9,221		9,145		9,087
IEHL US Holdings, Inc. (4)(12)		SF +	7.25%		12.62%		10/29/2029		6,604		6,417		6,495
International Entertainment Investments Ltd (4)(5)(12)		SN +	7.65%		12.89%		10/29/2029		£15,493		18,766		18,592
International Entertainment Investments Ltd (4)(5)(11)		E +	7.25%		10.96%		10/29/2029		€2,540		2,721		2,642
International Entertainment Investments Ltd (4)(5)(11)		E +	7.25%		10.96%		10/29/2029		€3,048		3,173		3,171
International Entertainment Investments Ltd (4)(5)(6)(12)							4/27/2029		5,080		(144)		(86)
International Entertainment Investments Ltd (4)(5)(12)		SF +	7.25%		12.62%		10/29/2029		30,478		29,618		29,978
Kobalt London Limited (4)(5)(10)		SF +	7.00%		12.47%		2/25/2027		13,125		12,935		12,827
Kobalt London Limited (4)(5)(10)		SF +	7.00%		12.53%		2/25/2027		13,125		12,938		12,827
Mav Acquisition Corporation (8)		SF +	4.75%		10.18%		7/28/2028		13,764		13,652		13,533
Oneteam Partners, LLC (4)(10)		SF +	5.75%		11.26%		9/14/2029		74,438		73,139		74,438
Renaissance Financiere (4)(5)(7)		E +	7.00%		10.72%		7/26/2028		€34,871		35,483		36,225
Renaissance Holding Corp. (8)		SF +	4.75%		10.07%		4/5/2030		5,000		4,867		4,969
Showtime Acquisition, L.L.C. (4)(6)(11)							8/7/2028		3,657		(92)		(82)
Showtime Acquisition, L.L.C. (4)(6)(11)							8/7/2028		4,711		(125)		(105)
Showtime Acquisition, L.L.C. (4)(11)		SF +	7.50%		12.97%		8/7/2028		63,832		62,139		62,405
											597,903		602,346		13.15%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(10)		SF +	7.50%		13.05%		2/23/2028		21,259		20,845		19,319

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Bamboo US BidCo LLC (4)(6)(11)							9/30/2030		15,467		(464)		(464)
Bamboo US BidCo LLC (4)(6)(11)							10/1/2029		21,254		(637)		(637)
Bamboo US BidCo LLC (4)(11)		E +	6.00%		9.86%		9/30/2030		€61,588		63,153		63,152
Bamboo US BidCo LLC (4)(11)		SF +	6.00%		11.32%		9/30/2030		81,370		78,931		78,930
Coding Solutions Acquisition, Inc. (4)(6)(10)							5/11/2028		34,900		(872)		(872)
Coding Solutions Acquisition, Inc. (4)(10)		SF +	5.75%		11.07%		5/11/2028		22,863		22,500		22,372
Coding Solutions Acquisition, Inc. (4)(6)(10)		SF +	5.75%		11.07%		5/11/2028		10,875		2,004		1,942
Coding Solutions Acquisition, Inc. (4)(10)		SF +	5.75%		11.07%		5/11/2028		75,488		74,271		73,867
Coding Solutions Acquisition, Inc. (4)(10)		SF +	6.00%		11.32%		5/11/2028		9,700		9,458		9,458
PerkinElmer U.S. LLC (4)(11)		SF +	6.75%		12.16%		3/13/2029		112,348		108,647		110,310
Plasma Buyer LLC (4)(6)(10)							5/12/2029		22,070		(364)		(981)
Plasma Buyer LLC (4)(6)(10)		SF +	5.75%		11.14%		5/12/2028		9,458		1,746		1,514
Plasma Buyer LLC (4)(10)		SF +	5.75%		11.14%		5/12/2029		84,274		82,866		80,529
SDC US Smilepay SPV (4)(14)		P +	9.75% (incl 3.75% PIK)		18.25%		10/27/2025		41,050		40,074		39,957
TecoStar Holdings Inc (4)(11)		SF +	8.50% (incl 4.50%PIK)		13.78%		7/6/2029		118,469		115,624		117,285
											617,782		615,681		13.44%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(10)							11/2/2026		8,000		(115)		(115)
Accession Risk Management Group, Inc. (4)(10)		SF +	5.50%		11.04%		10/30/2026		39,750		39,471		39,364
Accession Risk Management Group, Inc. (4)(6)(10)							10/30/2026		467		—		(5)
Accession Risk Management Group, Inc. (4)(10)		SF +	5.50%		11.02%		10/30/2026		14,310		14,310		14,171
Alera Group, Inc. (4)(10)		SF +	6.00%		11.42%		10/2/2028		21,610		21,446		21,394
Alera Group, Inc. (4)(10)		SF +	6.00%		11.42%		10/2/2028		12,430		12,421		12,305
Alera Group, Inc. (4)(10)		SF +	6.00%		11.42%		10/2/2028		43,837		43,807		43,399
Alliant Holdings Intermediate, LLC (8)		SF +	3.50%		8.83%		11/5/2027		493		486		493
Alliant Holdings Intermediate, LLC (8)		L +	3.50%		8.93%		11/5/2027		17,711		17,558		17,696
AmWINS Group, Inc. (10)		SF +	2.25%		7.68%		2/21/2028		4,609		4,587		4,587
AmWINS Group, Inc. (10)		SF +	2.75%		8.18%		2/21/2028		2,985		2,978		2,987
Amynta Agency Borrower Inc. (7)		SF +	5.00%		10.42%		2/28/2028		20,166		19,617		20,198
BroadStreet Partners, Inc. (7)		SF +	4.00%		9.32%		1/26/2029		6,484		6,408		6,493
Galway Borrower LLC (4)(10)		SF +	5.25%		10.74%		9/29/2028		457		457		452
Galway Borrower LLC (4)(6)(10)							9/30/2027		2,216		(31)		(22)
Galway Borrower LLC (4)(10)		SF +	5.25%		10.74%		9/29/2028		60,664		60,201		60,057
Higginbotham Insurance Agency, Inc.(4)(6)(11)							11/27/2028		22,500		(223)		(254)
Higginbotham Insurance Agency, Inc. (4)(11)		SF +	5.50%		10.92%		11/27/2028		48		48		47
Higginbotham Insurance Agency, Inc. (4)(11)		SF +	5.50%		10.92%		11/27/2028		9,802		9,730		9,692
HUB International Limited (7)					7.25%		6/15/2030		10,517		10,517		10,509
HUB International Limited (10)		SF +	4.25%		9.58%		6/20/2030		13,888		13,752		13,941
Integrity Marketing Acquisition LLC (4)(6)(10)							8/27/2026		5,827		(57)		(58)
Integrity Marketing Acquisition LLC (4)(10)		SF +	6.02%		11.44%		8/27/2026		20,748		20,485		20,541
Integrity Marketing Acquisition LLC (4)(10)		SF +	6.02%		11.54%		8/27/2025		57,113		56,570		56,542
Integrity Marketing Acquisition LLC (4)(6)(11)							8/27/2026		472		(5)		(5)
Jones Deslauriers Insurance Management Inc. (5)(7)					8.50%		3/15/2030		14,487		14,466		14,610
Jones Deslauriers Insurance Management Inc. (5)(7)		SF +	4.25%		9.62%		7/28/2030		5,128		5,089		5,160
Patriot Growth Insurance Services, LLC (4)(6)(10)		SF +	5.75%		11.29%		10/16/2028		18,238		11,562		11,401
Patriot Growth Insurance Services, LLC (4)(6)(10)							10/16/2028		822		(12)		(21)
Patriot Growth Insurance Services, LLC (4)(10)		SF +	5.75%		11.28%		10/16/2028		7,205		7,096		7,023
Summit Acquisition Inc. (4)(6)(10)							5/1/2029		6,685		(187)		(111)
Summit Acquisition Inc. (4)(6)(10)							5/1/2030		10,961		(316)		(171)
Summit Acquisition Inc. (4)(10)		SF +	6.75%		12.14%		5/1/2030		48,902		47,525		48,138
Trupanion, Inc. (4)(5)(10)		SF +	5.00%		10.54%		3/25/2027		26,084		25,813		25,564

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Trupanion, Inc. (4)(5)(6)(10)							3/25/2027			6,576		(69)		(131)
Trupanion, Inc. (4)(5)(10)		SF +	5.00%		10.54%		3/25/2027			20,685		20,457		20,273
USI Inc/NY (7)		SF +	3.25%		8.57%		9/29/2030			4,000		3,990		3,995
USI Inc/NY (7)		SF +	3.25%		8.64%		9/29/2030			2,000		1,995		1,998
												491,827		492,137		10.74%
Personal Care, Drug and Grocery Stores
Parfums Holding Co Inc (12)		SF +	6.00%		11.65%		6/30/2026			19,750		18,057		19,111
Puma Buyer LLC (4)(8)		SF +	5.50%		10.99%		7/16/2029			61,535		57,800		61,535
Vermont Aus Pty Ltd (4)(5)(10)		SF +	5.65%		11.04%		3/23/2028			15,907		15,594		15,430
Vermont Aus Pty Ltd (4)(5)(10)		B +	5.75%		9.95%		3/23/2028		A$	35,214		25,766		21,953
												117,217		118,029		2.58%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)							5/23/2028			€3,978		(106)		(107)
Daphne S.P.A. (4)(5)(7)		E +	6.25%		9.85%		5/23/2028			€45,354		47,607		46,719
Spanx, LLC (4)(6)(10)		SF +	5.00%		10.43%		11/18/2027			5,000		929		946
Spanx, LLC (4)(10)		SF +	5.25%		10.67%		11/20/2028			29,475		29,022		29,145
												77,452		76,703		1.67%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(6)(10)							8/24/2029			6,340		(96)		63
Advarra Holdings, Inc. (4)(10)		SF +	5.25%		10.57%		8/24/2029			69,634		68,580		70,331
CPI Buyer, LLC (4)(10)		SF +	5.50%		11.18%		11/1/2028			1,348		1,335		1,339
CPI Buyer, LLC (4)(6)(10)							10/30/2026			2,115		(28)		(9)
CPI Buyer, LLC (4)(10)		SF +	5.50%		11.18%		11/1/2028			25,020		24,718		24,854
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)							10/27/2028			€8,400		(182)		(89)
Dolcetto HoldCo S.P.A. (4)(5)(7)		E +	6.50%		10.35%		10/27/2028			€82,300		80,273		86,128
Gusto Aus Bidco Pty Ltd (4)(5)(6)(10)							10/30/2028		A$	11,982		(196)		(111)
Gusto Aus Bidco Pty Ltd (4)(5)(10)		B +	6.50%		10.68%		10/30/2028		A$	118,623		74,140		75,160
Petvet Care Centers LLC (10)		SF +	3.50%		8.92%		2/14/2025			7,663		7,630		7,639
												256,174		265,305		5.79%
Real Estate Investment and Services
OEG Borrower LLC (4)(8)		SF +	5.00%		10.51%		6/18/2029			39,600		38,257		39,600
												38,257		39,600		0.86%
Retailers
Knitwell Borrower LLC (4)(11)		SF +	8.00%		13.52%		7/28/2027			54,576		53,011		53,011
Petsmart LLC (10)		SF +	3.75%		9.17%		2/11/2028			12,465		12,396		12,446
White Cap Buyer, LLC (8)		SF +	3.75%		9.07%		10/19/2027			1,344		1,343		1,343
												66,750		66,800		1.46%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)		SN +	5.00%		10.19%		6/28/2029			£47,995		55,776		59,145
Armstrong Bidco Limited (4)(5)(7)		SN +	5.00%		10.19%		6/28/2029			£91,991		109,751		113,361
Avalara, Inc. (4)(6)(10)							10/19/2028			6,324		(133)		(67)
Avalara, Inc. (4)(10)		SF +	7.25%		12.64%		10/19/2028			56,918		55,693		56,316
AxiomSL Group, Inc. (4)(11)		SF +	5.75%		11.18%		12/3/2027			11,271		11,271		11,271
AxiomSL Group, Inc. (4)(6)(11)							12/3/2025			812		—		—
Barracuda Networks Inc (8)		SF +	4.50%		9.87%		8/15/2029			13,897		13,547		13,787
Bottomline Technologies, Inc. (4)(6)(10)							5/15/2028			385		(3)		—
Bottomline Technologies, Inc. (4)(10)		SF +	5.25%		10.57%		5/14/2029			4,569		4,531		4,615
Calabrio, Inc. (4)(6)(11)		SF +	7.13%		12.45%		4/16/2027			2,687		1,536		1,522
Calabrio, Inc. (4)(11)		SF +	7.13%		12.44%		4/16/2027			22,313		22,313		22,204
Certinia Inc. (4)(6)(11)							8/3/2029			5,449		(159)		(159)
Certinia Inc. (4)(11)		SF +	7.25%		12.68%		8/3/2029			40,323		39,145		39,144
Cloud Software Group Inc. (8)		SF +	4.50%		9.99%		3/30/2029			11,644		10,736		11,216

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Cloud Software Group Inc. (7)					6.50%		3/31/2029		7,740		6,628		6,853
CommerceHub, Inc. (4)(10)		SF +	6.25%		11.77%		12/29/2027		64,417		60,558		61,465
Coupa Holdings, LLC (4)(6)(10)							2/27/2030		7,123		(166)		(127)
Coupa Holdings, LLC (4)(6)(10)							2/27/2029		6,211		(140)		(112)
Coupa Holdings, LLC (4)(10)		SF +	7.50%		12.82%		2/27/2030		79,777		78,063		78,352
Denali Bidco Limited (4)(5)(6)(7)							8/29/2030		£8,078		(254)		(243)
Denali Bidco Limited (4)(5)(7)		E +	6.00%		9.86%		8/29/2030		€6,742		7,157		6,951
Denali Bidco Limited (4)(5)(7)		SN +	6.00%		11.19%		8/29/2030		£23,265		28,702		27,685
DS Admiral Bidco, LLC (4)(6)(11)							3/16/2026		966		(6)		(10)
DS Admiral Bidco, LLC (4)(11)		SF +	7.00%		12.39%		3/16/2028		39,445		38,372		39,061
DS Admiral Bidco, LLC (4)(11)		SF +	6.50%		11.89%		3/16/2028		8,875		8,805		8,755
DTI Holdco, Inc. (10)		SF +	4.75%		10.12%		4/21/2029		1,202		1,182		1,173
Finthrive Software Intermediate Holdings Inc (8)		SF +	4.00%		9.43%		12/18/2028		13,003		12,787		10,679
GoTo Group Inc (7)		SF +	4.75%		10.27%		8/31/2027		2,378		2,361		1,591
GovCIO Buyer Company (4)(11)		SF +	5.00%		10.39%		8/18/2027		9,985		9,843		9,985
Helios Software Holdings, Inc. (11)		SF +	3.75%		9.29%		3/13/2028		11,761		11,669		11,693
Huskies Parent, Inc. (4)(6)(10)							11/3/2028		1,000		(11)		(66)
Huskies Parent, Inc. (4)(10)		SF +	5.50%		11.04%		11/3/2027		1,000		986		943
Huskies Parent, Inc. (4)(10)		SF +	5.50%		11.04%		11/3/2028		25,218		24,842		23,553
LMI Inc/DE (8)		SF +	3.75%		9.17%		10/2/2028		6,278		6,248		6,016
Medallia, Inc. (4)(10)		SF +	6.00%		11.42%		10/30/2028		76,751		76,751		76,250
Mcafee Corp. (8)		SF +	3.75%		9.18%		3/1/2029		7,900		7,872		7,730
Mitchell Topo Holdings Inc (8)		SF +	3.75%		9.18%		10/16/2028		16,646		16,410		16,402
Newfold Digital Holdings Group Inc (10)		L +	3.50%		8.79%		2/10/2028		2,373		2,361		2,312
New Era Technology, Inc. (4)(11)		SF +	6.25%		11.77%		10/31/2026		19,259		19,259		18,914
Oranje Holdco, Inc. (4)(6)(11)							2/1/2029		4,657		(104)		(83)
Oranje Holdco, Inc. (4)(11)		SF +	7.75%		13.12%		2/1/2029		33,837		33,086		33,234
Peraton Inc. (10)		SF +	3.75%		9.17%		2/1/2028		10,073		9,951		10,065
Perforce Software, Inc. (4)(8)		SF +	4.50%		9.82%		7/1/2026		19,750		19,406		19,341
Ping Identity Holding Corp. (4)(6)(10)							10/17/2028		6,068		(131)		(64)
Ping Identity Holding Corp. (4)(10)		SF +	7.00%		12.32%		10/17/2029		59,003		57,679		58,436
Prism Parent Co., Inc. (4)(6)(10)							9/19/2028		10,833		(193)		91
Prism Parent Co., Inc. (4)(10)		SF +	5.75%		11.07%		9/19/2028		42,900		42,174		43,260
Project Ruby Ultimate Parent Corp (10)		SF +	3.25%		8.68%		3/10/2028		10,289		10,195		10,176
Quail Buyer, Inc. (4)(10)		SF +	5.25%		10.67%		10/1/2027		7,330		7,228		7,330
Riley Mergeco LLC (4)(6)(11)							9/23/2027		304		(5)		(9)
Riley Mergeco LLC (4)(11)		SF +	5.50%		10.93%		9/23/2027		1,820		1,791		1,766
Rocket Software, Inc. (7)		SF +	4.25%		9.68%		11/28/2025		4,234		4,143		4,238
Smarsh Inc. (4)(6)(10)		SF +	6.50%		11.84%		2/16/2029		4,286		2,075		2,021
Smarsh Inc. (4)(6)(10)							2/16/2029		1,071		(16)		(30)
Smarsh Inc. (4)(10)		SF +	6.50%		11.84%		2/16/2029		17,143		16,872		16,656
Trimech Acquisition Corp. (4)(6)(14)		P +	3.75%		12.25%		3/10/2028		3,289		1,598		1,572
Trimech Acquisition Corp. (4)(11)		SF +	4.75%		10.29%		3/10/2028		21,385		21,134		20,900
Trimech Acquisition Corp. (4)(11)		SN +	4.75%		10.18%		3/10/2028		£36,347		43,964		43,572
UKG Inc (8)		SF +	3.25%		8.62%		5/4/2026		9,094		9,049		9,079
User Zoom Technologies, Inc. (4)(10)		SF +	7.00%		11.92%		4/5/2029		18,948		18,633		18,780
Zelis Payments Buyer, Inc. (7)		SF +	3.50%		8.93%		9/30/2026		11,022		10,987		11,037
Zendesk Inc (4)(6)(10)							11/22/2028		39,321		(693)		(95)
Zendesk Inc (4)(6)(10)							11/22/2028		17,940		(308)		(43)
Zendesk Inc (4)(10)		SF +	6.75% (incl 3.25% PIK)		12.15%		11/22/2028		160,051		157,299		159,663
											1,210,097		1,219,053		26.61%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Technology Hardware and Equipment
Altar Bidco, Inc. (8)		SF +	3.10%		8.26%		2/1/2029			8,892		8,832		8,874
CC WDW Borrower, Inc. (4)(6)(11)							1/27/2028			22,837		(546)		(1,931)
CC WDW Borrower, Inc. (4)(6)(11)		SF +	6.75%		12.25%		1/27/2028			5,122		1,810		1,488
CC WDW Borrower, Inc. (4)(11)		SF +	6.75%		12.27%		1/27/2028			45,217		44,200		41,393
Excelitas Technologies Corp. (4)(6)(10)							8/13/2029			4,239		(73)		(59)
Excelitas Technologies Corp. (4)(10)		SF +	5.75%		11.21%		8/13/2029			35,816		35,201		35,314
Excelitas Technologies Corp. (4)(7)		E +	5.75%		9.54%		8/13/2029			€5,545		5,593		5,780
Excelitas Technologies Corp. (4)(6)(10)		SF +	5.75%		11.21%		8/14/2028			3,261		1,882		1,890
TechInsights Inc (4)(5)(11)		SF +	6.63%		12.17%		11/9/2027			985		969		958
TechInsights Inc (4)(5)(11)		SF +	6.63%		12.17%		11/9/2027			2,559		2,519		2,489
												100,387		96,196		2.10%
Telecommunications Equipment
Delta Topco, Inc. (10)		SF +	3.75%		9.07%		12/1/2027			6,899		6,751		6,844
Guardian US Holdco LLC (8)		SF +	4.00%		9.39%		1/31/2030			7,980		7,832		7,999
												14,583		14,843		0.32%
Telecommunications Service Providers
Directv Financing, LLC (10)		SF +	5.00%		10.43%		8/2/2027			16,827		16,536		16,483
Meriplex Communications, Ltd (4)(6)(10)		SF +	5.00%		10.42%		7/17/2028			4,943		2,044		2,032
Meriplex Communications, Ltd (4)(6)(10)		SF +	5.00%		10.42%		7/17/2028			1,143		520		518
Meriplex Communications, Ltd (4)(10)		SF +	5.00%		10.42%		7/17/2028			13,830		13,658		13,648
Openmarket Inc. (5)(10)		SF +	6.25%		11.90%		9/17/2026			4,900		4,822		4,808
Radiate Holdco LLC (10)		SF +	3.25%		8.68%		9/25/2026			14,767		14,718		12,135
TA TT Buyer, LLC (8)		SF +	5.00%		10.39%		4/2/2029			14,850		14,726		14,838
												67,024		64,462		1.41%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)		SN +	6.00%		11.29%		9/8/2028			£2,437		305		(10)
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.30%		9/8/2028			£7,749		10,082		8,386
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.30%		9/8/2028			£4,509		5,903		4,880
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.22%		9/8/2028			£4,676		6,114		5,061
Canoe Bidco Pty Limited (4)(5)(8)		B +	5.50%		9.69%		5/20/2026		A$	31,969		21,194		20,553
Canoe Bidco Pty Limited (4)(5)(8)		B +	5.50%		9.66%		5/20/2026		A$	137,468		95,392		88,378
Fertitta Entertainment LLC (8)		SF +	4.00%		9.32%		1/27/2029			13,216		12,755		13,105
Havila Kystruten Operations AS (4)(5)(15)		E +	9.50% (incl 3.50% PIK)		13.22%		7/27/2026			€18,619		20,660		19,682
Havila Kystruten Operations AS (4)(5)(15)		E +	9.50% (incl 3.50% PIK)		13.22%		10/26/2024			€3,651		4,051		3,859
IRB Holding Corp. (10)		SF +	3.00%		8.42%		12/15/2027			9,924		9,676		9,900
Travel Leaders Group, LLC (4)(14)		SF +	8.50% (incl 3.00% PIK)		13.92%		3/27/2028			136,428		133,347		138,920
												319,479		312,714		6.83%
Total First Lien Debt - Non-Controlled/Non-Affiliated												7,542,538		7,559,605		165.03%
First Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(11)(16)(17)		SF +	7.50% PIK				5/1/2028			$5,682		$5,533		$5,682
												5,533		5,682		0.12%
Travel and Leisure
AD1 LBV1, LLC (4)(9)(16)(17)		SF +	6.75%				12/10/2024			5,372		5,263		5,253
												5,263		5,253		0.12%
Total First Lien Debt - Non-Controlled/Affiliated												10,796		10,935		0.24%
Total First Lien Debt												$7,553,334		$7,570,540		165.27%

Second Lien Debt

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Second Lien Debt - Non-Controlled/Non-Affiliated
Consumer Services
Asurion Corporation (7)		SF +	5.25%		10.68%		1/31/2028		$4,132		$4,090		$3,737
											4,090		3,737		0.08%
Health Care Providers
Charlotte Buyer Inc (4)(8)		SF +	8.25%		13.58%		8/11/2028		10,000		9,402		9,749
											9,402		9,749		0.21%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(8)		SF +	8.25%		13.57%		4/29/2030		9,000		8,805		8,701
											8,805		8,701		0.19%
Software and Computer Services
Cloud Software Group Inc (7)					9.00%		9/30/2029		20,000		16,057		17,401
UKG Inc (8)		SF +	5.25%		10.62%		5/3/2027		24,852		24,595		24,876
											40,652		42,277		0.93%
Total Second Lien Debt - Non-Controlled/Non-Affiliated											62,949		64,464		1.41%
Second Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(11)(16)(17)		SF +	7.50% PIK				10/30/2028		$1,932		$1,881		$1,932
Total Second Lien Debt - Non-Controlled/Affiliated											1,881		1,932		0.04%
Total Second Lien Debt											$64,830		$66,396		1.45%

Unsecured Debt - Non-Controlled/Non-Affiliated
Health Care Providers
Vetcor Group Holdings LLC (4)(7)					13.50% PIK		9/3/2030		$272		$267		$255
Vetcor Group Holdings LLC (4)(7)					14.25% PIK		9/3/2030		231		224		224
Vetcor Group Holdings LLC (4)(7)					13.50% PIK		9/3/2030		864		848		810
											1,339		1,289		0.03%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)					12.50% PIK		12/28/2032		96		94		91
DCA Acquisition Holdings LLC (4)(7)					12.50% PIK		12/28/2032		1,013		996		962
											1,090		1,053		0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)					6.75%		10/15/2027		6,255		5,718		5,824
											5,718		5,824		0.13%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)					5.50%		5/1/2026		7,000		7,080		6,769
											7,080		6,769		0.15%
Total Unsecured Debt - Non-Controlled/Non-Affiliated											$15,227		$14,935		0.33%

Structured Finance - Non-Controlled/Non-Affiliated
Structured Finance Investments
ALM 2020 Ltd (5)(7)		SF +	6.26%		11.57%		10/15/2029		$3,330		$3,025		$3,215
AMMC CLO 21 Ltd (5)(7)		SF +	3.10%		8.73%		11/2/2030		2,150		1,919		2,077
AMMC CLO 21 Ltd (5)(7)		SF +	6.76%		12.13%		11/2/2030		4,126		3,648		3,600
Carlyle Global Market Strategies (5)(7)		SF +	5.40%		10.99%		10/20/2027		1,750		1,517		1,645
Carlyle Global Market Strategies (5)(7)		L +	5.40%		11.02%		7/27/2031		1,200		932		1,033
Catskill Park CLO Ltd (5)(7)		SF +	6.26%		11.59%		4/20/2029		1,350		1,224		1,191

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

CENT CLO 16, L.P. (5)(7)		SF +	8.07%		13.42%		7/24/2034		3,000		2,819		2,839
Dryden 108 CLO Ltd (5)(7)							7/18/2035		2,900		2,291		2,010
Marble Point CLO XI Ltd (5)(7)		SF +	3.06%		8.37%		12/18/2030		1,850		1,558		1,648
Monroe Capital MML CLO XIV LLC (5)(7)		SF +	10.02%		15.37%		10/24/2034		2,500		2,338		2,394
OCP CLO 2017-14 Ltd (5)(7)		SF +	6.80%		12.11%		1/15/2033		1,469		1,284		1,420
Shackleton 2019-XV CLO Ltd (5)(7)		SF +	6.66%		12.23%		1/15/2032		3,000		2,636		2,838
Silver Creek CLO Ltd (5)(7)		SF +	5.62%		11.21%		7/20/2030		2,000		1,795		1,945
Voya CLO Ltd (5)(7)		SF +	3.81%		9.12%		4/17/2030		1,500		1,328		1,431
											28,314		29,286		0.65%
Total Structured Finance - Non-Controlled/Non-Affiliated											$28,314		$29,286		0.65%

Equity Investments
Equity Investments - Non-Controlled/Non-Affiliated
Electricity
IP Operating Portfolio I, LLC (4)									2		$68		$194
											68		194		0.01%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)									—		—		—
											—		—		—%
Media
Oneteam Partners, LLC - Preferred Shares (4)									1,000		1,000		1,107
											1,000		1,107		0.02%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)									827		802		920
Picard Holdco, Inc. - Preferred Shares (4)									30		30		34
											832		954		0.02%
Total Equity Investments - Non-Controlled/Non-Affiliated											1,900		2,255		0.05%
Equity Investments - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Holdings LLC (4)(17)									274		$2,333		$2,333
											2,333		2,333		0.05%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(17)(18)									8,712		8,536		8,121
											8,536		8,121		0.18%
Total Equity Investments - Non-Controlled/Affiliated											10,869		10,454		0.23%
Total Equity Investments											$12,769		$12,709		0.28%
Total Investments - Non-Controlled/Non-Affiliated											$7,650,928		$7,670,545		167.45%
Total Investments - Non-Controlled/Affiliated											$23,546		$23,321		0.51%
Total Investment Portfolio											$7,674,474		$7,693,866		167.96%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares									159,423		$159,423		$159,423
Cash											46,465		46,465
Total Cash and Cash Equivalents											$205,888		$205,888		4.50%
Total Investment Portfolio, Cash and Cash Equivalents											$7,880,362		$7,899,754		172.46%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA or BBSW and the current contractual interest rate in effect at September 30, 2023. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 15.7% of total assets as calculated in accordance with regulatory requirements.

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	$39,320	$(95)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,899	(872)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,836	(1,931)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,500	(254)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(981)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	(637)
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	20,163	(705)
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	18,760	(496)
Esdec Solar Group B.V.	1st Lien Senior Secured Delayed Draw Loan	18,164	(352)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(43)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	168
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	15,467	(464)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,977	(329)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
Sequa Corp	1st Lien Senior Secured Revolving Loan	13,676	(137)
Express Wash Concepts, LLC	1st Lien Senior Secured Delayed Draw Loan	12,600	(154)
CD&R Madison UK Bidco LTD	1st Lien Senior Secured Delayed Draw Loan	12,159	(309)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	11,887	(129)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(222)
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	11,078	(107)
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	(171)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	10,948	(146)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	91
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(204)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	10,726	(191)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	—
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	9,856	(243)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,880	(89)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	8,700	(187)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	8,181	(155)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	(81)
Planet US Buyer LLC	1st Lien Senior Secured Revolving Loan	8,024	(178)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,000	(115)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	7,703	(111)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	7,567	(302)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Circana Group, LP.	1st Lien Senior Secured Revolving Loan	7,399	(74)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	(127)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	(128)
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	(111)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(131)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	6,408	(90)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Delayed Draw Loan	6,377	(161)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	63
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	(67)
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	(112)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	6,095	(150)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	(64)
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	6,000	(15)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	5,827	(58)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	5,687	(166)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	5,513	55
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	(136)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	(159)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	5,357	(75)
Spotless Brands LLC	1st Lien Senior Secured Revolving Loan	5,175	—
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	(86)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	(105)
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(83)
Excelitas Technologies Corp.	1st Lien Senior Secured Delayed Draw Loan	4,239	(59)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,206	(107)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(77)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	4,000	(43)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Delayed Draw Loan	3,657	(82)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,485	(141)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	3,201	(271)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(29)
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	2,846	(38)
TMC Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	2,774	(62)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,647	(299)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(22)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(61)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(9)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	(17)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,645	(37)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,565	(30)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,326	(18)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(6)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	1,106	(46)
Formerra, LLC	1st Lien Senior Secured Delayed Draw Loan	1,089	(15)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(30)
Huskies Parent, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,000	(66)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(10)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
NBG Acquisition Corp.	1st Lien Senior Secured Delayed Draw Loan	952	(25)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	937	(25)
Patriot Growth Insurance Services, LLC	1st Lien Senior Secured Revolving Loan	822	(21)
AxiomSL Group, Inc.	1st Lien Senior Secured Revolving Loan	812	—
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	610	(8)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	600	(86)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	472	(5)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	467	(5)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	455	(17)
Associations Inc.	1st Lien Senior Secured Revolving Loan	403	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(9)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	—
Total		$726,015	$(13,887)
(7)     There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(9)The interest rate floor on these investments as of September 30, 2023 was 0.60%.
(10)The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2023 was 1.50%
(13)The interest rate floor on these investments as of September 30, 2023 was 1.75%.
(14)The interest rate floor on these investments as of September 30, 2023 was 2.00%.
(15)The interest rate floor on these investments as of September 30, 2023 was 2.50%.
(16)Loan was on non-accrual status as of September 30, 2023.
(17)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2023, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Fair Value as of September 30, 2023	Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$—	$9,747	$—	$200	$9,947	$—
AD1 LBV1, LLC	$—	$13,799	$—	$(425)	$13,374	$—
Total	$—	$23,546	$—	$(225)	$23,321	$—

(18)These investments are not pledged as collateral under the Credit Facilities.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 11,759	Australian Dollars 18,399	Goldman Sachs Bank USA	12/21/2023	$(102)
U.S. Dollars 2,178	Canadian Dollars 2,971	Goldman Sachs Bank USA	12/21/2023	(13)
U.S. Dollars 3,343	Euro 3,083	Goldman Sachs Bank USA	9/23/2024	29
U.S. Dollars 102,881	Euro 95,901	Goldman Sachs Bank USA	12/21/2023	1,125
U.S. Dollars 248	Euro 224	Goldman Sachs Bank USA	6/23/2025	5
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	112
U.S. Dollars 206	Euro 183	Goldman Sachs Bank USA	3/21/2024	12
U.S. Dollars 2,487	Euro 2,234	Goldman Sachs Bank USA	1/29/2024	112
U.S. Dollars 66,485	Euro 61,588	Goldman Sachs Bank USA	12/23/2024	(14)
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(834)
U.S. Dollars 4,744	British Pound 3,918	Goldman Sachs Bank USA	9/23/2024	(43)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	8
U.S. Dollars 136,856	British Pound 109,723	Goldman Sachs Bank USA	12/21/2023	2,908
U.S. Dollars 2,601	British Pound 2,109	Goldman Sachs Bank USA	3/21/2025	25
U.S. Dollars 32,604	Singaporean Dollars 43,183	Goldman Sachs Bank USA	12/23/2024	363
U.S. Dollars 4,306	Singaporean Dollars 5,856	Goldman Sachs Bank USA	12/21/2023	6
Total				$3,699
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(1,576)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(1,910)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(3,524)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(3,052)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	(665)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	(2,902)
Total Interest Rate Swaps						$(13,629)
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
HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company seeks to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Prior to June 30, 2023, the Company was externally managed by HPS Investment Partners, LLC (the “Administrator”, or “HPS,” or the “Adviser” for relevant actions taken as a result of its former status as the Company’s investment adviser prior to June 30, 2023). On June 30, 2023, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with HPS Advisors, LLC (for actions and references starting June 30, 2023, the “Adviser”), a wholly-owned subsidiary of HPS, and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. The Adviser operates as a consolidated subsidiary of HPS and has access to the same resources and investment personnel for management of the Company as HPS. In addition, investment advisory personnel and portfolio managers for the Company will provide the same services to the Company through the Adviser as were provided through HPS. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Table of Content
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
The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND CLO 2023-1 INVESTMENTS, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.
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

Table of Content
Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

Table of Content
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

Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as derivative assets at fair value or derivative liabilities at fair value, as applicable, on the Company's Consolidated Statements of Assets and Liabilities. The Company designated the interest rate swaps as the hedging instruments in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded as components of interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, not taking into account collateral posted which is recorded separately, if subject to an enforceable master netting agreement. As of September 30, 2023 and December 31, 2022, there was $16.4 million and $0.0 million, respectively, of collateral pledged which is included in other assets on the Consolidated Statements of Assets and Liabilities.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2023, the

Table of Content
Company recorded non-recurring interest income of $4.1 million and $15.2 million, respectively, (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2022, the Company recorded non-recurring interest income of $0.2 million and $1.5 million, respectively, (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, there were three and zero investments on non-accrual status, representing 0.2% and 0.0% of debt investments at fair value, respectively.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2023, the Company recorded PIK income of $10.4 million and $23.3 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded PIK income of $4.5 million and $6.1 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.1 million, respectively, of dividend income. For the three and nine months ended September 30, 2022, the Company did not record any dividend income.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as, fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2023, the Company recorded other income of $1.0 million and $2.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded other income of $0.4 million and $0.9 million, respectively.
Organization Costs
Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses are expensed as incurred. There were no organization costs during the three and nine months ended September 30, 2023 and 2022.

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

Table of Content
Company’s Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
Income Taxes
The Company has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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
For the three and nine months ended September 30, 2023, the Company accrued $0.9 million and $0.9 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2022, the Company did not accrue any U.S. federal income tax or excise tax.
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

Table of Content
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.
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
The Investment Advisory Agreement is effective for an initial one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related Securities and Exchange Commission (the “SEC”) guidance and interpretations.

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

For the three and nine months ended September 30, 2023, base management fees were $13.7 million and $36.9 million, respectively. For the three and nine months ended September 30, 2022, base management fees were $8.7 million and $15.8 million, respectively, all of which were voluntarily waived by HPS. As of September 30, 2023 and December 31, 2022, $4.7 million and $0.0 million, respectively, were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Table of Content
(i) Income based incentive fee

The income based incentive fee is be based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three and nine months ended September 30, 2023, income based incentive fees were $18.7 million and $50.1 million, respectively. For the three and nine months ended September 30, 2022, income based incentive fees were $7.3 million and $11.6 million, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023 and December 31, 2022, $18.7 million and $0.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

(ii) Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to

Table of Content
record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.
For the three and nine months ended September 30, 2023 capital gains incentive fees were $2.2 million and $2.2 million, respectively. For the three and nine months ended September 30, 2022, there were no accrued capital gains incentive fees. As of September 30, 2023 and December 31, 2022, the Company accrued $2.2 million and $0.0 million, respectively, of capital gains incentive fees, none of which was payable under the Investment Advisory Agreement.
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Administration Agreement”), subsequently amended on June 30, 2023, with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

Unless earlier terminated as described below, the Administration Agreement is effective for a one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $0.3 million and $1.1 million, respectively, in expenses under the Administration Agreement. As of September 30, 2023 and December 31, 2022, there was $3.1 million and $1.8 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

Table of Content
Sub-Administration and Fund Accounting Servicing Agreements

HPS previously engaged U.S. Bancorp Fund Services, LLC (“U.S. Bancorp”) to assist in the provision of sub-administrative and fund accounting services. U.S. Bancorp received compensation for these services under sub-administration and fund accounting servicing agreements. On August 30, 2023, the Company provided notice for the termination of the sub-administration agreement dated as of November 30, 2021 by and among the Company, HPS and U.S. Bancorp.

On August 28, 2023, the Company entered into a Sub-Administration Agreement (the “Sub-Administration Agreement”) with HPS and Harmonic Fund Services (“Harmonic”) as the Company’s sub-administrator. Pursuant to the Sub-Administration Agreement, Harmonic provides certain administrative services necessary for the operations of the Company. The Company will bear all fees to be paid to Harmonic under the Sub-Administration Agreement and Harmonic will be entitled to receive reimbursement from the Company for all out-of-pocket expenses properly incurred by Harmonic in respect of the services provided pursuant to the Sub-Administration Agreement.

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

Table of Content
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
For the three and nine months ended September 30, 2023, the Company accrued distribution and shareholder servicing fees of $0.4 million and $1.0 million attributable to Class D shares, respectively, and $3.4 million and $9.3 million attributable to Class F shares, respectively. For the three and nine months ended September 30, 2022, the Company accrued distribution and shareholder servicing fees of $0.2 million and $0.4 million attributable to Class D shares, respectively, and $2.2 million and $3.9 million attributable to Class F shares, respectively, all of which were waived during the periods. As of September 30, 2023 and December 31, 2022, there was $1.3 million and $1.0 million, respectively, of shareholder servicing fees payable to the Managing Dealer.

Table of Content
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

The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

For the three and nine months ended September 30, 2023, the Adviser made no Expense Payments on behalf of the Company. For the three and nine months ended September 30, 2022, the Adviser made Expense Payments in the amount of $0.0 million and $4.3 million, respectively. For the three and nine months ended September 30, 2023, there were no Reimbursement Payments made to the Adviser. For

Table of Content
the three and nine months ended September 30, 2022, Reimbursement Payments made to the Adviser were $4.0 million and $4.0 million, respectively.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three and nine months ended September 30, 2022:

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,553,334	$7,570,540	98.40%	$5,755,124	$5,614,718	98.22%
Second lien debt	64,830	66,396	0.86	47,764	45,248	0.79
Unsecured debt	15,227	14,935	0.19	26,302	25,512	0.45
Structured finance investments	28,314	29,286	0.38	28,929	28,737	0.50
Equity investments	12,769	12,709	0.17	2,067	2,306	0.04
Total	$7,674,474	$7,693,866	100.00%	$5,860,186	$5,716,521	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2023		December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,262,284	16.41%	$1,158,262	20.26%
Health Care Providers	875,820	11.38	660,631	11.56
Industrial Support Services	831,694	10.81	567,804	9.93
Medical Equipment and Services	616,734	8.02	210,831	3.69
Media	603,453	7.84	505,035	8.83
Consumer Services	501,162	6.52	458,248	8.02
Non-life Insurance	497,961	6.47	317,816	5.56
Travel and Leisure	326,088	4.24	159,763	2.79
Aerospace and Defense	280,566	3.65	169,856	2.97
General Industrials	280,152	3.64	265,463	4.64
Pharmaceuticals and Biotechnology	265,305	3.45	196,435	3.44
Industrial Engineering	234,209	3.04	186,373	3.26
Personal Care, Drug and Grocery Stores	118,029	1.53	117,320	2.05

Table of Content

Automobiles and Parts	114,116	1.48	118,440	2.07
Technology Hardware and Equipment	96,196	1.25	93,161	1.63
Food Producers	94,536	1.23	86,977	1.52
Investment Banking and Brokerage Services	90,676	1.18	7,606	0.13
Electricity	84,937	1.10	8,639	0.15
Personal Goods	76,703	1.00	70,050	1.23
Telecommunications Service Providers	71,231	0.93	71,695	1.25
Retailers	66,800	0.87	20,322	0.36
Construction and Materials	54,152	0.70	1,162	0.03
Finance and Credit Services	52,147	0.68	48,448	0.85
Gas, Water and Multi-utilities	43,741	0.57	43,242	0.76
Real Estate Investment and Services	39,600	0.51	44,822	0.78
Industrial Transportation	31,617	0.41	50,090	0.88
Structured Finance	29,286	0.38	28,737	0.50
Telecommunications Equipment	14,843	0.19	6,445	0.11
Chemicals	12,138	0.16	6,960	0.12
Industrial Metals and Mining	11,845	0.15	2,922	0.05
Household Goods and Home Construction	6,994	0.09	17,918	0.31
Life Insurance	5,897	0.08	5,628	0.10
Leisure Goods	1,963	0.03	8,498	0.15
Electronic and Electrical Equipment	991	0.01	922	0.02
Total	$7,693,866	100.00%	$5,716,521	100.00%

Table of Content
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$262,031	$249,086	3.24%	5.43%
Canada	60,378	58,521	0.76	1.28
France	35,483	36,225	0.47	0.79
Italy	127,592	132,651	1.73	2.90
Norway	24,711	23,541	0.31	0.51
Singapore	30,994	30,983	0.40	0.68
Spain	31,474	31,617	0.41	0.69
Taiwan	45,464	40,950	0.53	0.89
United Kingdom	422,091	424,079	5.51	9.26
United States	6,634,256	6,666,213	86.64	145.53
Total	$7,674,474	$7,693,866	100.00%	167.96%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,143	$269,430	4.71%	7.80%
Canada	40,335	37,399	0.65	1.08
France	24,513	25,139	0.44	0.73
Italy	122,826	127,443	2.23	3.69
Spain	31,337	29,958	0.52	0.87
Taiwan	43,619	42,321	0.74	1.22
United Kingdom	240,099	241,933	4.23	7.00
United States	5,086,314	4,942,898	86.48	143.05
Total	$5,860,186	$5,716,521	100.00%	165.44%
As of September 30, 2023 and December 31, 2022, there were three and zero investments in the portfolio on non-accrual status, respectively.
As of September 30, 2023 and December 31, 2022, on a fair value basis, 98.8% and 99.1%, respectively, of performing debt investments bore interest at a floating rate and 1.2% and 0.9%, respectively, of performing debt investments bore interest at a fixed rate.
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

Table of Content
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

Table of Content
8, 2022. In accordance with this rule, the Company’s Board of Trustees has designated our Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.
The following table presents the fair value hierarchy of investments and cash equivalents:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$889,395	$6,681,145	$7,570,540
Second lien debt	—	46,014	20,382	66,396
Unsecured debt	—	12,593	2,342	14,935
Structured finance investments	—	29,286	—	29,286
Equity investments	—	—	12,709	12,709
Total investments	$—	$977,288	$6,716,578	$7,693,866
Cash equivalents	$159,423	$—	$—	$159,423

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$732,325	$4,882,393	$5,614,718
Second lien debt	—	36,454	8,794	45,248
Unsecured debt	—	23,906	1,606	25,512
Structured finance investments	—	28,737	—	28,737
Equity investments	—	—	2,306	2,306
Total investments	$—	$821,422	$4,895,099	$5,716,521
Cash equivalents	$53,347	$—	$—	$53,347
The following tables presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Purchases of investments (1)	778,508	—	329	8,533	787,370
Proceeds from principal repayments and sales of investments	(96,696)	—	—	(197)	(96,893)
Accretion of discount/amortization of premium	8,596	37	1	—	8,634
Net realized gain (loss)	21	—	—	29	50
Net change in unrealized appreciation (depreciation)	20,516	306	37	(385)	20,474
Transfers into Level 3 (2)	2,272	—	—	—	2,272
Transfers out of Level 3 (2)	(136,235)	—	—	—	(136,235)
Fair value, end of period	$6,681,145	$20,382	$2,342	$12,709	$6,716,578
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$18,897	$306	$37	$(385)	$18,855

Table of Content

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments (1)	2,071,394	1,879	772	11,446	2,085,491
Proceeds from principal repayments and sales of investments	(266,254)	—	—	(374)	(266,628)
Accretion of discount/amortization of premium	24,198	95	(9)	—	24,284
Net realized gain (loss)	981	—	—	(373)	608
Net change in unrealized appreciation (depreciation)	107,110	151	(27)	(296)	106,938
Transfers into Level 3 (2)	2,272	9,463	—	—	11,735
Transfers out of Level 3 (2)	(140,949)	—	—	—	(140,949)
Fair value, end of period	$6,681,145	$20,382	$2,342	$12,709	$6,716,578
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$98,971	$151	$(30)	$(296)	$98,796
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,154,718	$8,780	$—	$67	$2,163,565
Purchases of investments(1)	1,626,852	—	725	2,001	1,629,578
Proceeds from principal repayments and sales of investments	(7,931)	—	—	—	(7,931)
Accretion of discount/amortization of premium	3,023	4	3	—	3,030
Net realized gain (loss)	(45)	—	—	—	(45)
Net change in unrealized appreciation (depreciation)	(66,587)	3	(3)	1	(66,586)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Fair value, end of period	$3,710,030	$8,787	$725	$2,069	$3,721,611
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2022	$(66,587)	$3	$(3)	$1	$(66,586)

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments(1)	3,888,670	8,776	725	2,068	3,900,239
Proceeds from principal repayments and sales of investments	(100,312)	—	—	—	(100,312)
Accretion of discount/amortization of premium	5,520	7	3	—	5,530
Net realized gain (loss)	(34)	—	—	—	(34)
Net change in unrealized appreciation (depreciation)	(83,814)	4	(3)	1	(83,812)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Fair value, end of period	$3,710,030	$8,787	$725	$2,069	$3,721,611
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2022	$(83,814)	$4	$(3)	$1	$(83,812)
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

	September 30, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$5,372,388	Yield analysis	Discount rate	8.17%	29.29%	12.18%
Investments in second lien debt	20,382	Yield analysis	Discount rate	13.00%	14.44%	14.27%
Investments in unsecured debt	2,118	Yield analysis	Discount rate	13.46%	14.94%	14.21%
Investments in preferred equity	2,061	Yield analysis	Discount rate	14.70%	16.67%	15.60%
Investments in common equity	194	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x

	December 31, 2022
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$3,848,793	Yield analysis	Discount rate	8.14%	17.70%	11.47%
Investments in unsecured debt	704	Yield analysis	Discount rate	14.70%	14.70%	14.70%
Investments in equity	2,108	Yield analysis	Discount rate	7.08%	16.95%	11.96%
	198	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x
(1)As of September 30, 2023, included within the fair value of Level 3 assets of $6,716,578 is an amount of $1,319,435 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2022, included within the fair value of Level 3 assets of $4,895,099 is an amount of $1,043,296 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Table of Content
Financial Instruments Not Carried at Fair Value
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2023 and December 31 2022 had they been accounted for at fair value:

Debt

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$600,542	$600,542	$453,663	$453,663
HLEND B Funding Facility	490,509	490,509	482,084	482,084
HLEND C Funding Facility	487,500	487,500	—	—
HLEND D Funding Facility	—	—	—	—
Revolving Credit Facility	751,169	751,169	704,819	704,819
November 2025 Notes(1)	167,054	168,584	168,462	170,628
November 2027 Notes(1)	151,634	152,765	153,958	156,354
March 2026 Notes(1)	270,419	273,400	—	—
March 2028 Notes(1)	119,941	121,605	—	—
September 2027 Notes(1)	73,555	74,552	—	—
September 2028 Notes(1)	244,492	248,016	—	—
Short-Term Borrowings	—	—	379,081	379,081
Total	$3,356,815	$3,368,642	$2,342,067	$2,346,629
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.4) million, $(1.5) million, $(2.1) million, $(1.0) million, $(0.7) million and $(2.6) million, respectively, as of September 30, 2023 and includes the decrease in the notes carrying value of $(1.6) million, $(1.9) million, $(3.5) million $(3.1) million, $(0.7) million and $(2.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.9) million and $(1.7) million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.

The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	3,368,642	2,346,629
Total	$3,368,642	$2,346,629

As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and nine months ended September 30, 2023, the average notional exposure for foreign currency forward contracts were $324.5 million and $286.2 million, respectively, and the average notional exposure for interest rate swaps were $725.0 million and $547.5 million, respectively. During the three and nine months ended September 30, 2022, the average notional exposure for foreign currency forward contracts were $358.3 million and $180.5 million, respectively, and the average notional exposure for interest rate swaps was $0.0 million and $0.0 million, respectively.

The following table summarizes the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,705	$—	$4,705	$288,841
Total derivative assets, at fair value	$—	$4,705	$—	$4,705	$288,841

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,006)	$—	$(1,006)	$92,033
Interest rate swaps	—	(13,629)	—	(13,629)	887,500
Total derivative liabilities, at fair value	$—	$(14,635)	$—	$(14,635)	$979,533

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,125	$—	$1,125	$123,895
Interest rate swaps	—	991	—	991	162,500
Total derivative assets, at fair value	$—	$2,116	$—	$2,116	$286,395

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,261)	$—	$(3,261)	$117,375
Total derivative liabilities, at fair value	$—	$(3,261)	$—	$(3,261)	$117,375

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$4,931	$5,835
Realized gain (loss) on foreign currency forward contracts	$5,924	$(1,757)

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$26,494	$26,541
Realized gain (loss) on foreign currency forward contracts	$2,983	$3,065

Table of Content

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022.

		September 30, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$—	$(13,629)	$(13,629)	$13,629	$—
Goldman Sachs Bank USA	Derivative assets, at fair value	$4,705	$(1,006)	$3,699	$—	$3,699

		December 31, 2022
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$1,125	$(3,261)	$(2,136)	$—	$(2,136)
Goldman Sachs Bank USA	Derivative assets, at fair value	$991	$—	$991	$—	$991
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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Interest rate swaps	$(9,576)	$(14,620)	$—	$—
Hedged items	$11,558	$18,469	$—	$—

The table below presents the carrying value of unsecured borrowings as of September 30, 2023 and December 31, 2022, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2023		December 31, 2022
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$867,751	$17,516	$322,420	$(953)

Table of Content
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 235.5% and 247.4%.
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
As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities and the Unsecured Notes.

As of September 30, 2023 and December 31, 2022, the Company had four and two SPV Financing Facilities, respectively, as discussed below.
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
As of September 30, 2023, the maximum principal amount under the Agreement was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
HLEND B Funding Facility

On July 19 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (“HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On September 16, 2022, HLEND B entered into an amendment to, among other things, increase the maximum principal amount under the HLEND B Funding Facility from $500 million to $1,000 million.

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin of 1.90% for Broadly Syndicated Loan (“BSL”) assets and 2.45% for non-BSL assets, subject to a blended floor of 2.30%.

As of September 30, 2023, the maximum principal amount under the Agreement was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on July 19, 2025 and the HLEND B Funding Facility will mature and all amounts outstanding under credit facility must be repaid by July 19, 2027.

Table of Content
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

As of September 30, 2023, the maximum principal amount under the Agreement was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (“HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. On August 1, 2023, HLEND D entered into an amendment to, among other things, increase the maximum principal amount under the HLEND D Funding Facility from $250 million to $500 million.

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

As of September 30, 2023, the maximum principal amount under the Agreement was $500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility,” together with HLEND A Funding Facility, HLEND B Funding Facility, HLEND C Funding Facility, and HLEND D Funding Facility the “Credit Facilities”) (which was amended on July 12, 2023, and as further amended from time to time) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”).
The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” in the case of any ABR Loan and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
On July 12, 2023, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, certain new and existing lenders and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Agreement. The Commitment Increase Agreement provides for, among other things, an increase in the aggregate commitments of the lenders under the Revolving Credit Facility from $1,125 million to $1,275 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,850 million subject to the satisfaction of certain conditions.

Table of Content
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

March 2028 Notes

On March 15, 2023, the Company entered into the 2023 Note Purchase Agreement governing the issuance of $124 million in aggregate principal amount of its Series A Senior Notes, Tranche B (the “March 2028 Notes”) to institutional investors in a private placement. The March 2028 Notes have a fixed interest rate of 8.17% per annum and are due on March 15, 2028. Interest on the March 2028 Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the March 2028 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the March 2028 Notes at par if certain change in control events occur. The March 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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

September 2027 Notes

On September 14, 2023, the Company entered into a First Supplement (the “First Supplement”) to the 2023 Note Purchase Agreement, governing the issuance of $75 million in aggregate principal amount of its Series 2023-B Senior Notes, Tranche A (the “September 2027 Notes”) to institutional investors in a private placement. The September 2027 Notes have a fixed interest rate of 8.67% per annum and are due on September 14, 2027. Interest on the September 2027 Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the September 2027 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the September 2027 Notes at par if certain change in control events occur. The September 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the September 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.67% per annum and pays a floating interest rate of 3-month Term SOFR plus 4.3055% per annum on $75 million of the September 2027 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

September 2028 Notes

On September 14, 2023, the Company entered into the First Supplement to the 2023 Note Purchase Agreement, governing the issuance of $250 million in aggregate principal amount of its Series 2023-B Senior Notes, Tranche B (the “September 2028 Notes,” together with the November 2025 Notes, the November 2027 Notes, the March 2026 Notes, the March 2028 Notes and the September

Table of Content
2027 Notes, the “Unsecured Notes”) to institutional investors in a private placement. The September 2028 Notes have a fixed interest rate of 8.80% per annum and are due on September 14, 2028. Interest on the September 2028 Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the September 2028 Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the September 2028 Notes at par if certain change in control events occur. The September 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the September 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 8.80% per annum and pays a floating interest rate of 3-month Term SOFR plus 4.5365% per annum on $250 million of the September 2028 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

As of September 30, 2023, the Company had no borrowings under Short Term Financing Transactions with a third party.

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

Table of Content
The Company’s outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$600,542	$600,542	$199,458	$27,451
HLEND B Funding Facility(4)	1,000,000	490,509	490,509	509,491	367,551
HLEND C Funding Facility	750,000	487,500	487,500	262,500	25,193
HLEND D Funding Facility	500,000	—	—	500,000	402,197
Revolving Credit Facility(5)	1,275,000	751,169	751,169	523,831	523,831
November 2025 Notes(6)	170,000	170,000	167,054	—	—
November 2027 Notes(6)	155,000	155,000	151,634	—	—
March 2026 Notes(7)	276,000	276,000	270,419	—	—
March 2028 Notes(7)	124,000	124,000	119,941	—	—
September 2027 Notes(8)	75,000	75,000	73,555	—	—
September 2028 Notes(8)	250,000	250,000	244,492	—	—
Total	$5,375,000	$3,379,720	$3,356,815	$1,995,280	$1,346,223
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 156.0 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 108.0 million, and in British Pounds (GBP) of 90.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 231.1 million, in Australian Dollars (AUD) of 95.2 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 94.2 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.4) million and $(1.5) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(1.6) million and $(1.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(2.1) million and $(1.0) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(3.5) million and $(3.1) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.6) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(0.7) million and $(2.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.

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

As of September 30, 2023 and December 31, 2022, $40.0 million and $16.6 million, respectively, of interest expense and $0.9 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three months ended September 30, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 8.37% and 5.21% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $3,161.6 million and $998.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 8.00% and 5.21% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $2,978.2 million and $510.4 million, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$61,156	$11,722
Facility unused fees	1,254	546
Amortization of financing and debt issuance costs	2,273	844
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(9,576)	—
Hedged items	11,558	—
Total interest expense	$66,665	$13,112
Cash paid for interest expense	$59,534	$6,613

Table of Content

	Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$164,273	$14,762
Facility unused fees	4,286	1,436
Amortization of financing and debt issuance costs	5,820	1,288
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(14,620)	—
Hedged items	18,469	—
Total interest expense	$178,228	$21,911
Cash paid for interest expense	$148,921	$13,245
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $726.0 million and $895.9 million, respectively.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management is not aware of any pending or threatened material litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with

Table of Content
respect to any Purchase Agreements. As of September 30, 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

In consideration for the forward arrangement provided by the Financing Provider, the Company agreed to pay, subject to the satisfaction of the Warehouse Conditions, certain fees and expenses to the Financing Provider, including a financing fee with respect to the portion of the purchase amount that is funded equivalent to 2.75% to 2.95% per annum. For the three and nine months ended September 30, 2022, financing fees of $0.0 million and $3.4 million, respectively, were paid to the Financing Provider, which are included in interest expense on the Consolidated Statements of Operations.

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
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D Shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of HPS, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. As of September 30, 2023 and December 31, 2022, no Class S shares were outstanding.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	5,702,297	$141,658
Share transfers between classes	—	—
Distributions reinvested	439,090	10,905
Share repurchases	(269,421)	(6,765)
Early repurchase deduction	—	—
Net increase (decrease)	5,871,966	$145,798
CLASS D
Subscriptions	5,195,643	$128,993
Share transfers between classes	—	—
Distributions reinvested	317,143	7,878
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,512,786	$136,871
CLASS F
Subscriptions	11,715,030	$290,922
Share transfers between classes	—	—
Distributions reinvested	1,335,609	33,172
Share repurchases	(1,117,687)	(28,065)
Early repurchase deduction	—	—
Net increase (decrease)	11,932,952	$296,029
Total net increase (decrease)	23,317,704	$578,698

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	8,191,706	$202,300
Share transfers between classes	675,921	16,465
Distributions reinvested	1,121,427	27,495
Share repurchases	(815,323)	(20,139)
Early repurchase deduction	—	38
Net increase (decrease)	9,173,731	$226,159
CLASS D
Subscriptions	8,471,648	$208,888
Share transfers between classes	223,376	5,462
Distributions reinvested	704,852	17,308
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	8,384,616	$206,581
CLASS F
Subscriptions	22,327,469	$549,772
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	3,333,482	81,751
Share repurchases	(4,607,774)	(114,122)
Early repurchase deduction	—	101
Net increase (decrease)	20,153,880	$495,575
Total net increase (decrease)	37,712,227	$928,315

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	9,330,513	$228,310
Share transfers between classes	—	—
Distributions reinvested	178,923	4,374
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	9,509,436	$232,689
CLASS D
Subscriptions	5,753,381	$140,800
Share transfers between classes	—	—
Distributions reinvested	74,382	1,818
Share repurchases	—	—
Early repurchase deduction	—	3
Net increase (decrease)	5,827,763	$142,621
CLASS F
Subscriptions	26,543,445	$649,059
Share transfers between classes	—	—
Distributions reinvested	478,419	11,694
Share repurchases	(38,736)	(938)
Early repurchase deduction	—	11
Net increase (decrease)	26,983,128	$659,826
Total net increase (decrease)	42,320,327	$1,035,136

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	31,651,791	$786,207
Share transfers between classes	—	—
Distributions reinvested	339,589	8,375
Share repurchases	—	—
Early repurchase deduction	—	10
Net increase (decrease)	31,991,380	$794,592
CLASS D
Subscriptions	15,913,478	$394,775
Share transfers between classes	—	—
Distributions reinvested	113,781	2,797
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	16,027,259	$397,577
CLASS F
Subscriptions	81,923,845	$2,030,490
Share transfers between classes	—	—
Distributions reinvested	746,035	18,360
Share repurchases	(79,854)	(1,938)
Early repurchase deduction	—	24
Net increase (decrease)	82,590,026	$2,046,936
Total net increase (decrease)	130,608,665	$3,239,105

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class S, Class I, Class D and Class F common shares of beneficial interest during the nine months ended September 30, 2023 and 2022:

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
January 31, 2023	$—	$24.36	$24.36	$24.36
February 28, 2023	$—	$24.56	$24.56	$24.56
March 31, 2023	$—	$24.40	$24.40	$24.40
April 30, 2023	$—	$24.42	$24.42	$24.42
May 31, 2023	$—	$24.45	$24.45	$24.45
June 30, 2023	$—	$24.72	$24.72	$24.72
July 31, 2023	$—	$24.87	$24.87	$24.87
August 31, 2023	$—	$24.88	$24.88	$24.88
September 30, 2023	$—	$25.11	$25.11	$25.11
(1) Class S has not commenced operations as of September 30, 2023.

Table of Content

	NAV Per Share
For the Months Ended	Class S(1)	Class I	Class D	Class F
February 28, 2022	$—	$25.10	$25.10	$25.10
March 31, 2022	$—	$25.09	$25.09	$25.09
April 30, 2022	$—	$24.94	$24.94	$24.94
May 31, 2022	$—	$24.61	$24.61	$24.61
June 30, 2022	$—	$24.32	$24.32	$24.32
July 31, 2022	$—	$24.48	$24.48	$24.48
August 31, 2022	$—	$24.51	$24.51	$24.51
September 30, 2022	$—	$24.21	$24.21	$24.21
(1) Class S has not commenced operations as of September 30, 2022.
Distributions

The Board authorizes and declares monthly distribution amounts per share of Class S, Class I, Class D, and Class F common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of each month. The following table presents distributions that were declared during the nine months ended September 30, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	9,577
Total		$1.4400	$0.3830	$0.1500	$77,780

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	5,441
Total		$1.3942	$0.3830	$0.1500	$40,779

Table of Content

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	23,210
Total		$1.3485	$0.3830	$0.1500	$191,684
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the nine months ended September 30, 2022:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$958
March 30, 2022	April 29, 2022	0.14640	—	—	1,572
April 29, 2022	May 31, 2022	0.14640	—	—	2,524
May 31, 2022	June 30, 2022	0.14640	—	—	2,942
June 29, 2022	July 29, 2022	0.14640	—	—	3,291
July 29, 2022	August 31, 2022	0.14640	—	—	3,467
August 26, 2022	September 30, 2022	0.14640	—	—	4,265
September 30, 2022	October 31, 2022	0.14640	—	—	4,683
Total		$1.16022	$—	$—	$23,702

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$172
March 30, 2022	April 29, 2022	0.14640	—	—	688
April 29, 2022	May 31, 2022	0.14640	—	—	1,107
May 31, 2022	June 30, 2022	0.14640	—	—	1,282
June 29, 2022	July 29, 2022	0.14640	—	—	1,493
July 29, 2022	August 31, 2022	0.14640	—	—	1,608
August 26, 2022	September 30, 2022	0.14640	—	—	1,957
September 30, 2022	October 31, 2022	0.14640	—	—	2,346
Total		$1.16022	$—	$—	$10,653

Table of Content

		Class F
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$1,638
March 30, 2022	April 29, 2022	0.14640	—	—	3,072
April 29, 2022	May 31, 2022	0.14640	—	—	4,768
May 31, 2022	June 30, 2022	0.14640	—	—	6,535
June 29, 2022	July 29, 2022	0.14640	—	—	8,147
July 29, 2022	August 31, 2022	0.14640	—	—	9,135
August 26, 2022	September 30, 2022	0.14640	—	—	10,403
September 30, 2022	October 31, 2022	0.14640	—	—	12,097
Total		$1.16022	$—	$—	$55,795

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
Through September 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9730	$77,780	$1.9272	$40,779	$1.8815	$191,684
Net realized gains	—	—	—	—	—	—
Total	$1.9730	$77,780	$1.9272	$40,779	$1.8815	$191,684
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of Common Shares during the nine months ended September 30, 2022:

Table of Content

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1600	$23,702	$1.1600	$10,653	$1.1600	$55,795
Net realized gains	—	—	—	—	—	—
Total	$1.1600	$23,702	$1.1600	$10,653	$1.1600	$55,795

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%

The following table summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Table of Content
Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$23.88	$23.88	$23.88
Net investment income (1)	2.16	2.12	2.07
Net unrealized and realized gain (loss) (2)	1.04	1.04	1.04
Net increase (decrease) in net assets resulting from operations	3.20	3.16	3.11
Distributions from net investment income (3)	(1.97)	(1.93)	(1.88)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.97)	(1.93)	(1.88)
Early repurchase deduction fees (6)	—	—	—
Total increase (decrease) in net assets	1.23	1.23	1.23
Net asset value, end of period	$25.11	$25.11	$25.11
Shares outstanding, end of period	44,275,610	25,922,875	112,213,392
Total return based on NAV (4)	13.87%	13.66%	13.45%
Ratios:
Ratio of net expenses to average net assets (5)	9.53%	9.90%	10.05%
Ratio of net investment income to average net assets (5)	11.93%	11.81%	11.45%
Portfolio turnover rate	8.04%	8.04%	8.04%
Supplemental Data:
Net assets, end of period	$1,111,865	$650,986	$2,817,889
Asset coverage ratio	235.5%	235.5%	235.5%
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
(5)For the nine months ended September 30, 2023, amounts are annualized except for excise tax, and capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.

Table of Content
The following are the financial highlights for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income (1)	1.40	1.38	1.40
Net unrealized and realized gain (loss) (2)	(1.03)	(1.01)	(1.03)
Net increase (decrease) in net assets resulting from operations	0.37	0.37	0.37
Distributions from net investment income (3)	(1.16)	(1.16)	(1.16)
Distributions from net realized gains (3)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.16)	(1.16)	(1.16)
Total increase (decrease) in net assets	(0.79)	(0.79)	(0.79)
Net asset value, end of period	$24.21	$24.21	$24.21
Shares outstanding, end of period	31,991,480	16,027,259	82,590,026
Total return based on NAV (4)	1.49%	1.49%	1.49%
Ratios:
Ratio of net expenses to average net assets (5)	2.37%	2.16%	2.34%
Ratio of net investment income to average net assets (5)	8.69%	8.50%	8.67%
Portfolio turnover rate	5.81%	5.81%	5.81%
Supplemental Data:
Net assets, end of period	$774,522	$388,020	$1,999,485
Asset coverage ratio	319.7%	319.7%	319.7%
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
(5)For the nine months ended September 30, 2022, amounts are annualized except for non-recurring expenses. For the nine months ended September 30, 2022, the ratio of total operating expenses to average net assets was 4.54%, 4.49% and 4.96% on Class I, Class D and Class F, respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.17%, 2.33% and 2.62% on Class I, Class D and Class F, respectively, of average net assets.
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
The Company and COM will have equal voting rights with respect to the joint venture. The Company will not consolidate the assets and liabilities of the ULTRA III joint venture. As of September 30, 2023, the joint venture has not yet commenced investment activities.

Table of Content
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2023, except as discussed below.

Subscriptions
The Company received $250.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F, and Class S shares for subscriptions effective October 1, 2023.

The Company received $214.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F, and Class S shares for subscriptions effective November 1, 2023.

Distributions Declarations

On October 27, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1547 per Class D share, $0.1493 per Class F share, and $0.1419 per Class S share, all of which are payable on November 30, 2023 to shareholders of record as of October 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on November 30, 2023 to shareholders of record as of October 31, 2023.

Financing Transactions

On October 5, 2023 (the “Closing Date”), the Company completed a $429.1 million term debt securitization (the “2023 Debt Securitization”), consisting of three tranches of secured notes (the “2023 CLO Secured Notes”) and subordinated notes (the “2023 CLO Subordinated Notes”). The 2023 CLO Secured Notes together with the 2023 CLO Subordinated Notes are collectively referred to as the “2023 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2023 CLO Notes offered in the 2023 Debt Securitization were issued by HLEND CLO 2023-1, LLC (the “2023 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and are backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2023 CLO Notes are scheduled to mature on October 22, 2035; however, the 2023 CLO Notes may be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the 2023 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2025.

The following table presents information on the 2023 CLO Secured Notes and 2023 CLO Unsecured Notes issued in the 2023 Debt Securitization:

Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$246,500	SF + 2.60%	AAA
Class B Notes	Senior Secured Floating Rate	42,500	SF + 3.35%	AA
Class C Notes	Secured Deferrable Floating Rate	34,000	SF + 4.15%	A
Total Secured Notes		$323,000
Subordinated Notes(1)		106,100	None	Not rated
Total Notes		$429,100

(1)The Company retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization which are eliminated in consolidation..

On the Closing Date and in connection with the 2023 Debt Securitization, the 2023 Issuer and the Company entered into a note purchase agreement (the “Purchase Agreement”) with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the 2023 CLO Secured Notes issued pursuant to an indenture as part of the 2023 Debt Securitization. HLEND CLO 2023-1 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization.

On October 30, 2023, the Company entered into Amendment No. 1 to the Revolving Credit Facility. The amendment provides for, among other things, (i) an extension, with respect to the Extending Lenders only, of the Commitment Termination Date from June 23, 2026 to October 30, 2027, (ii) an extension, with respect to the Extending Lenders only, of the maturity date from June 23, 2027 to October 30, 2028 and (iii) an amendment to the accordion provision to permit increases up to a total facility amount of $1,912.5 million.

Table of Content
Joint Venture

On November 8, 2023, ULTRA III commenced investment activities and the Company funded a capital contribution of $82.9 million.

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
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC and a wholly-owned subsidiary of HPS. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Adviser, but we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

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

Table of Content
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended September 30,
	2023	2022
Total investments, beginning of period	$7,053,034	$3,097,264
New investments purchased	804,717	1,706,477
Net accretion of discount on investments	10,869	3,487
Net realized gain (loss) on investments	(6,383)	(1,675)
Investments sold or repaid	(187,763)	(69,345)
Total investments, end of period	$7,674,474	$4,736,208
The following table presents certain selected information regarding our investment portfolio:

	September 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.2%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	12.1%	11.1%
Number of portfolio companies	219	195
Weighted average EBITDA(2)	$196	$178
Weighted average loan-to-value (“LTV”) (3)	40%	41%
Percentage of debt investments bearing a floating rate, at fair value	98.8%	99.1%
Percentage of debt investments bearing a fixed rate, at fair value	1.2%	0.9%
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
(2)Includes all Level 3 investments with respect to which financial statements have been provided to the Company, including investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Board) and excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgement, was not a material component of the investment thesis, such as loan-to-value-based loans, or investments with negative EBITDA. Figures are derived from the financial statements most recently obtained by the Adviser. Weighted average EBITDA is weighted based on the fair value of our total applicable Level 3 investments.
(3)Includes all Level 3 debt investments with respect to which financial statements have been provided to the Company, including investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable Level 3 debt investments.

Our investments consisted of the following:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,553,334	$7,570,540	98.40%	$5,755,124	$5,614,718	98.22%
Second lien debt	64,830	66,396	0.86	47,764	45,248	0.79
Unsecured debt	15,227	14,935	0.19	26,302	25,512	0.45
Structured finance investments	28,314	29,286	0.38	28,929	28,737	0.50
Equity investments	12,769	12,709	0.17	2,067	2,306	0.04
Total	$7,674,474	$7,693,866	100.00%	$5,860,186	$5,716,521	100.00%

Table of Content
As of September 30, 2023 and December 31, 2022, there were three and zero investments on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$7,666,365	99.81%	$5,714,215	100.00%
Non-accrual	14,792	0.19	—	—
Total	$7,681,157	100.00%	$5,714,215	100.00%
The table below describes investments by industry composition based on fair value:

	September 30, 2023	December 31, 2022
Software and Computer Services	16.41%	20.26%
Health Care Providers	11.38	11.56
Industrial Support Services	10.81	9.93
Medical Equipment and Services	8.02	3.69
Media	7.84	8.83
Consumer Services	6.52	8.02
Non-life Insurance	6.47	5.56
Travel and Leisure	4.24	2.79
Aerospace and Defense	3.65	2.97
General Industrials	3.64	4.64
Pharmaceuticals and Biotechnology	3.45	3.44
Industrial Engineering	3.04	3.26
Personal Care, Drug and Grocery Stores	1.53	2.05
Automobiles and Parts	1.48	2.07
Technology Hardware and Equipment	1.25	1.63
Food Producers	1.23	1.52
Investment Banking and Brokerage Services	1.18	0.13
Electricity	1.10	0.15
Personal Goods	1.00	1.23
Telecommunications Service Providers	0.93	1.25
Retailers	0.87	0.36
Construction and Materials	0.70	0.03
Finance and Credit Services	0.68	0.85
Gas, Water and Multi-utilities	0.57	0.76
Real Estate Investment and Services	0.51	0.78
Industrial Transportation	0.41	0.88
Structured Finance	0.38	0.50
Telecommunications Equipment	0.19	0.11
Chemicals	0.16	0.12
Industrial Metals and Mining	0.15	0.05
Household Goods and Home Construction	0.09	0.31
Life Insurance	0.08	0.10
Leisure Goods	0.03	0.15
Electronic and Electrical Equipment	0.01	0.02
Total	100.00%	100.00%

Table of Content
The table below describes investments by geographic composition based on fair value:

	September 30, 2023	December 31, 2022
Australia	3.24%	4.71%
Canada	0.76	0.65
France	0.47	0.44
Italy	1.73	2.23
Norway	0.31	—
Singapore	0.40	—
Spain	0.41	0.52
Taiwan	0.53	0.74
United Kingdom	5.51	4.23
United States	86.64	86.48
Total	100.00%	100.00%

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
•attendance at and participation in board meetings or presentations by portfolio companies; and
•review of monthly and quarterly financial statements and financial projections of portfolio companies.
Results of Operations
The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$233,875	$83,118	$628,456	$139,037
Net expenses	108,360	19,958	289,211	29,842
Net investment income before excise tax	125,515	63,160	339,245	109,195
Excise tax expense	870	—	865	—
Net investment income after excise tax	124,645	63,160	338,380	109,195
Net realized gain (loss)	(7,180)	290	(25,369)	3,723
Net change in unrealized appreciation (depreciation)	84,984	(33,417)	194,385	(99,849)
Net increase (decrease) in net assets resulting from operations	$202,449	$30,033	$507,396	$13,069
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Table of Content
Investment Income
Investment income, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$222,420	$78,251	$602,418	$132,030
Payment-in-kind interest income	10,393	4,470	23,284	6,111
Dividend income	100	—	147	—
Other income	962	397	2,607	896
Total investment income	$233,875	$83,118	$628,456	$139,037
Total investment income increased to $233.9 million for the three months ended September 30, 2023 from $83.1 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value was $7,693.9 million and our weighted average yield on debt and income producing securities at fair value was 12.1%.
Total investment income increased to $628.5 million for the nine months ended September 30, 2023 from $139.0 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments.
Expenses
Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$66,665	$13,112	$178,228	$21,911
Management fees	13,653	8,746	36,911	15,827
Income based incentive fee	18,660	7,302	50,119	11,637
Capital gains incentive fee	2,217	—	2,217	—
Distribution and shareholder servicing fees
Class D	371	207	959	375
Class F	3,385	2,215	9,275	3,916
Professional fees	565	591	2,769	1,581
Board of Trustees’ fees	165	127	451	390
Administrative service expenses	486	316	1,640	1,069
Other general & administrative	1,732	1,244	5,427	2,497
Amortization of continuous offering costs	461	571	1,215	1,471
Excise tax expense	870	—	865	—
Total expenses (including excise tax expense)	109,230	34,431	290,076	60,674
Expense support	—	—	—	(4,270)
Recoupment of expense support	—	3,997	—	3,997
Reimbursable expenses previously borne by Adviser	—	—	—	1,196
Distribution and shareholder servicing fees waived	—	(2,422)	—	(4,291)
Management fees waived	—	(8,746)	—	(15,827)
Incentive fees waived	—	(7,302)	—	(11,637)
Net expenses (including excise tax expense)	$109,230	$19,958	$290,076	$29,842
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) increased to $66.7 million for the three months ended September 30, 2023 from $13.1 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities and Unsecured Notes. The average principal debt outstanding increased to $3,161.6 million for the three months ended September 30, 2023 from $998.9 million for the same period in the prior year.

Table of Content

Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $178.2 million for the nine months ended September 30, 2023 from $21.9 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, and Unsecured Notes. The average principal debt outstanding increased to $2,978.2 million for the nine months ended September 30, 2023 from $510.4 million for the same period in the prior year.
Management Fees
Management fees increased to $13.7 million for the three months ended September 30, 2023 from $8.7 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $36.9 million for the nine months ended September 30, 2023 from $15.8 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. HPS agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $8.7 million and $15.8 million, respectively, for the three and nine months ended September 30, 2022.
Income Based Incentive Fee
Income based incentive fees increased to $18.7 million for the three months ended September 30, 2023 from $7.3 million for the same period in the prior year primarily due to our deployment of capital. Income based incentive fees increased to $50.1 million for the nine months ended September 30, 2023 from $11.6 million for the same period in the prior year primarily due to our deployment of capital. HPS agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $7.3 million and $11.6 million, respectively, for the three and nine months ended September 30, 2022.
Capital Gains Incentive Fees
U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.
Capital gains based incentive fees increased by $2.2 million for the three and nine months ended September 30, 2023 from $0.0 million for the same periods in the prior year primarily due to net realized and unrealized gains on investments, foreign currency forward contacts and foreign currency. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $7.2 million for the three months ended September 30, 2023, from $5.3 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $21.7 million for the nine months ended September 30, 2023, from $11.3 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.

Table of Content
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended September 30, 2023, the Administrator charged $0.5 million, an increase from $0.3 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the nine months ended September 30, 2023, the Administrator charged $1.6 million, an increase from $1.1 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
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
For the three months ended September 30, 2023 and 2022, we incurred U.S. federal excise tax of $0.9 million and $0.0 million, respectively. For the nine months ended September 30, 2023 and 2022, we incurred U.S. federal excise tax of $0.9 million and $0.0 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$(6,383)	$(1,675)	$(16,749)	$(1,597)
Foreign currency forward contracts	5,924	2,983	(1,757)	3,065
Foreign currency transactions	(6,721)	(1,018)	(6,863)	2,255
Net realized gain (loss)	$(7,180)	$290	$(25,369)	$3,723
For the three and nine months ended September 30, 2023, we generated realized gain (loss) of $(7.2) million and $(25.4) million, respectively, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of debt investments, foreign currency forward contracts and foreign currency transactions.

For the three and nine months ended September 30, 2022, we generated realized gain (loss) of $0.3 million and $3.7 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions and currency forward contracts, partially offset by realized losses on broadly syndicated loans and bonds.

Table of Content

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-controlled/non-affiliated investments	$47,292	$(71,003)	$163,282	$(142,004)
Non-controlled/affiliated investments	(225)	—	(225)	—
Foreign currency forward contracts	4,931	26,494	5,835	26,541
Translation of assets and liabilities in foreign currencies	32,986	11,092	25,493	15,614
Net change in unrealized appreciation (depreciation)	$84,984	$(33,417)	$194,385	$(99,849)
For the three months ended September 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the three months ended September 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and private credit markets.

For the nine months ended September 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the nine months ended September 30, 2022, the fair value of our debt investments decreased due to spread widening in both the public and private credit markets.

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
As of September 30, 2023 and December 31, 2022, we had four and two asset-based leverage facilities, one corporate-level revolving credit facility, and six and two unsecured note issuances, respectively. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023 and December 31, 2022, we had an aggregate amount of $3,379.7 million and $2,344.6 million, respectively, of debt outstanding and our asset coverage ratio was 235.5% and 247.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2023, taken together with our $1,995.3 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2023, we had commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $977.3 million of syndicated loans and other liquid investments as of September 30, 2023, which could provide additional liquidity if necessary.

Table of Content
Although we were able to close on credit facilities and issue debt securities during the nine months ended September 30, 2023, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2023, we had $205.9 million in cash and cash equivalents. During the nine months ended September 30, 2023, cash used in operating activities was $1,548.0 million, primarily as a result of funding portfolio investments of $2,326.3 million and partially offset by proceeds from sale of investments and principal repayments of $545.4 million and other operating uses of $232.8 million. Cash provided by financing activities was $1,679.6 million during the period, primarily as a result of new share issuances related to $961.0 million of subscriptions and net borrowings of $1,061.0 million.

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
Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	5,702,297	$141,658
Share transfers between classes	—	—
Distributions reinvested	439,090	10,905
Share repurchases	(269,421)	(6,765)
Early repurchase deduction	—	—
Net increase (decrease)	5,871,966	$145,798
CLASS D
Subscriptions	5,195,643	$128,993
Share transfers between classes	—	—
Distributions reinvested	317,143	7,878
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,512,786	$136,871
CLASS F
Subscriptions	11,715,030	$290,922
Share transfers between classes	—	—
Distributions reinvested	1,335,609	33,172
Share repurchases	(1,117,687)	(28,065)
Early repurchase deduction	—	—
Net increase (decrease)	11,932,952	$296,029
Total net increase (decrease)	23,317,704	$578,698

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	8,191,706	$202,300
Share transfers between classes	675,921	16,465
Distributions reinvested	1,121,427	27,495
Share repurchases	(815,323)	(20,139)
Early repurchase deduction	—	38
Net increase (decrease)	9,173,731	$226,159
CLASS D
Subscriptions	8,471,648	$208,888
Share transfers between classes	223,376	5,462
Distributions reinvested	704,852	17,308
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	8,384,616	$206,581
CLASS F
Subscriptions	22,327,469	$549,772
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	3,333,482	81,751
Share repurchases	(4,607,774)	(114,122)
Early repurchase deduction	—	101
Net increase (decrease)	20,153,880	$495,575
Total net increase (decrease)	37,712,227	$928,315

Table of Content
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	9,330,513	$228,310
Share transfers between classes	—	—
Distributions reinvested	178,923	4,374
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	9,509,436	$232,689
CLASS D
Subscriptions	5,753,381	$140,800
Share transfers between classes	—	—
Distributions reinvested	74,382	1,818
Share repurchases	—	—
Early repurchase deduction	—	3
Net increase (decrease)	5,827,763	$142,621
CLASS F
Subscriptions	26,543,445	$649,059
Share transfers between classes	—	—
Distributions reinvested	478,419	11,694
Share repurchases	(38,736)	(938)
Early repurchase deduction	—	11
Net increase (decrease)	26,983,128	$659,826
Total net increase (decrease)	42,320,327	$1,035,136

Table of Content

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2022:

	Shares	Amount
CLASS I
Subscriptions	31,651,791	$786,207
Share transfers between classes	—	—
Distributions reinvested	339,589	8,375
Share repurchases	—	—
Early repurchase deduction	—	10
Net increase (decrease)	31,991,380	$794,592
CLASS D
Subscriptions	15,913,478	$394,775
Share transfers between classes	—	—
Distributions reinvested	113,781	2,797
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	16,027,259	$397,577
CLASS F
Subscriptions	81,923,845	$2,030,490
Share transfers between classes	—	—
Distributions reinvested	746,035	18,360
Share repurchases	(79,854)	(1,938)
Early repurchase deduction	—	24
Net increase (decrease)	82,590,026	$2,046,936
Total net increase (decrease)	130,608,665	$3,239,105

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of each month:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	9,577
Total		$1.4400	$0.3830	$0.1500	$77,780

Table of Content

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	5,441
Total		$1.3942	$0.3830	$0.1500	$40,779

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	23,210
Total		$1.3485	$0.3830	$0.1500	$191,684
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the nine months ended September 30, 2022 (dollar amounts in thousands, except per share amounts):

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$958
March 30, 2022	April 29, 2022	0.14640	—	—	1,572
April 29, 2022	May 31, 2022	0.14640	—	—	2,524
May 31, 2022	June 30, 2022	0.14640	—	—	2,942
June 29, 2022	July 29, 2022	0.14640	—	—	3,291
July 29, 2022	August 31, 2022	0.14640	—	—	3,467
August 26, 2022	September 30, 2022	0.14640	—	—	4,265
September 30, 2022	October 31, 2022	0.14640	—	—	4,683
Total		$1.16022	$—	$—	$23,702

Table of Content

		Class D
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$172
March 30, 2022	April 29, 2022	0.14640	—	—	688
April 29, 2022	May 31, 2022	0.14640	—	—	1,107
May 31, 2022	June 30, 2022	0.14640	—	—	1,282
June 29, 2022	July 29, 2022	0.14640	—	—	1,493
July 29, 2022	August 31, 2022	0.14640	—	—	1,608
August 26, 2022	September 30, 2022	0.14640	—	—	1,957
September 30, 2022	October 31, 2022	0.14640	—	—	2,346
Total		$1.16022	$—	$—	$10,653

		Class F
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$1,638
March 30, 2022	April 29, 2022	0.14640	—	—	3,072
April 29, 2022	May 31, 2022	0.14640	—	—	4,768
May 31, 2022	June 30, 2022	0.14640	—	—	6,535
June 29, 2022	July 29, 2022	0.14640	—	—	8,147
July 29, 2022	August 31, 2022	0.14640	—	—	9,135
August 26, 2022	September 30, 2022	0.14640	—	—	10,403
September 30, 2022	October 31, 2022	0.14640	—	—	12,097
Total		$1.16022	$—	$—	$55,795

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2023:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9730	$77,780	$1.9272	$40,779	$1.8815	$191,684
Net realized gains	—	—	—	—	—	—
Total	$1.9730	$77,780	$1.9272	$40,779	$1.8815	$191,684
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.1600	$23,702	$1.1600	$10,653	$1.1600	$55,795
Net realized gains	—	—	—	—	—	—
Total	$1.1600	$23,702	$1.1600	$10,653	$1.1600	$55,795

Table of Content
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
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Table of Content
Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$600,542	$600,542	$199,458	$27,451
HLEND B Funding Facility(4)	1,000,000	490,509	490,509	509,491	367,551
HLEND C Funding Facility	750,000	487,500	487,500	262,500	25,193
HLEND D Funding Facility	500,000	—	—	500,000	402,197
Revolving Credit Facility(5)	1,275,000	751,169	751,169	523,831	523,831
November 2025 Notes(6)	170,000	170,000	167,054	—	—
November 2027 Notes(6)	155,000	155,000	151,634	—	—
March 2026 Notes(7)	276,000	276,000	270,419	—	—
March 2028 Notes(7)	124,000	124,000	119,941	—	—
September 2027 Notes(8)	75,000	75,000	73,555	—	—
September 2028 Notes(8)	250,000	250,000	244,492	—	—
Total	$5,375,000	$3,379,720	$3,356,815	$1,995,280	$1,346,223

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 156.0 million, and in British Pounds (GBP) of 12.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 108.0 million, and in British Pounds (GBP) of 90.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 231.1 million, in Australian Dollars (AUD) of 95.2 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 94.2 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.4) million and $(1.5) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(1.6) million and $(1.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(2.1) million and $(1.0) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(3.5) million and $(3.1) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.6) million, respectively, as of September 30, 2023 and includes the change in the notes carrying value of $(0.7) million and $(2.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.

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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and other short-term borrowings as of September 30, 2023, is as follows:

	September 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$600,542	$—	$—	$600,542	$—
HLEND B Funding Facility	490,509	—	—	490,509	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	—	—	—	—	—
Revolving Credit Facility	751,169	—	—	751,169	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	—	75,000	—
September 2028 Notes	250,000	—	—	250,000	—
Total	$3,379,720	$—	$446,000	$2,446,220	$487,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $726.0 million and $895.9 million, respectively.

Table of Content
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•Expense Support and Conditional Reimbursement Agreement.
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
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class S (2)	N/A	N/A
Class I (no upfront placement fee)	February 3, 2022	13.87%
Class I (with upfront placement fee)	February 3, 2022	11.59%
Class D (no upfront placement fee)	February 3, 2022	13.66%
Class D (with upfront placement fee)	February 3, 2022	11.38%
Class F (no upfront placement fee)	February 3, 2022	13.45%
Class F (with upfront placement fee)	February 3, 2022	11.18%
(1)Performance is through September 30, 2023 and assumes that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 3.5% for Class S and 2.0% for Class D, Class F and Class I) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.
(2)Class S has not commenced operations as of September 30, 2023.
Recent Developments
Subscriptions
The Company received $250.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F, and Class S shares for subscriptions effective October 1, 2023.

The Company received $214.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective November 1, 2023.

Table of Content
Distributions Declarations

On October 27, 2023, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1547 per Class D share, $0.1493 per Class F share, and $0.1419 per Class S share, all of which are payable on November 30, 2023 to shareholders of record as of October 31, 2023. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on November 30, 2023 to shareholders of record as of October 31, 2023.

Financing Transactions

On October 5, 2023 (the “Closing Date”), the Company completed a $429.1 million term debt securitization (the “2023 Debt Securitization”), consisting of three tranches of secured notes (the “2023 CLO Secured Notes”) and subordinated notes (the “2023 CLO Subordinated Notes”). The 2023 CLO Secured Notes together with the 2023 CLO Subordinated Notes are collectively referred to as the “2023 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2023 CLO Notes offered in the 2023 Debt Securitization were issued by HLEND CLO 2023-1, LLC (the “2023 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and are backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2023 CLO Notes are scheduled to mature on October 22, 2035; however, the 2023 CLO Notes may be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the 2023 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2025.

The following table presents information on the 2023 CLO Secured Notes and 2023 CLO Unsecured Notes issued in the 2023 Debt Securitization:

Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$246,500	SF + 2.60%	AAA
Class B Notes	Senior Secured Floating Rate	42,500	SF + 3.35%	AA
Class C Notes	Secured Deferrable Floating Rate	34,000	SF + 4.15%	A
Total Secured Notes		$323,000
Subordinated Notes(1)		106,100	None	Not rated
Total Notes		$429,100

(1)The Company retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization which are eliminated in consolidation..

On the Closing Date and in connection with the 2023 Debt Securitization, the 2023 Issuer and the Company entered into a note purchase agreement (the “Purchase Agreement”) with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the 2023 CLO Secured Notes issued pursuant to an indenture as part of the 2023 Debt Securitization. HLEND CLO 2023-1 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization.

On October 30, 2023, the Company entered into Amendment No. 1 to the Revolving Credit Facility. The amendment provides for, among other things, (i) an extension, with respect to the Extending Lenders only, of the Commitment Termination Date from June 23, 2026 to October 30, 2027, (ii) an extension, with respect to the Extending Lenders only, of the maturity date from June 23, 2027 to October 30, 2028 and (iii) an amendment to the accordion provision to permit increases up to a total facility amount of $1,912.5 million.

Joint Venture

On November 8, 2023, ULTRA III commenced investment activities and the Company funded a capital contribution of $82.9 million.

Table of Content
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

Table of Content
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
As of September 30, 2023, 98.8% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$231,325	$(96,517)	$134,808
Up 200 basis points	154,217	(64,344)	89,873
Up 100 basis points	77,108	(32,172)	44,936
Down 100 basis points	(77,108)	32,172	(44,936)
Down 200 basis points	(154,217)	64,344	(89,873)
Down 300 basis points	(231,325)	96,517	(134,808)
We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain

Table of Content
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2022 as well as the risk factors set forth in “Risk Factors” of the Pre-Effective Amendment No. 7 to our registration statement on Form N-2 filed on June 30, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors set forth in “Risk Factors” of the Pre-Effective Amendment No. 7 to our registration statement on Form N-2 filed on June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases
We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2023 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 2, 2023	March 2, 2023	$24.40	1,058,869	0.73%
May 2, 2023	May 30, 2023	$24.72	3,992,380	2.64%
August 4, 2023	August 31, 2023	$25.11	1,387,108	0.87%

Item 3. Defaults Upon Senior Securities.

None.

Table of Content
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Sixth Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023).

10.1
Commitment Increase Agreement, dated as of July 12, 2023, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as an increasing lender, Bank of America, N.A., as an increasing lender, and BNP Paribas, as an increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 17, 2023).

10.2
First Amendment to Credit Agreement, dated August 1, 2023, by and among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings D, L.P., as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 3, 2023).

10.3
Sub-Administration Agreement by and among HPS Corporate Lending Fund, HPS Investment Partners, LLC and Harmonic Fund Services (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 31, 2023).

10.4
First Supplement to Master Note Purchase Agreement, dated September 14, 2023, by and among HPS Corporate Lending Fund and the Additional Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 18, 2023).

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

HPS Corporate Lending Fund

November 14, 2023	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2023	/s/ Robert Busch
Robert Busch
Chief Financial Officer