Form 10-K
period 2023-12-31
HPS Corporate Lending Fund
filed 2024-03-21
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Class I Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01
Class F Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 19, 2024 was 62,285,008, 31,762,741, 137,941,990 and 3,749,986 of Class I, Class D, Class F and Class S common shares, respectively. Common shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and the broader Middle East conflict;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our current and expected financing arrangements and investments;
•the adequacy of our cash resources, financing sources and working capital;
•changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s intentions regarding interest rates in the upcoming year;
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
•The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•The Company is Subject to Risks Relating to Distributions.
•The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.
•We Face Risks Associated With the Deployment of Our Capital.
•The Capital Markets May Experience Periods of Disruption and Instability. Such Market Conditions May Materially Affect Debt and Equity Capital Markets, Which May Have Negative Impact on Our Business and Operations.
•We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

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

PART I

Item 1. Business.

Our Company

HPS Corporate Lending Fund was formed on December 23, 2020, as a Delaware statutory trust. We seek to invest primarily in newly originated senior secured debt and other securities, including syndicated loans, of private U.S. companies within the upper middle market. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). Prior to June 30, 2023, the Company was externally managed by HPS. We have elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior secured term loans in high quality, established upper middle market companies, and in select situations, companies in special situations. The loans within the portfolio are typically floating rate instruments that often pay current income on a quarterly basis. We expect returns to be generated from ongoing interest income as well as from original issue discount, closing payments, commitment fees, prepayments and related fees. We use the term “upper middle market companies” to generally mean companies with EBITDA (as defined below) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” In addition to corporate level obligations, our investments in these companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans. We may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. We may also participate in programmatic investments in partnership with one or more unaffiliated banks or other financial institutions, where our partner assumes senior exposure to each investment, and we participate in the junior exposure.

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

Although not expected to be a primary component of our investment strategy, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. We may, to a limited extent, invest in junior debt (whether secured or unsecured), including mezzanine loans, as part of our investment strategy and upon approval of each such investment by our portfolio management team. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments. While we expect our assets to be primarily directly originated, we may also invest in structured products or broadly syndicated transactions where HPS and/or its affiliates seek an anchor-like or otherwise influential role in certain traded instruments as part of our liquid portfolio.

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

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds and accounts sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds and accounts sponsored or managed by the Adviser or HPS. See “Regulation as a BDC—Affiliated Transactions” and “Allocation of Investment Opportunities—Co-Investment Relief.”

We have and may in the future enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities are subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We have and may also seek to borrow capital in local currency as a means of hedging non-U.S. dollar denominated investments.

To seek to enhance our returns, we have and intend to continue to employ leverage as market conditions permit and at the discretion of the Adviser, but we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We have and intend to continue to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

We are currently offering on a continuous basis up to $8.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). We expect to offer to sell any combination of four classes of Common Shares, Class I shares, Class D shares, Class F shares and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares and $25.11 for Class S shares. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Offering. We may also engage in private offerings of its Common Shares.

As of February 3, 2022, we satisfied our minimum offering requirement and commenced operations after our Board of Trustees (the “Board” and each member of the Board, a “Trustee”) authorized the release of proceeds from escrow (the “Escrow Break Date”). As of such date, we issued and sold 20,437,880 shares (consisting of 1,268,000 Class D shares, 7,074,280 Class I shares and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to us as payment for such shares. There were no Class S shares issued on such date.

Our Investment Adviser and Administrator

Our investment activities are managed by the Adviser, an investment adviser registered with the SEC under the Advisers Act and a wholly-owned subsidiary of HPS that has access to the same resources and investment personnel for the management of the Company that HPS utilizes for the management of other funds and accounts. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

The Administrator provides or oversees the performance of administrative and compliance services. We reimburse the Administrator for its costs, expenses and our allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”).

HPS is a leading global credit-focused alternative investment firm with $109 billion of total assets under management as of December 31, 2023. HPS invests primarily in non-investment grade credit and manages various strategies across the capital structure that include privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit, including syndicated leveraged loans, collateralized loan obligations (“CLOs”) and high yield bonds; asset-based finance; and real estate. Established in 2007, HPS has 203 investment professionals and over 650 total employees and is headquartered in New York with fourteen additional offices globally as of December 31, 2023. HPS was established as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of J.P. Morgan Asset Management (“JPMAM”). In March 2016, the principals of HPS acquired HPS from JPMAM, which retained HCM’s hedge fund strategies. In June 2018, affiliates of Dyal Capital Partners, a division of Blue Owl Capital Inc., made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS.

Market Opportunity

Private credit as an asset class has grown considerably since the global financial crisis of 2008, and it is estimated that the total market size of private credit has grown fivefold to reach $1.4 trillion in 20221. We expect this growth to continue and, along with the factors outlined below, to provide a robust backdrop to what HPS believes will be a significant number of attractive investment opportunities aligned to our investment strategy.

•Senior Secured Loans Offer Attractive Investment Characteristics. We believe that senior secured loans benefit from their relative priority position, typically sitting as the most senior obligation in an issuer’s capital structure, often with a direct security interest in the issuer’s (or its subsidiaries’) assets. Senior secured loans generally consist of floating rate cash interest coupons that we believe can be an attractive return attribute in a rising interest rate environment. In addition to a current income component, senior secured loans typically include original issue discount, closing payments, commitment fees, SOFR (or similar rate) floors, call protection, and/or prepayment penalties and related fees that are additive components of total return. The relative seniority and security of a senior secured loan, coupled with the privately negotiated nature of direct lending, help mitigate downside risk. These attributes have contributed to senior secured loans’ comparatively strong record of recovery after a default, as such loans have historically realized a higher recovery rate than unsecured parts of an issuer’s capital structure.2

•Regulatory Actions Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and has become a viable alternative solution for middle to upper middle market borrowers seeking financing capital. Global regulatory actions that followed the 2008 financial crisis have significantly increased the cost of capital requirements for commercial banks, limiting the willingness of commercial banks to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle and upper middle market sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which HPS believes is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 20223. Access to the syndicated leveraged loan market has also become challenging for both first time issuers and smaller scale issuers, who previously had access to the capital markets. Issuers of tranche sizes representing less than $500 million account for approximately 9% of the new issue market as of December 31, 2023 as compared to over 49% in 20004. We believe that these regulatory actions have caused a shift in the role that commercial banks play in the direct lending market for middle to upper middle market borrowers, creating a void in the financing marketplace. This void has been filled by direct lending platforms which seek to provide borrowers an alternative “originate and retain” solution. In response, corporate borrower behavior has increasingly shifted to a more conscious assessment of the benefits that direct lending platforms of strategic financing partners can offer.

•Volatility in Credit Markets has made Availability of Capital Less Predictable. HPS believes that the value of direct lending platforms for borrowers hinges on providing certainty of capital at a fair economic price. Volatility in the credit markets, coupled with changes to the regulatory framework over the past several years, has resulted in an imbalance between the availability of new loans to middle market borrowers and the demand from borrowers requiring capital for acquisitions, capital expenditures,
1 Source: Preqin, Private Debt global AUM tracked as of December 31, 2022.
2 Source: J.P. Morgan US High Yield and Leveraged Loan Strategy as of December 2023.
3 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-Bank.
4 Source: S&P LCD Middle Market Deal Size Category Factsheet 4Q 2023.

recapitalizations, refinancings and restructurings. HPS believes that the scarcity of the supply of traditional loan capital relative to the demand has created an environment where direct lenders can often negotiate loans with attractive returns and creditor protections.

•Increasingly Larger Borrowers Are Finding Value in Private Solutions. HPS believes the opportunity set has subtly shifted toward larger borrowers in recent times. The private credit focus on the middle market was traditionally driven by borrowers’ inefficient access to capital, and the fact that such borrowers were too small to have a syndicated loan or high yield bond. At the upper end of the middle market, companies have traditionally had the option to pursue a broadly syndicated loan, but recent volatility has increased the value they appear to be placing on the confidentiality, efficiency and execution certainty that is available in the private credit market. HPS believes that as borrowers and debt advisors become more aware of the depth in the private debt space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives for larger companies. HPS believes the benefits of this growing opportunity set at the upper end of the market will accrue to the largest direct lending players, like HPS, as scale is a prerequisite for providing certainty.

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

HPS is a leading provider of credit solutions to middle and upper middle market companies. Since its inception in 2007, HPS has committed approximately $125 billion in privately originated transactions across more than 735 investments5. We benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

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

•Diversified Sourcing Network. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive relationship network across a breadth of private and public companies, management teams, banks, debt advisors, other financial intermediaries and financial sponsors. As a result, HPS has historically sourced a majority of its private credit investments from channels other than financial sponsors6. HPS believes that its ability to source from non-sponsor channels significantly reduces the level of competitive intensity and allows it to focus on structuring improved economics, stricter financial covenants and stronger loan documentation. In addition, the direct dialogue with management teams can result in a better understanding of the underlying borrowers and better positioning to actively manage investments throughout their life. HPS is also actively engaged with financial sponsors, and its exposure to sponsor transactions tends to increase in times of public market dislocation (when certainty of capital and speed of execution with a single counterparty is often sought after and highly valued). HPS believes that the ability to flex in and out of both sponsor and non-sponsor markets allows the Company to remain nimble and optimize its opportunity set across different market dynamics. While HPS seeks to source investments from non-sponsor channels for the Company, as of December 31, 2023, the Company has sourced only a minority of its overall private credit investments from non-sponsor channels. The Company may not, in the future, obtain its desired allocation to investments from the non-sponsor channel, which could adversely impact returns.

•Breadth of HPS’s Credit Investment Platform. HPS is a global alternative investment firm with strategies that seek to capitalize on non-investment grade credit opportunities across the capital structure. As a multi-strategy credit platform, seeking opportunities
5 Data as of September 30, 2023. Based on the total face value committed to private credit investments that are part of the Strategic Investment Partners strategy, the Specialty Direct Lending strategy, the Core Senior Lending strategy, and any additional private credit investments made by HLEND, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are part of the Special Situations or Asset Value strategies.
6 As of December 31, 2023. Based on all investments made since inception by funds and accounts across HPS’s Direct Lending Platform, including Specialty Direct Lending, Core Senior Lending and HLEND strategies.

across both private and liquid credit, HPS employs an open-architecture framework under which investment teams can apply shared knowledge and insights when evaluating new investment opportunities. HPS’s team of 203 investment professionals managed approximately $109 billion as of December 31, 2023. HPS believes that its multi-strategy approach provides a differentiated vantage point to evaluate relative value and better positions the firm to provide borrowers with a comprehensive and diverse set of potential financing solutions, which may enable the Company to see more investment opportunities. In addition, HPS believes that its global footprint enables the Company to view and potentially benefit from relative value opportunities across geographies.

•Willingness to Navigate Complexity to Evaluate a Mispriced Opportunity. HPS believes that its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to its competitors. In these situations, risk is often mispriced by the market, which HPS believes may offer a disproportionate return opportunity as there may be fewer willing lenders with the requisite expertise to underwrite these investment opportunities and borrowers tend to be more willing to pay for secured financing. HPS seeks to use its understanding of market structures to pursue these investment opportunities, identifying structures or deal dynamics that dissuade competing capital that view the opportunities as more “complex.” HPS believes that addressing complexity through creative pricing and structure can generate potential investment opportunities that can offer attractive, uncorrelated returns taking into account the additional work that is required. Leveraging HPS’s multi-strategy approach to credit may provide the Company with distinctive vantage points in determining the relative value of, as well as insight into appropriately pricing, the investment opportunity in light of the risk. HPS believes that the capability to navigate complexity to identify a potentially mispriced investment opportunity is important in environments where volatility and uncertainty around economic growth is common.

•Focus on the Upper Middle Market. The HPS Direct Lending platform generally targets the upper-end of the middle market. As HPS believes that the market is in its later stages of the existing credit cycle, the Adviser intends to position the portfolio by focusing on larger, more resilient companies that generally generate $75 million to $1 billion of EBITDA annually or $250 million to $5 billion in revenue annually. In comparison, the S&P LCD definition of middle market is defined as companies with $50 million of EBITDA or less. HPS believes the upper end of the middle market has a favorable supply/demand dynamic, with substantial demand resulting from regulatory driven structural shifts in the financial landscape and limited supply as most other direct lending providers focus on small to middle market borrowers. HPS also believes that this segment of the market can offer greater downside protection, as larger businesses typically possess the benefits of scale and a greater critical mass through diversification of customers and supplier base. As a result of these dynamics, HPS believes that it can generally negotiate commensurate or better terms with respect to borrowers in that segment and that those borrowers can provide the Company with increased downside protection, resulting in attractive risk-adjusted returns compared to the smaller-end and core-middle market.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on stable, established upper middle market companies, HPS employs a highly selective and rigorous ‘‘private equity-like’’ diligence and investment evaluation process focused on identification of potential risks, when evaluating its directly originated investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 29 years as of December 31, 2023, of workout experience, who work on an integrated basis to actively manage each investment throughout its life.

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

Investment Selection and Process for Private Investment Portfolio

We believe that much of the value HPS creates for our private investment portfolio comes on the front end through the diversity of HPS’s sourcing capabilities. To source transactions, HPS leverages the breadth of its global credit platform and its shared knowledge and insights gleaned across both private and public credit, to cast a wide net to drive transaction flow. HPS seeks to generate investment opportunities across its various sourcing channels, including financial intermediaries such as investment banks and debt advisory firms, direct relationships with companies and management teams, private equity sponsors and formal partnerships and strategic arrangements with select financial institutions. We believe that this multi-pronged approach to sourcing provides a significant pipeline of investment opportunities for us that could contribute to our portfolio with attractive investment economics and risk/reward profile.

The Adviser and HPS evaluate and manage directly originated investments by adhering to the core principles of rigorous fundamental analysis, thorough due diligence, active portfolio monitoring and risk management.

Rigorous Investment Screening and Selection Process

HPS expects us to benefit from its global sourcing platforms and seeks to build a strong pipeline of investment opportunities. From this pipeline, certain investments proceed to an initial screening discussion that focuses on establishing the framework for the viability of the investment opportunity and the reasons to make the investment (e.g., leading market share, sustainable franchise and brand value, and value-add products or services). When evaluating a loan, our investment team (the “Investment Team”) expects to focus on a combination of business stability, asset values and contractual loan protections. We focus on lending to borrowers that the Investment Team believes demonstrate or are expected to develop attractive characteristics which may include: (i) leading market share, (ii) sustainable competitive advantages and strong barriers to entry, (iii) substantial free cash flow conversion and EBITDA margins, (iv) liquidity to withstand market cycles, and/or (v) high-quality, proven management teams. When evaluating asset value, the Investment Team intends to focus on evaluating: (a) the liquidity and stability of the secondary market for the collateral, (b) the ability to effectively enforce security provisions and/or (c) the level of over-collateralization offered by the borrower’s underlying assets. This process seeks to prioritize the Investment Team’s time spent and resources allocated by focusing on screening for opportunities where the borrower may place greater emphasis on certain non-economic characteristics, such as certainty of scaled capital, creative financing solutions, an ability to understand complexity of capital structure or business risk and/or confidentiality of operating and financial performance. HPS believes that when facing these characteristics, we have a competitive edge over certain syndicated financing solutions or other competitive direct lending platforms (both of which typically have a lower cost of capital). This rigorous selection process helps the Investment Team focus on situations where the Adviser believes we have a competitive edge to capitalize on an investment opportunity.

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

HPS generally seeks to employ a “cradle to grave” approach with respect to its investments such that the Investment Team is responsible for sourcing the investment, investment due diligence, and monitoring the investment until the investment is exited. HPS believes that this is a distinctive approach that can lead to (i) greater connectivity between HPS and a borrower’s management teams, (ii) enhanced access to the borrower details and (iii) increased accountability to help reduce the inherent risk of knowledge loss in circumstances where the sourcing, diligence and monitoring roles are fragmented.

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

Investments

As of December 31, 2023, the fair value of our investments was approximately $9,289.4 million in 239 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$8,919,865	$9,002,695	96.93%
Second lien debt	64,782	67,087	0.72
Unsecured debt	28,901	29,101	0.31
Structured finance investments	28,427	29,868	0.32
Investments in joint ventures	125,513	124,003	1.33
Equity investments	36,313	36,656	0.39
Total	$9,203,801	$9,289,410	100.00%

The industry composition of our investments at fair value is as follows:

December 31, 2023
Software and Computer Services	15.86%
Industrial Support Services	11.45
Health Care Providers	10.36
Medical Equipment and Services	8.64
Consumer Services	6.76
Media	6.52
Non-life Insurance	5.72
Aerospace and Defense	5.12
General Industrials	4.36
Travel and Leisure	3.57
Pharmaceuticals and Biotechnology	2.89
Industrial Engineering	2.74
Investment Banking and Brokerage Services	1.73
Food Producers	1.64
Investments in Joint Ventures	1.33
Personal Care, Drug and Grocery Stores	1.29
Retailers	1.22
Automobiles and Parts	1.22
Electricity	0.90
Personal Goods	0.82
Telecommunications Service Providers	0.76
Technology Hardware and Equipment	0.76
Finance and Credit Services	0.64
Construction and Materials	0.62
Oil, Gas and Coal	0.48
Gas, Water and Multi-utilities	0.47
Real Estate Investment and Services	0.43
Industrial Transportation	0.36
Structured Finance	0.32
Asset Based Lending and Fund Finance	0.23
Alternative Energy	0.18
Chemicals	0.16
Telecommunications Equipment	0.16
Industrial Metals and Mining	0.13
Household Goods and Home Construction	0.07
Life Insurance	0.06
Leisure Goods	0.02
Electronic and Electrical Equipment	0.01
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2023
Australia	2.87%
Canada	0.84
France	0.41
Germany	0.77
Italy	1.48
Norway	0.27
Singapore	0.35
Spain	0.36
Taiwan	0.43
United Kingdom	4.78
United States	87.44
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2023, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2023, we had outstanding commitments to fund delayed draw term loans, revolvers and preferred equity totaling $760.7 million.

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

Allocation of Investment Opportunities

General

Our Adviser and/or HPS provide investment management services to business development companies, investment funds, client accounts and proprietary accounts that HPS and/or the Adviser may establish.

The Adviser shares any investment and sale opportunities with its other clients, HPS’s clients and us in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth herein, certain other clients of the Adviser or certain client of HPS may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established Board Criteria (“Board Criteria”) clearly defining co-investment opportunities in which we will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or HPS that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the HPS funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given our target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for us, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that we intend to purchase.

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

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce our risk of being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by the Declaration of Trust of the Company (as amended or restated from time to time, the “Declaration of Trust”) or otherwise to effect a liquidity event at any time.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

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

We have entered into credit facilities, unsecured notes, debt securitization issuances, and other financing arrangements to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

We have created, and may in the future also create, leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Risk Factors—The Company is Subject to Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the Offering of Common Shares, proceeds from net borrowings on our credit facilities, short-term borrowings, unsecured debt issuances, debt securitization issuances, income earned and repayments on principal on our debt investments.

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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the Escrow Break Date. In addition, the Adviser waived its management fee from the Escrow Break Date through December 31, 2022.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

We pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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

The Adviser waived the incentive fee based on income from the Escrow Break Date through December 31, 2022.

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

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of one year from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser, the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser and/or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser and/or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or the Administrator, an affiliate of HPS or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) our Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of our net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and/or shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

Our obligation to make a Reimbursement Payment shall automatically become our liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Class I Shares

No upfront selling commissions are paid for sales of any Class I shares; however, if you purchase Class I shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to a 2.0% cap on NAV for Class I shares. Class I shares are subject to a minimum initial investment of $1,000,000, which is waived or reduced by the Managing Dealer to $10,000 or less for certain investors. All subsequent purchases of Class I shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

No shareholder servicing and/or distribution fees are paid for sales of any Class I shares.

Class I shares are generally available for purchase in the Offering only (1) through fee-based programs, also known as wrap accounts, sponsored by participating brokers or other intermediaries that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) through transaction/brokerage platforms at participating brokers, (5) by our executive officers and Trustees and their immediate family members, as well as officers and employees of the Adviser or other affiliates and their immediate family members, and, if approved by our Board, joint venture partners, consultants and other service providers, or (6) by other categories of investors that we name in an amendment or supplement to the Offering prospectus. In certain cases, where a holder of Class D, Class F or Class S shares exits a relationship with a participating broker for the Offering and does not enter into a new relationship with a participating broker for the Offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares. We may also offer Class I shares to certain feeder vehicles primarily created to hold our Class I shares, which in turn offer interests in themselves to investors; we expect to conduct such offerings pursuant to exceptions to registration under the Securities Act and not as a part of the Offering. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests. We may also offer Class I shares to other investment vehicles.

Without limiting the foregoing, the Managing Dealer waives or reduces to $10,000 or less Class I investment minimums for purchases: (1) through fee-based programs, also known as wrap accounts, sponsored by participating brokers or other intermediaries that provide access to Class I shares, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (3) through transaction/brokerage platforms at participating brokers, (4) by our executive officers and Trustees and their immediate family members, as well as officers and employees of the Adviser or other affiliates and their immediate family members, and, if approved by our Board, joint venture partners, consultants and other service providers, and (5) by other categories of investors that we name in an amendment or supplement to the Offering prospectus. The foregoing categories of investors who are granted waivers or reductions by the Managing Dealer from the Class I investment minimums include investors described in the foregoing sentence who make purchases for eligible retirement plans and IRAs. Waivers and reductions are subject to the terms and conditions of agreements that the Managing Dealer enters into with participating intermediaries, as applicable.

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

Class F shares are generally available for purchase in the Offering only by the participating broker with whom the Company was launched on an exclusive basis in 2022 (the “Founding Distributor”). In this context, Class F Shares can be purchased (1) through fee-based programs, also known as wrap accounts, sponsored by the Founding Distributor, (2) in instances where the Founding Distributor has alternative fee arrangements with its clients to provide access to Class F shares, (3) through transaction/brokerage platforms at the Founding Distributor, or (4) by other categories of investors that we name in an amendment or supplement to the Offering prospectus.

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

The per share amount of distributions on Class I, Class D, Class F and Class S shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class I shares, Class D shares and Class F shares, distributions on Class F shares will be lower than Class I shares and Class D shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class I shares, Class D shares and Class F shares), we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class F shares (compared to Class I shares and Class D shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

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

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I, Class D, Class F, and Class S on an annualized basis as a percentage of our NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class D shares	0.25%
Class F shares	0.50%
Class S shares	0.85%

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

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class D shares, Class F shares and Class S shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class D, Class F or Class S shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

Valuation Procedures

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we use these quotations to determine the value of our investments. We utilize mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable event since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Valuation Committee, along with analyses to support its valuation methodology and calculations.

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

Our most recently determined NAV per share for each class of shares will be available on our website: www.hlend.com. We report our NAV per share as of the last day of each month on our website within 20 business days of the last day of each month.

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, HPS Advisors, LLC 40 West 57th Street, 33rd Floor New York, NY 10019.

Reporting Obligations and Available Information

Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Material U.S. Federal Income Tax Consideration

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our Common Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors, including a partner in a partnership that will hold Common Shares, should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

We have elected to be treated, and intend to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income (determined without regard to the deduction for dividends paid) and its net tax-exempt income (if any) for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

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

While the Fund generally intends to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this annual report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

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

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Credit Facilities, have issued the 2023 CLO Secured Notes, and have issued or assumed other senior securities, including the Unsecured Notes (in each case, as defined below), and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2023, we had approximately $2,837.4 million of outstanding borrowings under the Credit Facilities, $1,050.0 million in aggregate principal amount outstanding of Unsecured Notes and $323.0 million in aggregate principal amount outstanding of the 2023 CLO Secured Notes. The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2023 was 8.12% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Credit Facilities, the Unsecured Notes and debt securitization issuances impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Credit Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 8.12% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2023, together with (a) our total value of net assets as of December 31, 2023; (b) approximately $4,210.4 million in aggregate principal amount of indebtedness outstanding as of December 31, 2023 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(25.33)%	(15.96)%	(6.60)%	2.77%	12.14%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.
(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.12% by the approximately $4,210.4 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $4,210.4 million as of December 31, 2023 and the effective weighted average annual interest rate of 8.12% as of that date (excluding deferred financing costs, deferred issuance costs and unused fees), our investment portfolio would have been required to experience an annual return of at least 3.52% to cover annual interest payments on the outstanding debt.

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

The Company is Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.

The Company has applied and may continue to apply to one or more credit rating agencies to rate the Company and/or its assets in order to provide the Company access to different sources of indebtedness or capital as well as to help meet the Company’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze the Company’s counterparties, the Adviser, Administrator, the investments and expected investments of the Company, the legal structure of the Company, the historical and current shareholders and Company performance data. There can be no assurance that the Company will apply for any additional rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Company. In addition, when making investment decisions for the Company (including establishing the Company’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency or credit rating agencies’ rating or ratings of the Company and tailor the Company’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Company, including its assets and its ability to acquire indebtedness.

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

The Company is Subject to Risks Relating to Insurance.

HPS and/or the Adviser have purchased and are maintaining an omnibus insurance policy which include coverage in respect of the Company and one or more other clients of the Advisers and its affiliates, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and such indemnified persons for events unrelated to the Company). The pro rata portion of the premiums for such shared insurance policies generally will be borne by the Company, and such shared insurance policies are expected to have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.

While HPS and the Adviser expect to allocate insurance expenses in a manner they determine to be fair and equitable, taking into account any factors they deem relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require HPS and the Adviser to take into consideration facts and circumstances that are subjective in nature. It is unlikely that HPS or the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company.

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser's part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Company is Subject to Risks Relating to Certain Proceedings and Investigations.

The Adviser and its affiliates and/or the Company may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect the value of the Company, including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser, its affiliates and/or the Company. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Company.

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

The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

The Company is reliant on the performance of third-party service providers, including the Adviser, the Administrator, auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and the Company’s other publicly available reports. The Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each shareholder’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Adviser and/or Administrator to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Adviser and/or Administrator will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Adviser and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

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

The Company is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of HPS or its affiliates in a manner that conflicts with the interests of the Company. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to HPS or its affiliates for any profits or income earned or derived from their activities or businesses or inform HPS or its affiliates of any business opportunity that may be appropriate for the Company.

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser or HPS (collectively “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

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

The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.

HPS conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course. As a result, from time to time, HPS (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which HPS reviews or participates in, oftentimes unrelated to its affiliate’s management of the Company. In such circumstances, the Company may be prohibited, by law, contract or by virtue of HPS’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

The Company is Subject to Risks Relating to Technology Systems.

The Company depends on the Adviser and HPS to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser and HPS may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

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

While the Adviser and HPS have implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

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

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds and accounts managed by HPS or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in HPS-originated loans and financings except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for the Company to invest with Other HPS Investors.

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

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS. Because investments are allocated across multiple Other HPS Investors (as defined above), the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies an investment and the Company is unable to rely on the co-investment relief for that particular opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The Company is Subject to Risks Relating to Distributions.

The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will make distributions, and if it does it may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and although the Company generally expects to fund distributions from cash flow from operations, it has not established limits on the amounts it may pay from such sources. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

The Capital Markets May Experience Periods of Disruption and Instability. Such Market Conditions May Materially and Adversely Affect Debt and Equity Capital Markets, Which May Have a Negative Impact on Our Business and Operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Middle East Conflict, health epidemics and pandemics, elevated interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of an elevated interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our shareholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, changes or volatility in the public capital markets can adversely affect the Company’s investment valuations.

Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations

We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. In the current economic environment, we may take on fixed rate liabilities, such as the Unsecured Notes, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future distributions to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

If the banking institutions used by the Company fail or are impacted by such volatility, such events could have a material adverse effect on the Company and its Shareholders (including loss of capital held at such banking institutions and/or an inability to meet its obligations to other counterparties). A large percentage of the Company’s assets may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which the Company maintains deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by the Company. Generally, the Company would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore the Company may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

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

Similarly, the banking institutions that the portfolio companies in which the Company may invest have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, the Company and its Shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to the Company’s investments. Generally, neither the Adviser nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which the Company invests. Instead, the Adviser and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

B.     Risks Relating to the Company’s Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

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

The Company’s Portfolio Companies May be Highly Leveraged.

Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

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

The Company is Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for the Company. When credit markets stabilize, in particular, in the Company’s target upper middle market sectors, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.

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

The Company Operates in a Competitive Debt Environment.

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

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

The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which the Company invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Company earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. There is no assurance that the Company will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Company. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the Company may continue in operation for longer than expected or the Company may make distributions in kind.

The Company is Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser, its affiliates and/or certain of their respective employees to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company or the Adviser, the Adviser’s affiliates and/or certain of their respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.

The Company is Subject to Risks Relating to Minority Investments and Joint Ventures.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company has and intends to continue to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

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

In certain cases, conflicts of interest may arise between the Company and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Company will cause the joint venture to be managed in a manner that is favorable to the Company. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more Other HPS Investors will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

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

The Company is Subject to Risks Relating to Publicly-Traded Securities.

Although not the investment focus of the Company, the Company may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include personnel of the Adviser or its affiliates, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because HPS or its affiliates may have material, non-public information regarding the issuers of those securities or as a result of other policies of HPS or its affiliates. Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.

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

The Company is Subject to Risks Associated with Investments that May Become Distressed.

The Company has made, and may continue to make, investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Company or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under applicable law, the Company may not be able to participate in future financings for restructured investments. Under such circumstances, the returns generated from the Company’s investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser and/or its affiliates. To the extent that the Adviser and/or its affiliates becomes involved in such proceedings, the Company may have participated more actively in the affairs of the company than that assumed generally by a passive investor. In addition, involvement by the Adviser and/or its affiliates in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

The Company is Subject to Risks Associated with Management of Distressed Investments.

HPS or its affiliates, principals or employees (the “Affiliated Group”) is actively engaged in advisory and management services for multiple collective investment vehicles and managed accounts (each, an “Affiliated Group Account” and together, the “Affiliated Group Accounts”). Certain investments of the Company may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Adviser or its affiliates may supplement the investment team generally responsible for the management of the Company’s portfolio with other investment professionals of the Adviser or its affiliates that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliated Group Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliated Group Accounts. However, the investment or trading strategy for the Company may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliated Group Accounts and, accordingly, such investments may produce different investment results for the Company and the Affiliated Group Accounts. The Adviser will seek to manage the Company, and HPS and the Adviser will seek to manage the Affiliated Group Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliated Group including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliated Group Accounts that may compete or conflict with the advice given to the Company, including with respect to the timing or nature of actions relating to certain investments.

The Company is Subject to Risks Associated with Acquisitions of Portfolios of Loans.

The Company has invested in and may continue to invest in portfolios of loans. The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Company receives in certain circumstances.

The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

The Company has incurred and is expected to continue to, from time to time, incur contingent liabilities in connection with an investment. For example, the Company makes investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated into separate investments, with certain investors (which may or may not include the Company) participating in the initial drawdowns and other investors (which may or may not include the Company) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations. In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because HPS or any of its affiliates forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating investors. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Associated with Subordinated Debt Tranches.

The Company has made, and may continue to make, investments in securities, including senior or subordinated and equity tranches, issued by the CLOs, including CLOs for which the Company acts as the collateral manager. To the extent permitted by applicable law, the Company may also invest in securities issued by CLOs for which HPS or its subsidiary acts as the collateral manager. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Company seeks to sell its interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Company will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

The Company is Subject to Risks Associated with Forming CLOs.

To finance investments, we have in the past and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

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

The Company is Subject to Risks Associated with Covenant-Lite Loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments has been, and may continue to be, composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

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

The Company is Subject to Risks Associated with Investing in Structured Credit Instruments.

The Company has invested, and may continue to invest, in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

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

The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Company, the Adviser or their respective affiliates to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

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

The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

We have invested and expect to continue to invest in original issue discount or PIK instruments. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

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

We Are Subject to Risks Related to Corporate Social Responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser, its affiliates or their respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company.

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

The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in the Offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

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

Legislative or Regulatory Tax Changes Could Adversely Affect Investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would, if enacted, further modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us and/or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy and policies implemented by the Adviser and HPS, the providers of our technology services. The Adviser manages the Company’s day-to-day operations and has implemented, together with HPS, a firm-wide cybersecurity program that applies to the Company and its operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by HPS, and (ii) any actions of the Adviser shall be deemed to refer to actions of HPS and/or the Adviser, as the context may require.

The Adviser’s cybersecurity program prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact the Company. The Adviser’s cybersecurity program is aligned to the Center for Internet Security critical controls framework. The Adviser’s cybersecurity risk management processes applicable to the Company include technical security controls, policy enforcement mechanisms, monitoring systems, and other tools. Third-party providers are leveraged to assist in assessing, identifying and managing risks from cybersecurity threats applicable to the Company. The assessment of cybersecurity risks, including those which may be applicable to the Company, is integrated into the Adviser’s overall risk management program. The Adviser has implemented and continues to implement risk-based controls designed to prevent, detect, and respond to information security threats and the Company relies on such controls.

The Adviser’s cybersecurity program includes physical, administrative, and technical safeguards, as well as plans and procedures designed to help the Company prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact the Company. The Adviser’s cybersecurity risk management processes seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat, and mitigate such threats. The Company relies on the Adviser to engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity program and risk management processes and responding to incidents.

The Adviser’s ’s cybersecurity risk management and awareness programs, which apply to the Company, include identification and testing of vulnerabilities, phishing simulations and cybersecurity awareness training. The Adviser undertakes internal security reviews of its information systems and related controls, including those applicable to the Company. The Adviser also completes external reviews of the cybersecurity program and practices applicable to the Company, which may include assessments of relevant data protection practices and targeted attack simulations.

The Adviser has developed an incident response plan that provides guidelines for responding to cybersecurity incidents. The incident response plan includes notification to the applicable members of cybersecurity leadership, including the Adviser’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to other relevant individuals. Incidents may also be reported to the audit committee or full board of directors of the Adviser, as well as to the Audit Committee, if appropriate.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with the Adviser’s CISO, as well as other risk management, legal, information technology, and/or compliance personnel of the Adviser.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results and financial conditions. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.

Management's Role in Cybersecurity Risk Oversight

The Adviser’s CISO and dedicated internal cybersecurity team are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes). The Company’s Chief Compliance Officer (“CCO”) is responsible for monitoring and reporting to the board about the Adviser’s compliance with its responsibilities for the Adviser’s and the Company’s cybersecurity program. The Adviser’s CISO has 10 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Adviser’s CISO works closely with Company management to administrator, assess, discuss, and prioritize the Company’s cybersecurity efforts. The Company’s CCO has been responsible for this monitoring and reporting as CCO to the Company for 3 years and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

Board Oversight of Cybersecurity Risks

The Audit Committee provides strategic oversight of risk assessment and risk management matters, including risks associated with cybersecurity threats. Certain members of the Company update the Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by the Company’s CCO and the Adviser’s CISO. Such reporting includes updates on the cybersecurity program applicable to the Company, the external threat environment, and the Adviser’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on the Company’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of four classes of shares of our Common Shares, Class I shares, Class D shares, Class F shares and Class S shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 19, 2024 there were 233 holders of record of our Class S common shares, 35 holders of record of our Class D common shares, 312 holders of record of our Class I common shares and 2 holders of record of our Class F common shares.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the four classes of shares since our commencement of operations through December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
February 28, 2022	$25.10	$25.10	$25.10	$—
March 31, 2022	$25.09	$25.09	$25.09	$—
April 30, 2022	$24.94	$24.94	$24.94	$—
May 31, 2022	$24.61	$24.61	$24.61	$—
June 30, 2022	$24.32	$24.32	$24.32	$—
July 31, 2022	$24.48	$24.48	$24.48	$—
August 31, 2022	$24.51	$24.51	$24.51	$—
September 30, 2022	$24.21	$24.21	$24.21	$—
October 31, 2022	$24.02	$24.02	$24.02	$—
November 30, 2022	$24.00	$24.00	$24.00	$—
December 31, 2022	$23.88	$23.88	$23.88	$—
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
April 30, 2023	$24.42	$24.42	$24.42	$—
May 31, 2023	$24.45	$24.45	$24.45	$—
June 30, 2023	$24.72	$24.72	$24.72	$—
July 31, 2023	$24.87	$24.87	$24.87	$—
August 31, 2023	$24.88	$24.88	$24.88	$—
September 30, 2023	$25.11	$25.11	$25.11	$—
October 31, 2023	$25.05	$25.05	$25.05	$25.05
November 30, 2023	$25.15	$25.15	$25.15	$25.15
December 31, 2023	$25.06	$25.06	$25.06	$25.06
(1) Class S commenced operations on October 1, 2023.

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

The per share amount of distributions on Class I, Class D, Class F and Class S shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class I shares, Class D shares and Class F shares, distributions on Class F shares will be lower than Class I shares and Class D shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class I shares, Class D shares and Class F shares), we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class F shares (compared to Class I shares and Class D shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
October 27, 2023	November 30, 2023	0.1600	0.0550	—	0.2150	10,450
November 27, 2023	December 29, 2023	0.1600	0.0550	—	0.2150	11,042
December 29, 2023	January 31, 2024	0.1600	0.0550	0.1500	0.3650	19,305
Total		$1.9200	$0.5480	$0.3000	$2.7680	$118,577

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
October 27, 2023	November 30, 2023	0.1547	0.0550	—	0.2097	5,701
November 27, 2023	December 29, 2023	0.1549	0.0550	—	0.2099	5,923
December 29, 2023	January 31, 2024	0.1547	0.0550	0.1500	0.3597	10,390
Total		$1.8585	$0.5480	$0.3000	$2.7065	$62,793

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
October 27, 2023	November 30, 2023	0.1493	0.0550	—	0.2043	23,928
November 27, 2023	December 29, 2023	0.1497	0.0550	—	0.2047	25,038
December 29, 2023	January 31, 2024	0.1493	0.0550	0.1500	0.3543	44,922
Total		$1.7968	$0.5480	$0.3000	$2.6448	$285,572

		Class S(2)
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
October 27, 2023	November 30, 2023	$0.1419	$0.0550	$—	$0.1969	$20
November 27, 2023	December 29, 2023	0.1425	0.0550	—	0.1975	62
December 29, 2023	January 31, 2024	0.1418	0.0550	0.1500	0.3468	298
Total		$0.4262	$0.1650	$0.1500	$0.7412	$380
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Class S Shares commenced operations on October 1, 2023.

The following tables summarize our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$958
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	1,572
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	2,524
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	2,942
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	3,291
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	3,467
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	4,265
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	4,683
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	4,803
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	3,281
November 30, 2022	December 30, 2022	0.14640	—	—	0.14640	4,880
December 29, 2022	January 31, 2023	0.14640	—	—	0.14640	5,139
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	4,563
Total		$1.59942	$—	$0.23000	$1.82942	$46,368

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$172
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	688
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	1,107
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	1,282
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	1,493
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	1,608
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	1,957
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	2,346
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	2,364
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	1,615
November 30, 2022	December 30, 2022	0.14180	—	—	0.14180	2,422
December 29, 2022	January 31, 2023	0.14130	—	—	0.14130	2,478
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	2,280
Total		$1.58972	$—	$0.23000	$1.81972	$21,812

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$1,638
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	3,072
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	4,768
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	6,535
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	8,147
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	9,135
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	10,403
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	12,097
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	12,616
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	8,628
November 30, 2022	December 30, 2022	0.13720	—	—	0.13720	12,449
December 29, 2022	January 31, 2023	0.13620	—	—	0.13620	12,596
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	12,022
Total		$1.58002	$—	$0.23000	$1.81002	$114,106
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I, Class D, Class F and Class S on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class D shares	0.25%
Class F shares	0.50%
Class S shares	0.85%

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

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class D shares, Class F shares and Class S shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class D, Class F or Class S shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

During the years ended December 31, 2023 and 2022, approximately 8,971,221 and 499,017 shares were repurchased, respectively.

The following tables further summarize the share repurchases completed during the year ended December 31, 2023 and 2022 (dollar amounts in thousands):

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
December 31, 2023	$615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
December 31, 2023	195,000	2,231.6	—	N/A
Revolving Credit Facility
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
December 31, 2023	250,000	2,231.6	—	N/A
2023 CLO Secured Notes
December 31, 2023	323,000	2,231.6	—	N/A
Short-Term Borrowings
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established upper middle market companies and, in select situations, companies in special situations. We use the term upper middle market companies to generally mean companies with “EBITDA” of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We also include a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. We invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds and accounts sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds and accounts sponsored or managed by the Adviser or HPS.

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

To finance investments, we have in the past and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization.
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
Revenues
We generate revenues in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly or quarterly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31,
	2023	2022
Total investments, beginning of period	$5,860,186	$—
New investments purchased	4,001,591	6,109,226
Payment-in-kind interest and dividends capitalized	32,220	9,168
Net accretion of discount on investments	39,470	11,163
Net realized gain (loss) on investments	(17,633)	(2,467)
Investments sold or repaid	(712,033)	(266,904)
Total investments, end of period	$9,203,801	$5,860,186
The following table presents certain selected information regarding our investment portfolio:

	December 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.2%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	12.1%	11.1%
Weighted average yield on total portfolio, at amortized cost(2)	12.0%	10.9%
Weighted average yield on total portfolio, at fair value(2)	11.9%	11.1%
Number of portfolio companies	239	195
Weighted average EBITDA(3)	$193	$178
Weighted average loan-to-value (“LTV”) (4)	39%	41%
Percentage of debt and income producing investments bearing a floating rate, at fair value	98.6%	99.1%
Percentage of debt and income producing investments bearing a fixed rate, at fair value	1.4%	0.9%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing (i) debt and (ii) other income producing securities, divided by (b) total accruing (i) debt and (ii) other income producing securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on all investments of the Company, divided by total investments of the Company (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Calculated with respect to all level 3 investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgement made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans, NAV-based loans or reorganized equity. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$8,919,865	$9,002,695	96.93%	$5,755,124	$5,614,718	98.22%
Second lien debt	64,782	67,087	0.72	47,764	45,248	0.79
Unsecured debt	28,901	29,101	0.31	26,302	25,512	0.45
Structured finance investments	28,427	29,868	0.32	28,929	28,737	0.50
Investments in joint ventures	125,513	124,003	1.33	—	—	—
Equity investments	36,313	36,656	0.39	2,067	2,306	0.04
Total	$9,203,801	$9,289,410	100.00%	$5,860,186	$5,716,521	100.00%

As of December 31, 2023 and 2022, there were three and zero investments on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$9,098,383	99.67%	$5,714,215	100.00%
Non-accrual(1)	30,368	0.33	—	—
Total	$9,128,751	100.00%	$5,714,215	100.00%
(1)Investments on non-accrual represented 0.4% and 0.0% of amortized cost of total debt investments as of December 31, 2023 and 2022, respectively.

The table below describes investments by industry composition based on fair value:

	December 31, 2023	December 31, 2022
Software and Computer Services	15.86%	20.26%
Industrial Support Services	11.45	9.93
Health Care Providers	10.36	11.56
Medical Equipment and Services	8.64	3.69
Consumer Services	6.76	8.02
Media	6.52	8.83
Non-life Insurance	5.72	5.56
Aerospace and Defense	5.12	2.97
General Industrials	4.36	4.64
Travel and Leisure	3.57	2.79
Pharmaceuticals and Biotechnology	2.89	3.44
Industrial Engineering	2.74	3.26
Investment Banking and Brokerage Services	1.73	0.13
Food Producers	1.64	1.52
Investments in Joint Ventures	1.33	—
Personal Care, Drug and Grocery Stores	1.29	2.05
Retailers	1.22	0.36
Automobiles and Parts	1.22	2.07
Electricity	0.90	0.15
Personal Goods	0.82	1.23
Telecommunications Service Providers	0.76	1.25
Technology Hardware and Equipment	0.76	1.63
Finance and Credit Services	0.64	0.85
Construction and Materials	0.62	0.03
Oil, Gas and Coal	0.48	—
Gas, Water and Multi-utilities	0.47	0.76
Real Estate Investment and Services	0.43	0.78
Industrial Transportation	0.36	0.88
Structured Finance	0.32	0.50
Asset Based Lending and Fund Finance	0.23	—
Alternative Energy	0.18	—
Chemicals	0.16	0.12
Telecommunications Equipment	0.16	0.11
Industrial Metals and Mining	0.13	0.05
Household Goods and Home Construction	0.07	0.31
Life Insurance	0.06	0.10
Leisure Goods	0.02	0.15
Electronic and Electrical Equipment	0.01	0.02
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	December 31, 2023	December 31, 2022
Australia	2.87%	4.71%
Canada	0.84	0.65
France	0.41	0.44
Germany	0.77	—
Italy	1.48	2.23
Norway	0.27	—
Singapore	0.35	—
Spain	0.36	0.52
Taiwan	0.43	0.74
United Kingdom	4.78	4.23
United States	87.44	86.48
Total	100.00%	100.00%

ULTRA III, LLC

On June 1, 2023, we entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”).

As of December 31, 2023, we and COM have committed to contribute up to $200.0 million and $28.6 million, respectively, of capital to ULTRA III. As of December 31, 2023, we had contributed $129.7 million and COM had contributed $18.5 million of capital and $70.3 million and $10.1 million of capital remained uncalled from us and COM, respectively. We and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). We and COM have equal voting rights with respect to the joint venture. We do not consolidate the ULTRA III joint venture.

As of December 31, 2023, ULTRA III had total investments at fair value of $361.7 million. The following table is a summary of ULTRA III’s portfolio as of December 31, 2023.

December 31, 2023
Total senior secured debt investments at fair value	$361,715
Number of portfolio companies	2
Weighted average yield on debt investments, at amortized cost(1)	12.0%
Weighted average yield on debt investments, at fair value(1)	12.0%
Percentage of debt investments bearing a floating rate, at fair value	100%
Percentage of debt investments bearing a fixed rate, at fair value	—%
Percentage of assets on non-accrual(2)	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of December 31, 2023.

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
Results of Operations
The following table represents our operating results:

	Year Ended December 31,
	2023	2022
Total investment income	$893,380	$278,518
Net expenses	416,671	67,466
Net investment income before excise tax	476,709	211,052
Excise tax expense	1,531	824
Net investment income after excise tax	475,178	210,228
Net realized gain (loss)	(34,710)	6,110
Net change in unrealized appreciation (depreciation)	214,133	(157,391)
Net increase (decrease) in net assets resulting from operations	$654,601	$58,947
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows:

	Year Ended December 31,
	2023	2022
Interest income	$854,132	$267,488
Payment-in-kind interest income	35,821	9,584
Dividend income	489	—
Other income	2,938	1,446
Total investment income	$893,380	$278,518
Total investment income increased to $893.4 million for the year ended December 31, 2023 from $278.5 million for the same period in the prior year primarily driven by our deployment of capital, increased benchmark interest rates and the increased balance of our investments. The size of our investment portfolio at fair value was $9,289.4 million and our weighted average yield on debt and income producing securities at fair value was 12.1%.

Expenses
Expenses were as follows:

	Year Ended December 31,
	2023	2022
Interest expense	$257,847	$53,964
Management fees	52,852	26,485
Income based incentive fee	70,466	23,211
Capital gains incentive fee	3,518	—
Distribution and/or shareholder servicing fees
Class D	1,403	631
Class F	13,137	6,642
Class S	23	—
Professional fees	4,945	2,312
Board of Trustees’ fees	600	502
Administrative service expenses	2,459	1,768
Other general & administrative	7,685	3,718
Amortization of continuous offering costs	1,736	2,059
Excise tax expense	1,531	824
Total expenses (including excise tax expense)	418,202	122,116
Expense support	—	(4,270)
Recoupment of expense support	—	4,270
Reimbursable expenses previously borne by Adviser	—	1,196
Distribution and/or shareholder servicing fees waived	—	(5,326)
Management fees waived	—	(26,485)
Incentive fees waived	—	(23,211)
Net expenses (including excise tax expense)	$418,202	$68,290
Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $257.8 million for the year ended December 31, 2023 from $54.0 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $3,131.0 million for the year ended December 31, 2023 from $912.4 million for the same period in the prior year.
Management Fees

Management fees increased to $52.9 million for the year ended December 31, 2023 from $26.5 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $26.5 million for the year ended December 31, 2022. There was no waiver for the year ended December 31, 2023.
Income Based Incentive Fee
Income based incentive fees increased to $70.5 million for the year ended December 31, 2023 from $23.2 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $23.2 million for the year ended December 31, 2022. There was no waiver for the year ended December 31, 2023.

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

Capital gains based incentive fees increased to $3.5 million for the year ended December 31, 2023 from $0.0 million for the same period in the prior year primarily due to net unrealized gains on investments. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses increased to $32.0 million for the year ended December 31, 2023 from $17.6 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2023, the Administrator charged $2.5 million, an increase from $1.8 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $14.6 million for the year ended December 31, 2023 from $7.3 million for the same period in the prior year primarily due to an increase in shares outstanding. Additionally, the Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the date on which the Company broke escrow for the Offering.

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

For the years ended December 31, 2023 and 2022, we incurred U.S. federal excise tax of $1.5 million and $0.8 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Year Ended December 31,
	2023	2022
Non-controlled/non-affiliated investments	$(16,769)	$(2,467)
Non-controlled/affiliated investments	(864)	—
Foreign currency forward contracts	(7,613)	4,010
Foreign currency transactions	(9,464)	4,567
Net realized gain (loss)	$(34,710)	$6,110
For the year ended December 31, 2023, we generated realized gains (losses) of $(34.7) million driven primarily by realized losses on broadly syndicated loans and bonds of $(17.8) million as well as losses on foreign currency forward contracts and foreign currency transactions, primarily as a result of fluctuations in the GBP, EUR and AUD exchange rates. For the year ended December 31, 2022, we generated realized gains (losses) of $6.1 million, which was primarily comprised of net realized gains on foreign currency transactions and currency forwards, partially offset by realized losses on broadly syndicated loans and bonds.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2023	2022
Non-controlled/non-affiliated investments	$230,599	$(143,665)
Non-controlled/affiliated investments	185	—
Controlled/affiliated investments	(1,510)	—
Foreign currency forward contracts	(6,968)	(2,136)
Translation of assets and liabilities in foreign currencies	(8,173)	(11,590)
Net change in unrealized appreciation (depreciation)	$214,133	$(157,391)

For the year ended December 31, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the year ended December 31, 2023, we generated foreign currency unrealized gains of $32.4 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the GBP and EUR exchange rates. For the year ended December 31, 2022, the fair value of our debt investments decreased due to spread widening in both the public and private credit markets.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities, short-term borrowings, unsecured debt issuances, debt securitization issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of December 31, 2023 and 2022, we had four and two asset-based leverage facilities, one corporate-level revolving credit facility, six and two unsecured note issuances and one and zero debt securitization issuances, respectively. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023 and 2022, we had an aggregate amount of $4,210.4 million and $2,344.6 million, respectively, of debt outstanding and our asset coverage ratio was 223.2% and 247.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of December 31, 2023, taken together with our $1,487.6 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2023, we had commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,137.1 million of syndicated loans and other liquid investments as of December 31, 2023, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the year ended December 31, 2023, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2023, we had $188.8 million in cash and cash equivalents. During the year ended December 31, 2023, cash used in operating activities was $2,877.0 million, primarily as a result of funding portfolio investments of $3,962.1 million and partially offset by proceeds from sale of investments and principal repayments of $672.5 million and other operating uses of $412.5 million. Cash provided by financing activities was $2,991.6 million during the period, primarily as a result of new share issuances related to $1,590.4 million of subscriptions and net borrowings of $1,856.2 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	15,800,152	$393,222
Share transfers between classes	1,288,666	31,876
Distributions reinvested	1,516,435	37,411
Share repurchases	(1,249,621)	(31,023)
Early repurchase deduction	—	38
Net increase (decrease)	17,355,632	$431,524
CLASS D
Subscriptions	11,538,818	$285,908
Share transfers between classes	(182,120)	(4,757)
Distributions reinvested	1,004,668	24,835
Share repurchases	(1,706,906)	(42,429)
Early repurchase deduction	—	20
Net increase (decrease)	10,654,460	$263,577
CLASS F
Subscriptions	35,926,975	$891,120
Share transfers between classes	(1,161,369)	(28,496)
Distributions reinvested	4,571,037	112,818
Share repurchases	(6,014,694)	(149,380)
Early repurchase deduction	—	101
Net increase (decrease)	33,321,949	$826,163
CLASS S
Subscriptions	802,164	$20,150
Share transfers between classes	54,823	1,377
Distributions reinvested	892	22
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	857,879	$21,549
Total net increase (decrease)	62,189,920	$1,542,813

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
October 27, 2023	November 30, 2023	0.1600	0.0550	—	0.2150	10,450
November 27, 2023	December 29, 2023	0.1600	0.0550	—	0.2150	11,042
December 29, 2023	January 31, 2024	0.1600	0.0550	0.1500	0.3650	19,305
Total		$1.9200	$0.5480	$0.3000	$2.7680	$118,577

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
October 27, 2023	November 30, 2023	0.1547	0.0550	—	0.2097	5,701
November 27, 2023	December 29, 2023	0.1549	0.0550	—	0.2099	5,923
December 29, 2023	January 31, 2024	0.1547	0.0550	0.1500	0.3597	10,390
Total		$1.8585	$0.5480	$0.3000	$2.7065	$62,793

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
October 27, 2023	November 30, 2023	0.1493	0.0550	—	0.2043	23,928
November 27, 2023	December 29, 2023	0.1497	0.0550	—	0.2047	25,038
December 29, 2023	January 31, 2024	0.1493	0.0550	0.1500	0.3543	44,922
Total		$1.7968	$0.5480	$0.3000	$2.6448	$285,572

		Class S(2)
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
October 27, 2023	November 30, 2023	$0.1419	$0.0550	$—	$0.1969	$20
November 27, 2023	December 29, 2023	0.1425	0.0550	—	0.1975	62
December 29, 2023	January 31, 2024	0.1418	0.0550	0.1500	0.3468	298
Total		$0.4262	$0.1650	$0.1500	$0.7412	$380
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)Class S Shares commenced operations on October 1, 2023.

The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$958
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	1,572
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	2,524
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	2,942
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	3,291
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	3,467
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	4,265
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	4,683
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	4,803
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	3,281
November 30, 2022	December 30, 2022	0.14640	—	—	0.14640	4,880
December 29, 2022	January 31, 2023	0.14640	—	—	0.14640	5,139
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	4,563
Total		$1.59942	$—	$0.23000	$1.82942	$46,368

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$172
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	688
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	1,107
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	1,282
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	1,493
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	1,608
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	1,957
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	2,346
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	2,364
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	1,615
November 30, 2022	December 30, 2022	0.14180	—	—	0.14180	2,422
December 29, 2022	January 31, 2023	0.14130	—	—	0.14130	2,478
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	2,280
Total		$1.58972	$—	$0.23000	$1.81972	$21,812

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$1,638
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	3,072
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	4,768
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	6,535
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	8,147
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	9,135
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	10,403
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	12,097
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	12,616
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	8,628
November 30, 2022	December 30, 2022	0.13720	—	—	0.13720	12,449
December 29, 2022	January 31, 2023	0.13620	—	—	0.13620	12,596
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	12,022
Total		$1.58002	$—	$0.23000	$1.81002	$114,106
(1)Distributions per share are net of shareholder servicing and/or distribution fees

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its Common Shares during the year ended December 31, 2023:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.7680	$118,577	$2.7065	$62,793	$2.6448	$285,572	$0.7412	$380
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.7680	$118,577	$2.7065	$62,793	$2.6448	$285,572	$0.7412	$380

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8294	$46,368	$1.8197	$21,812	$1.8100	$114,106
Net realized gains	—	—	—	—	—	—
Total	$1.8294	$46,368	$1.8197	$21,812	$1.8100	$114,106
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
The following table further summarizes the share repurchases completed during the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

The following table further summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations as of December 31, 2023 were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$800,000	$615,838	$615,838	$184,162	$38,218
HLEND B Funding Facility(4)	1,000,000	513,747	513,747	486,253	356,891
HLEND C Funding Facility	750,000	487,500	487,500	262,500	12,576
HLEND D Funding Facility	500,000	195,000	195,000	305,000	205,018
Revolving Credit Facility(5)	1,275,000	1,025,294	1,025,294	249,706	249,706
November 2025 Notes(6)	170,000	170,000	168,749	—	—
November 2027 Notes(6)	155,000	155,000	154,366	—	—
March 2026 Notes(7)	276,000	276,000	274,716	—	—
March 2028 Notes(7)	124,000	124,000	123,588	—	—
September 2027 Notes(8)	75,000	75,000	75,545	—	—
September 2028 Notes(8)	250,000	250,000	252,814	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,743	—	—
Total	$5,698,000	$4,210,379	$4,206,900	$1,487,621	$862,409

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 156.0 million, and in British Pounds (GBP) of 42.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 108.0 million, and in British Pounds (GBP) of 90.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 312.1 million, in Australian Dollars (AUD) of 95.2 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 64.2 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(1.4) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $(0.0) million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.8) million and $(0.9) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $0.6 million and $0.5 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

Our outstanding debt obligations as of December 31, 2022 were as follows:

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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of December 31, 2023, is as follows:

	December 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$615,838	$—	$—	$615,838	$—
HLEND B Funding Facility	513,747	—	—	513,747	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	195,000	—	—	195,000	—
Revolving Credit Facility	1,025,294	—	—	1,025,294	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	—	75,000	—
September 2028 Notes	250,000	—	—	250,000	—
2023 CLO Secured Notes	323,000	—	—	—	323,000
Total	$4,210,379	$—	$446,000	$2,953,879	$810,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and 2022, we had unfunded delayed draw term loans, revolvers and preferred equity investments with an aggregate principal amount of $760.7 million and $895.9 million, respectively.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•Expense Support and Conditional Reimbursement Agreement;
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I (no upfront placement fee)	February 3, 2022	17.28%
Class I (with upfront placement fee)	February 3, 2022	14.93%
Class D (no upfront placement fee)	February 3, 2022	16.99%
Class D (with upfront placement fee)	February 3, 2022	14.65%
Class F (no upfront placement fee)	February 3, 2022	16.70%
Class F (with upfront placement fee)	February 3, 2022	14.37%
Class S (no upfront placement fee)(2)	October 1, 2023	2.78%
Class S (with upfront placement fee)(2)	October 1, 2023	(0.82)%
(1)Performance is through December 31, 2023 and assumes that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Class I, Class D and Class F, and 3.5% for Class S) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.
(2)Class S commenced operations on October 1, 2023.

Recent Developments
Subscriptions

We received $282.1 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective January 1, 2024.

We received $393.2 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective February 1, 2024.

We received $307.8 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective March 1, 2024.

Share Repurchases

On February 1, 2024, we offered to purchase up to 5% of our Common Shares at a price equal to the net asset value per Share as of March 31, 2023. The offer expired on March 1, 2024. Approximately 2.35 million Common Shares, representing 1.13% of Common Shares outstanding at the beginning of the quarter, were validly tendered and not withdrawn prior to the expiration of the offer.

Distributions Declarations

On January 30, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1547 per Class D share, $0.1494 per Class F share, and $0.1420 per Class S share, all of which are payable on or about February 29, 2024 to shareholders of record as of January 31, 2024. Additionally, the Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about February 29, 2024 to shareholders of record as of January 31, 2024.

On February 29, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1550 per Class D share, $0.1500 per Class F share, and $0.1431 per Class S share, all of which are payable on or about March 29, 2024 to shareholders of record as of February 29, 2024. Additionally, the Board declared variable supplemental distributions for each class of its Common Shares in the amount of $0.0550 per share, which is payable on or about March 29, 2024 to shareholders of record as of February 29, 2024.

Financing Transactions

On January 17, 2024, we entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among us, Deutsche Bank AG New York Branch, as the increasing lender (the “Increasing Lender”), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the our Revolving Credit Facility (defined below).

The Commitment Increase Agreement provides for an increase in the Increasing Lender’s commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $1,275.0 million to $1,300.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows us, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,912.5 million.

On January 25, 2024, we entered into that certain Amendment No. 2 to the Credit Agreement (the “Amendment No. 2”) among us, as servicer, HLEND Holdings B, L.P., Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, amending HLEND B Funding Facility (defined below).

The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under HLEND B Funding Facility from $1,000.0 million to $1,250.0 million and an extension of the Availability Period (as defined therein) from July 2025 to January 2027 and the Maturity Date (as defined therein) from July 2027 to January 2029. In addition, the Amendment provides that Daily Simple CORRA will be used as the benchmark for loans denominated in Canadian Dollars, and adjusts the definition of Applicable Rate such that the Applicable Rate is calculated as the greater of (x) (i) 2.00% multiplied by the balance of all Broadly Syndicated Loans, plus 2.40% multiplied by the balance of Large Corporate Loans, plus 2.65% multiplied by the balance of all other eligible collateral assets, divided by (ii) the balance of all eligible collateral assets and (y) 2.35%.

On January 30, 2024, we and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “January 2029 Notes Indenture”). The First Supplemental Indenture relates to our issuance of $550.0 million in aggregate principal amount of our 6.750% notes due 2029 (the “January 2029 Notes”). The January 2029 Notes will mature on January 30, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2029 Notes Indenture. The January 2029 Notes bear interest at a rate of 6.750% per year payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2024. The January 2029 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the January 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

In connection with the January 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, we receive a fixed interest rate of 6.75% per annum and pay a floating interest rate of SOFR + 2.876% per annum on $550 million of the January 2029 Notes. We designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

ULTRA III Maximum Investment

On February 1, 2024 we entered into an amendment (“Amendment No. 1”) to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III from $200.0 million and $28.6 million, respectively, to $400.0 million and $57.1 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.
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
As of December 31, 2023, 98.6% of our performing debt and other income producing investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the

following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$273,971	$(121,436)	$152,535
Up 200 basis points	182,647	(80,958)	101,689
Up 100 basis points	91,324	(40,479)	50,845
Down 100 basis points	(91,324)	40,479	(50,845)
Down 200 basis points	(182,647)	80,958	(101,689)
Down 300 basis points	(273,900)	121,436	(152,464)
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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of HPS Corporate Lending Fund and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Level 3 Debt Investments Developed Using a Yield Analysis

As described in Note 5 to the consolidated financial statements, the Company had $8,028 million of level 3 investments measured at fair value as of December 31, 2023, with debt investments representing $7,992 million of this total. Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, management uses one or more valuation techniques of which sufficient and reliable data is available. For $6,443 million of those level 3 debt investments, the fair values were determined by management using a yield analysis valuation technique. The significant unobservable input used by management in the yield analysis is the discount rate based on comparable market yields.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 debt investments developed using a yield analysis is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the level 3 debt investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s yield analysis valuation technique and the discount rate based on comparable market yields; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for certain level 3 debt investments developed using a yield analysis, testing the completeness and accuracy of underlying data used by management, as well as either (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the yield analysis used by management; (iii) evaluating the reasonableness of the significant unobservable input related to the discount rate based on comparable market yields by considering the consistency with external market and industry data, or (iv) the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by developing an independent fair value estimate range using independently determined assumptions, and comparing the independent fair value estimate range to management’s estimate.

/s/PricewaterhouseCoopers LLP
New York, New York
March 21, 2024

We have served as the Company’s auditor since 2021.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $9,058,649 and $5,860,186 at December 31, 2023 and December 31, 2022, respectively)	$9,145,583	$5,716,521
Non-controlled/affiliated investments (amortized cost of $19,639 and $0 at December 31, 2023 and December 31, 2022, respectively)	19,824	—
Controlled/affiliated investments (amortized cost of $125,513 and $0 at December 31, 2023 and December 31, 2022, respectively)	124,003	—
Total investments at fair value (amortized cost of $9,203,801 and $5,860,186 at December 31, 2023 and December 31, 2022, respectively)	9,289,410	5,716,521
Cash and cash equivalents	188,775	74,241
Interest receivable from non-controlled/non-affiliated investments	91,134	51,778
Dividend receivable from non-controlled/non-affiliated investments	83	—
Deferred financing costs	30,825	20,187
Deferred offering costs	891	310
Derivative assets, at fair value (Note 6)	8,353	991
Receivable for investments	105,138	8,591
Other assets	811	410
Total assets	$9,715,420	$5,873,029
LIABILITIES
Debt (net of unamortized debt issuance costs of $11,833 and $3,572 at December 31, 2023 and December 31, 2022, respectively)	$4,206,900	$2,342,067
Payable for investments purchased	71,339	—
Interest payable	58,786	17,440
Derivative liabilities, at fair value (Note 6)	9,104	2,136
Due to affiliates	12,833	5,250
Distribution payable (Note 9)	74,907	39,090
Payable for share repurchases (Note 9)	63,474	9,814
Management fees payable (Note 3)	5,591	—
Income based incentive fees payable (Note 3)	20,347	—
Capital gains incentive fees payable (Note 3)	3,518	—
Shareholder servicing fee payable	1,524	1,032
Accrued expenses and other liabilities	1,733	928
Total liabilities	4,530,056	2,417,757
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (206,889,570 and 144,699,650 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	2,069	1,447
Additional paid in capital	5,113,205	3,574,281
Distributable earnings (loss)	70,090	(120,456)
Total net assets	5,185,364	3,455,272
Total liabilities and net assets	$9,715,420	$5,873,029

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,314,775	$838,207
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	52,457,511	35,101,879
Net asset value per share	$25.06	$23.88
Class D Shares:
Net assets	$706,613	$418,798
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	28,192,719	17,538,259
Net asset value per share	$25.06	$23.88
Class F Shares:
Net assets	$3,142,475	$2,198,267
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	125,381,461	92,059,512
Net asset value per share	$25.06	$23.88
Class S Shares:
Net assets	$21,501	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	857,879	—
Net asset value per share	$25.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$854,132	$267,488	$—
Payment-in-kind interest income	35,821	9,584	—
Dividend income	489	—	—
Other income	2,938	1,446	—
Total investment income	893,380	278,518	—
Expenses:
Interest expense	257,847	53,964	—
Management fees	52,852	26,485	—
Income based incentive fee	70,466	23,211	—
Capital gains incentive fee	3,518	—	—
Distribution and/or shareholder servicing fees
Class D	1,403	631	—
Class F	13,137	6,642	—
Class S	23	—	—
Organizational costs	—	—	342
Professional fees	4,945	2,312	372
Board of Trustees’ fees	600	502	223
Administrative service expenses (Note 3)	2,459	1,768	—
Other general & administrative	7,685	3,718	259
Amortization of continuous offering costs	1,736	2,059	—
Total expenses	416,671	121,292	1,196
Expense support (Note 3)	—	(4,270)	—
Recoupment of expense support (Note 3)	—	4,270	—
Reimbursable expenses previously borne by Adviser (Note 3)	—	1,196	(1,196)
Distribution and/or shareholder servicing fees waived (Note 3)	—	(5,326)	—
Management fees waived (Note 3)	—	(26,485)	—
Incentive fees waived (Note 3)	—	(23,211)	—
Net expenses	416,671	67,466	—
Net investment income before excise tax	476,709	211,052	—
Excise tax expense	1,531	824	—
Net investment income after excise tax	475,178	210,228	—
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(16,769)	(2,467)	—
Non-controlled/affiliated investments	(864)	—	—
Foreign currency forward contracts	(7,613)	4,010	—
Foreign currency transactions	(9,464)	4,567	—
Net realized gain (loss)	(34,710)	6,110	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	230,599	(143,665)	—
Non-controlled/affiliated investments	185	—	—
Controlled/affiliated investments	(1,510)	—	—
Foreign currency forward contracts	(6,968)	(2,136)	—
Translation of assets and liabilities in foreign currencies	(8,173)	(11,590)	—
Net change in unrealized appreciation (depreciation)	214,133	(157,391)	—
Net realized and change in unrealized gain (loss)	179,423	(151,281)	—
Net increase (decrease) in net assets resulting from operations	$654,601	$58,947	$—

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$475,178	$210,228	$—
Net realized gain (loss)	(34,710)	6,110	—
Net change in unrealized appreciation (depreciation)	214,133	(157,391)	—
Net increase (decrease) in net assets resulting from operations	654,601	58,947	—
Distributions to common shareholders:
Class I	(118,577)	(46,368)	—
Class D	(62,793)	(21,812)	—
Class F	(285,572)	(114,106)	—
Class S	(380)	—	—
Net decrease in net assets resulting from distributions	(467,322)	(182,286)	—
Share transactions:
Class I:
Proceeds from shares sold	393,222	849,178	3
Share transfers between classes	31,876	4,956	—
Distributions reinvested	37,411	15,279	—
Repurchased shares, net of early repurchase deduction	(30,985)	57	—
Net increase (decrease) from share transactions	431,524	869,470	3
Class D:
Proceeds from shares sold	285,908	427,775	—
Share transfers between classes	(4,757)	—	—
Distributions reinvested	24,835	6,105	—
Repurchased shares, net of early repurchase deduction	(42,409)	28	—
Net increase (decrease) from share transactions	263,577	433,908	—
Class F:
Proceeds from shares sold	891,120	2,254,046	—
Share transfers between classes	(28,496)	(4,956)	—
Distributions reinvested	112,818	37,939	—
Repurchased shares, net of early repurchase deduction	(149,279)	(11,799)	—
Net increase (decrease) from share transactions	826,163	2,275,230	—
Class S:
Proceeds from shares sold	20,150	—	—
Share transfers between classes	1,377	—	—
Distributions reinvested	22	—	—
Repurchased shares, net of early repurchase deduction	—	—	—
Net increase (decrease) from share transactions	21,549	—	—
Total increase (decrease) in net assets	1,730,092	3,455,269	3
Net assets, beginning of period	3,455,272	3	—
Net assets, end of period	$5,185,364	$3,455,272	$3

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$654,601	$58,947	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(229,274)	143,665	—
Net realized (gain) loss on investments	17,633	2,467	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	6,968	2,136	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9,541	11,456	—
Net accretion of discount and amortization of premium, net	(39,470)	(11,163)	—
Amortization of deferred financing costs	6,232	2,365	—
Amortization of debt issuance costs	2,128	131	—
Amortization of offering costs	1,736	2,059	—
Payment-in-kind interest capitalized	(31,306)	(9,168)	—
Payment-in-kind dividends capitalized	(381)	—	—
Non-cash other income capitalized	(533)	—	—
Purchases of investments	(3,962,089)	(6,059,286)	—
Proceeds from sale of investments and principal repayments	672,531	216,964	—
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(39,356)	(51,778)	—
Dividend receivable from non-controlled/non-affiliated investments	(83)	—	—
Receivable for investments sold	(96,547)	(8,591)	—
Other assets	(401)	(410)	—
Payable for investments purchased	71,339	—	—
Interest payable	41,346	17,440	—
Due to affiliates	7,583	5,250	—
Management fees payable	5,591	—	—
Income based incentive fees payable	20,347	—	—
Capital gains incentive fees payable	3,518	—	—
Shareholder servicing fee payable	492	1,032	—
Accrued expenses and other liabilities	805	928	—
Net cash provided by (used in) operating activities	(2,877,049)	(5,675,556)	—
Cash flows from financing activities:
Borrowings on debt	6,305,857	5,104,772	—
Repayments of debt	(4,449,666)	(2,771,581)	—
Deferred financing costs paid	(16,870)	(22,551)	—
Debt issuance costs paid	(10,389)	(3,703)	—
Deferred offering costs paid	(2,317)	(2,369)	—
Proceeds from issuance of Common Shares	1,590,400	3,530,999	3
Common Shares repurchased, net of early repurchase deduction	(169,013)	(1,900)	—
Distributions paid in cash	(256,419)	(83,873)	—
Net cash provided by (used in) financing activities	2,991,583	5,749,794	3
Net increase (decrease) in cash and cash equivalents	114,534	74,238	3
Cash and cash equivalents, beginning of period	74,241	3	—
Cash and cash equivalents, end of period	$188,775	$74,241	$3
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental information and non-cash activities:
Interest paid during the period	$208,141	$36,524	$—
Taxes paid during the period	$819	$—	$—
Distribution payable	$74,907	$39,090	$—
Share repurchases accrued but not paid	$63,474	$9,814	$—
Reinvestment of distributions during the period	$175,086	$59,323	$—
Non-cash purchases of investments	$39,502	$49,940	$—
Non-cash sales of investments	$(39,502)	$(49,940)	$—
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units			.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
First Lien Debt - Non-Controlled/Non-Affiliated
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(9)							8/4/2028			$5,687			$(89)		$(228)
Arcfield Acquisition Corp (4)(9)		SF +	6.25%		11.64%		8/3/2029			48,883			48,042		46,696
Asdam Operations Pty Ltd (4)(5)(8)		B +	5.75%		10.11%		8/22/2028		A$	3,614			2,415		2,374
Asdam Operations Pty Ltd (4)(5)(6)(8)							8/22/2028		A$	5,421			(93)		(132)
Asdam Operations Pty Ltd (4)(5)(8)		B +	5.75%		10.11%		8/22/2028		A$	41,558			27,867		27,304
Cadence - Southwick, Inc. (4)(6)(10)		SF +	6.75%		12.22%		5/3/2028			11,291			2,717		2,852
Cadence - Southwick, Inc. (4)(10)		SF +	6.75%		12.24%		5/3/2029			41,529			40,408		40,998
Cadence - Southwick, Inc. (4)(10)		SF +	6.00%		11.47%		5/3/2029			3,120			3,058		3,058
Frontgrade Technologies Holdings Inc. (4)(6)(9)							1/10/2028			6,864			(152)		(94)
Frontgrade Technologies Holdings Inc. (4)(9)		SF +	6.75%		12.10%		1/9/2030			37,429			36,451		36,988
Frontgrade Technologies Holdings Inc. (4)(9)		SF +	6.75%		12.10%		1/9/2030			7,880			7,732		7,787
Sequa Corp (4)(6)(10)							11/23/2027			13,676			(542)		(135)
Sequa Corp (4)(10)		SF +	7.00%		12.37%		11/24/2028			127,027			121,623		125,770
WP CPP Holdings, LLC (4)(6)(10)							11/30/2029			26,285			(648)		(648)
WP CPP Holdings, LLC (4)(10)		SF +	7.50% (incl 4.13% PIK)		12.88%		11/30/2029			187,888			183,258		183,255
													472,047		475,845		9.18%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)		SF +	6.50%		11.95%		11/9/2026			17,091			16,765		16,765
Braya Renewable Fuels (Newfoundland) LP (4)(5)(6)(15)							11/9/2026			1,139			(22)		(22)
													16,743		16,743		0.32%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)		SF +	6.75%		12.21%		12/21/2026			21,772			21,341		21,341
													21,341		21,341		0.41%
Automobiles and Parts
Clarios Global LP (7)		SF +	3.75%		9.11%		5/6/2030			14,963			14,886		15,015
Foundation Automotive Us Corp (4)(10)		SF +	7.75%		13.41%		12/24/2027			4,300			4,249		3,865
Foundation Automotive Corp (4)(5)(10)		SF +	7.75%		13.36%		12/24/2027			13,689			13,536		12,306
Foundation Automotive Us Corp (4)(10)		SF +	7.75%		13.36%		12/24/2027			33,889			33,514		30,466
Oil Changer Holding Corporation (4)(10)		SF +	6.75%		12.27%		2/8/2027			40,597			40,326		40,234
Oil Changer Holding Corporation (4)(10)		SF +	6.75%		12.27%		2/8/2027			8,523			8,468		8,447
Tenneco Inc (8)		SF +	4.75%		10.22%		11/17/2028			2,992			2,424		2,624
													117,403		112,957		2.18%
Chemicals
Illuminate Buyer, LLC (7)		SF +	3.50%		8.97%		6/30/2027			15,111			14,972		15,157
													14,972		15,157		0.29%
Construction and Materials
Esdec Solar Group B.V. (4)(5)(6)(8)							8/30/2028			€17,183			(361)		(164)
Esdec Solar Group B.V. (4)(5)(8)		E +	6.00%		9.97%		8/30/2028			€51,420			55,215		56,271
Nexus Intermediate III, LLC (4)(6)(9)							12/6/2027			300			(3)		—
Nexus Intermediate III, LLC (4)(9)		SF +	5.50%		11.36%		12/6/2027			1,064			1,051		1,064
													55,902		57,171		1.10%
Consumer Services
AI Learning (Singapore) PTE. LTD. (4)(5)(12)		SORA +	8.25% (incl 4.00% PIK)		11.70%		5/25/2027			44,063	S$		31,713		32,862
American Academy Holdings, LLC (4)(10)		SF +	11.00% (incl 5.25% PIK)		16.47%		1/2/2025			54,019			54,019		53,914
Auctane Inc (4)(9)		SF +	5.75%		11.23%		10/5/2028			24,563			24,563		24,478
Club Car Wash Operating, LLC (4)(6)(10)		SF +	6.50%		12.00%		6/16/2027			40,289			25,670		26,066

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Club Car Wash Operating, LLC (4)(10)		SF +	6.50%		12.00%		6/16/2027		12,958		12,762		12,879
Club Car Wash Operating, LLC (4)(10)		SF +	6.50%		12.00%		6/16/2027		26,517		26,248		26,355
Ensemble RCM LLC (7)		SF +	3.75%		9.23%		8/3/2026		1,979		1,974		1,985
Express Wash Concepts (4)(10)		SF +	6.00%		11.46%		4/30/2027		47,227		46,908		46,662
Express Wash Concepts (4)(10)		SF +	6.00%		11.46%		4/30/2027		26,528		26,344		26,210
Houghton Mifflin Harcourt Company (8)		SF +	5.25%		10.71%		4/9/2029		25,250		24,650		24,831
IXM Holdings, Inc. (4)(11)		SF +	6.50%		11.86%		12/14/2029		18,566		18,289		18,289
IXM Holdings, Inc. (4)(6)(11)							12/14/2029		1,638		(25)		(24)
IXM Holdings, Inc.(4)(6)(11)		SF +	6.50%		11.86%		12/14/2029		2,184		568		568
Learning Care Group, Inc. (8)		SF +	4.75%		10.14%		8/11/2028		1,995		1,967		2,010
Mckissock Investment Holdings, LLC (9)		SF +	5.00%		10.38%		3/12/2029		46,800		45,651		46,859
Mckissock Investment Holdings, LLC (9)		SF +	5.00%		10.54%		3/12/2029		12,517		12,420		12,533
PECF USS Intermediate Holding III Corporation (8)		SF +	4.25%		9.89%		12/15/2028		14,712		14,645		11,558
Polyconcept North America Holdings, Inc. (9)		SF +	5.50%		10.85%		5/18/2029		23,009		22,638		22,846
Spotless Brands, LLC (4)(10)		SF +	6.50%		12.02%		7/25/2028		21,593		21,260		21,670
Spotless Brands, LLC (4)(10)		SF +	6.50%		12.03%		7/25/2028		16,023		15,777		16,080
Spotless Brands, LLC (4)(10)		SF +	6.50%		12.03%		7/25/2028		105,600		103,951		105,979
Spotless Brands, LLC (4)(6)(10)		SF +	6.50%		11.96%		7/25/2028		5,175		1,040		1,118
Thrasio LLC (4)(7)(16)		SF +	7.00%				12/18/2026		2,912		2,903		1,715
Trugreen Limited Partnership (9)		SF +	4.00%		9.46%		11/2/2027		8,575		8,488		8,298
WMB Holdings Inc (8)		SF +	3.25%		8.71%		11/2/2029		1,889		1,841		1,896
Zips Car Wash, LLC (4)(10)		SF +	7.25%		12.71%		3/1/2024		26,027		26,025		25,942
Zips Car Wash, LLC (4)(10)		SF +	7.25%		12.71%		3/1/2024		15,336		15,308		15,286
Zips Car Wash, LLC (4)(10)		SF +	7.25%		12.71%		3/1/2024		984		984		981
											588,581		589,846		11.38%
Electricity
Hamilton Projects Acquiror, LLC (9)		SF +	4.50%		9.97%		6/17/2027		55,588		51,772		55,914
IP Operating Portfolio I, LLC (4)(7)					7.88%		12/31/2029		27,428		26,919		27,154
											78,691		83,068		1.60%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (7)					9.75%		10/15/2025		1,000		989		1,015
											989		1,015		0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)		L +	9.25% PIK		14.69%		2/9/2027		19,395		19,164		19,032
Verscend Holding Corp. (7)		SF +	4.00%		9.47%		8/27/2025		3,939		3,928		3,957
Yes Energy LLC (4)(9)		BS +	5.00%		10.46%		4/21/2028		10,000		9,836		10,004
Yes Energy LLC (4)(9)		BS +	5.00%		10.46%		4/21/2028		26,000		25,458		26,010
											58,386		59,003		1.14%
Food Producers
Specialty Ingredients, LLC (4)(6)(9)		SF +	6.00%		11.46%		2/12/2029		11,279		5,744		5,805
Specialty Ingredients, LLC (4)(9)		SF +	6.00%		11.46%		2/12/2029		89,801		88,354		88,876
Sugar PPC Buyer LLC (4)(6)(10)							10/2/2030		16,541		(366)		(359)
Sugar PPC Buyer LLC (4)(10)		SF +	6.00%		11.34%		10/2/2030		59,546		58,254		58,254
											151,986		152,576		2.94%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)		SF +	5.75%		11.20%		8/13/2027		43,439		42,809		42,991
Eagle LNG Partners Jacksonville II LLC (4)(14)		SF +	9.88%		15.22%		6/8/2024		620		613		613
											43,422		43,604		0.84%
General Industrials
BP Purchaser, LLC (4)(9)		SF +	5.50%		11.14%		12/11/2028		27,513		27,108		26,815
Bright Light Buyer, Inc. (4)(10)		SF +	6.00%		11.37%		11/8/2029		75,000		73,171		73,170
Cube Industrials Buyer, Inc. (4)(6)(10)							10/18/2029		5,664		(82)		(82)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Cube Industrials Buyer, Inc. (4)(10)		SF +	6.00%		11.40%		10/18/2030		49,086			48,371		48,371
Formerra, LLC (4)(10)		SF +	7.25%		12.81%		11/1/2028		4,252			4,136		4,210
Formerra, LLC (4)(6)(10)							11/1/2028		12,031			(315)		(117)
Formerra, LLC (4)(10)		SF +	7.25%		12.78%		11/1/2028		105,686			102,857		104,660
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.75%		6/23/2028		11,952			11,861		11,871
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.75%		6/23/2028		49,864			49,282		49,526
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.75%		6/23/2028		4,395			4,362		4,365
Marcone Yellowstone Buyer Inc. (4)(13)		SF +	6.25%		11.75%		6/23/2028		13,228			13,127		13,138
TMC Buyer Inc (8)		SF +	6.00%		11.47%		6/30/2028		70,148			62,802		69,403
												396,680		405,330		7.82%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)							8/10/2029		C$	7,211		(101)		(55)
123Dentist Inc (4)(5)(9)		C +	5.50%		10.94%		8/10/2029		C$	50,116		38,465		37,435
Accelerated Health Systems, LLC (8)		SF +	4.25%		9.75%		2/15/2029		7,951			7,935		6,722
ATI Holdings Acquisition, Inc. (4)(5)(10)		SF +	7.25%		12.73%		2/24/2028		41,092			40,516		38,936
Baart Programs, Inc. (4)(10)		SF +	5.00%		10.61%		6/11/2027		10,123			10,055		9,809
Charlotte Buyer Inc (8)		SF +	5.25%		10.61%		2/11/2028		28,560			27,129		28,714
ERC Topco Holdings, LLC (4)(6)(9)		SF +	6.25% (incl 3.25% PIK)		11.91%		11/10/2027		1,000			420		304
ERC Topco Holdings, LLC (4)(9)		SF +	6.25% (incl 3.25% PIK)		11.86%		11/10/2028		25,291			24,931		21,444
ERC Topco Holdings, LLC (4)(9)		SF +	6.25% PIK		11.86%		11/10/2028		203			203		172
MB2 Dental Solutions, LLC (4)(10)		SF +	6.00%		11.46%		1/29/2027		9,108			8,979		9,052
MB2 Dental Solutions, LLC (4)(10)		SF +	6.00%		11.46%		1/29/2027		86,591			85,394		86,054
MB2 Dental Solutions, LLC (4)(10)		SF +	6.00%		11.46%		1/29/2027		34,429			33,987		34,216
MB2 Dental Solutions, LLC (4)(6)(10)		SF +	6.50%		11.96%		1/29/2027		12,490			8,177		8,448
MB2 Dental Solutions, LLC (4)(10)		SF +	6.00%		11.46%		1/29/2027		68,490			67,136		67,812
Medline Borrower, LP (8)		SF +	3.00%		8.47%		10/23/2028		19,648			19,482		19,769
MPH Acquisition Holdings LLC (8)		SF +	4.25%		9.90%		9/1/2028		4,586			4,491		4,434
Pareto Health Intermediate Holdings, Inc. (4)(10)		SF +	6.50%		11.97%		6/3/2030		30,166			29,336		29,744
Pareto Health Intermediate Holdings, Inc. (4)(10)		SF +	6.50%		11.97%		6/3/2030		10,055			9,779		9,915
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)							6/1/2029		4,032			(109)		(61)
Pediatric Associates Holding Company, LLC (8)		SF +	3.25%		8.72%		12/29/2028		7,717			7,690		7,486
Phoenix Newco Inc (8)		SF +	3.25%		8.72%		11/15/2028		17,567			17,469		17,692
Pinnacle Fertility, Inc. (4)(6)(9)		SF +	5.00%		10.43%		3/14/2028		12,383			9,078		9,184
Pinnacle Fertility, Inc. (4)(9)		SF +	5.00%		10.43%		3/14/2028		27,019			26,626		26,857
PPV Intermediate Holdings, LLC (4)(9)		SF +	5.75%		11.14%		8/31/2029		108,193			106,567		107,507
PPV Intermediate Holdings, LLC (4)(6)(9)							8/31/2029		8,145			(132)		(52)
PTSH Intermediate Holdings, LLC (4)(9)		SF +	5.50%		11.00%		12/17/2027		3,941			3,882		3,941
PTSH Intermediate Holdings, LLC (4)(9)		SF +	5.50%		11.00%		12/17/2027		20,679			20,392		20,679
Tenet Healthcare Corp (5)(7)					5.13%		11/1/2027		2,695			2,724		2,636
Tivity Health Inc (4)(9)		SF +	6.00%		11.35%		6/28/2029		111,153			108,949		108,628
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(9)		SF +	5.75%		11.13%		7/17/2028		50,181			32,006		31,265
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)		SF +	5.75%		11.16%		7/17/2028		26,548			26,150		25,732
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)		SF +	5.75%		11.15%		7/17/2028		43,290			42,610		41,959
WCAS XIII Primary Care Investors, L.P. (4)(10)		SF +	6.25%		11.61%		12/31/2029		135,630			133,289		134,827
												953,505		951,205		18.34%
Household Goods and Home Construction
LHS Borrower, LLC (8)		SF +	4.75%		10.21%		2/16/2029		6,948			6,896		6,301
Sunset Debt Merger Sub, Inc. (9)		SF +	4.00%		9.47%		10/6/2028		707			609		636
												7,505		6,937		0.13%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Industrial Engineering
Emerson Climate Technologies Inc (7)		SF +	3.00%		8.36%		5/31/2030		13,957		13,851		14,023
LSF12 Donnelly Bidco, LLC (4)(10)		SF +	6.50%		11.86%		10/2/2029		19,878		19,401		19,401
Radwell Parent, LLC (4)(6)(9)		SF +	6.75%		12.10%		4/3/2028		13,271		2,390		2,654
Radwell Parent, LLC (4)(9)		SF +	6.75%		12.10%		4/2/2029		153,824		149,966		156,200
Roper Industrial Products Investment Co (8)		SF +	4.00%		9.35%		11/22/2029		18,044		17,488		18,106
Standard Industries, Inc. (8)		SF +	2.25%		7.72%		9/22/2028		1,264		1,264		1,268
Time Manufacturing Holdings, LLC (4)(9)		E +	6.50%		10.46%		12/1/2027		€4,758		4,943		4,975
Time Manufacturing Holdings, LLC (4)(6)(9)		SF +	6.50%		12.04%		12/1/2027		1,000		713		678
Time Manufacturing Holdings, LLC (4)(9)		SF +	6.50%		12.04%		12/1/2027		12,081		11,902		11,481
Time Manufacturing Holdings, LLC (4)(9)		E +	6.50%		10.46%		12/1/2027		€8,380		9,333		8,762
TK Elevator U.S. Newco, Inc. (5)(8)		SF +	3.50%		9.38%		7/30/2027		12,573		12,439		12,617
Wec US Holdings Ltd (8)		SF +	3.75%		9.11%		8/1/2025		3,955		3,925		3,973
											247,615		254,138		4.90%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(5)(10)		SF +	7.50%		13.12%		9/8/2026		3,060		3,006		2,986
BLY US Holdings Inc. (4)(5)(10)		SF +	7.50%		13.12%		9/8/2026		9,130		8,881		8,909
											11,887		11,895		0.23%
Industrial Support Services
Acuris Finance US, Inc (8)		SF +	4.00%		9.50%		2/16/2028		13,500		13,408		13,515
Allied Universal Holdco LLC (8)		SF +	3.75%		9.21%		5/12/2028		3,001		2,993		2,993
Argos Health Holdings, Inc. (4)(9)		SF +	5.75%		11.15%		12/6/2027		653		644		629
Atlas Intermediate III, L.L.C. (4)(10)		SF +	8.25% (incl 4.00% PIK)		13.63%		10/31/2029		112,091		109,368		109,368
Atlas Intermediate III, L.L.C. (4)(6)(10)							10/31/2029		13,445		(327)		(327)
Becklar, LLC (4)(10)		SF +	6.85%		12.30%		12/21/2026		986		974		978
Becklar, LLC (4)(10)		SF +	6.85%		12.30%		12/21/2026		5,725		5,644		5,676
Captive Resources Midco LLC (4)(6)(9)							7/3/2028		7,558		(113)		—
Captive Resources Midco LLC (4)(9)		SF +	5.75% (incl 3.13% PIK)		11.10%		7/2/2029		93,197		91,762		94,129
CD&R Madison UK Bidco LTD (4)(5)(6)(7)		SN +	8.25%		13.47%		2/28/2030		£9,965		2,252		2,394
CD&R Madison UK Bidco LTD (4)(5)(7)		SN +	8.25% (incl 2.00% PIK)		13.48%		2/28/2030		£45,394		53,009		56,599
CD&R Madison UK Bidco LTD (4)(5)(7)		E +	7.75% (incl 2.00% PIK)		11.71%		2/28/2030		€22,377		22,902		24,093
Coretrust Purchasing Group LLC (4)(6)(9)							10/1/2029		10,736		(279)		58
Coretrust Purchasing Group LLC (4)(6)(9)							10/1/2029		11,656		(287)		—
Coretrust Purchasing Group LLC (4)(9)		SF +	6.75%		12.11%		10/1/2029		72,983		71,143		73,375
Eagle 2021 Lower Merger Sub, LLC (4)(9)		SF +	5.75%		11.15%		12/6/2027		817		806		786
Employbridge, LLC (9)		SF +	4.75%		10.41%		7/19/2028		9,807		9,765		8,099
Galaxy US Opco Inc. (5)(8)		SF +	4.75%		10.13%		4/29/2029		26,037		25,520		21,611
Guidehouse Inc. (4)(9)		SF +	5.75% (incl 2.00% PIK)		11.11%		12/16/2030		186,435		183,869		184,120
IG Investments Holdings, LLC (4)(6)(9)							9/22/2027		1,726		(18)		(12)
IG Investments Holdings, LLC (4)(9)		SF +	6.00%		11.48%		9/22/2028		22,278		22,019		22,129
IG Investments Holdings, LLC (4)(9)		SF +	6.00%		11.48%		9/22/2028		1,837		1,824		1,825
NBG Acquisition Corp. (4)(6)(9)		SF +	5.25%		10.78%		11/6/2028		2,876		1,837		1,792
NBG Acquisition Corp. (4)(9)		SF +	5.25%		10.78%		11/6/2028		21,336		21,222		20,856
Planet US Buyer LLC (4)(6)(9)							2/1/2028		8,024		(197)		(148)
Planet US Buyer LLC (4)(9)		SF +	6.75%		12.13%		2/1/2030		83,233		81,061		81,744
Royal Buyer, LLC (4)(6)(9)		SF +	5.50%		10.89%		8/31/2028		8,993		5,090		5,326
Royal Buyer, LLC (4)(6)(9)		SF +	5.50%		10.89%		8/31/2028		7,000		1,525		1,633
Royal Buyer, LLC (4)(9)		SF +	5.50%		10.89%		8/31/2028		44,550		43,839		44,996
Sedgwick Claims Management Services, Inc. (7)		SF +	3.75%		9.11%		2/24/2028		19,205		19,048		19,288

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Simplisafe Holding Corporation (4)(6)(9)		SF +	6.25%		11.61%		5/2/2028		15,086		3,775		3,912
Simplisafe Holding Corporation (4)(9)		SF +	6.25%		11.61%		5/2/2028		119,039		117,275		118,277
Spirit RR Holdings, Inc. (4)(6)(9)		SF +	5.25%		10.71%		9/13/2028		3,579		299		308
Spirit RR Holdings, Inc. (4)(9)		SF +	5.25%		10.70%		9/13/2028		43,103		42,361		42,508
Spirit RR Holdings, Inc. (4)(6)(9)							9/13/2028		5,986		(89)		(83)
TruckPro, LLC (4)(12)		SF +	7.25%		12.94%		8/16/2028		70,533		68,576		69,207
Vaco Holdings, LLC (9)		SF +	5.00%		10.43%		1/21/2029		12,495		12,452		12,362
											1,034,952		1,044,016		20.13%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)							5/31/2029		€11,245		(299)		(86)
E.S.G. Movilidad, S.L.U. (4)(5)(7)		E +	6.50%		10.53%		5/31/2029		€8,096		8,484		8,875
E.S.G. Movilidad, S.L.U. (4)(5)(7)		E +	6.50%		10.53%		5/31/2029		€22,264		23,330		24,407
											31,515		33,196		0.64%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (4)(5)(8)		SF +	5.00%		10.40%		7/27/2028		6,982		6,881		6,974
Ascensus Holdings, Inc. (8)		SF +	3.50%		8.97%		8/2/2028		7,643		7,581		7,638
Eisner Advisory Group LLC (9)		SF +	5.25%		10.72%		7/28/2028		4,451		4,433		4,466
Eisner Advisory Group LLC (9)		SF +	5.25%		10.72%		7/28/2028		2,526		2,526		2,535
More Cowbell II, LLC (4)(6)(9)							9/3/2030		5,484		(108)		(111)
More Cowbell II, LLC (4)(6)(9)		SF +	6.00%		11.39%		9/4/2029		7,590		1,258		1,245
More Cowbell II, LLC (4)(9)		SF +	6.00%		11.48%		9/3/2030		50,342		49,382		49,319
Osaic Holdings Inc (7)		SF +	4.50%		9.86%		8/17/2028		10,841		10,794		10,889
Transnetwork LLC (8)		SF +	5.50%		10.85%		12/29/2030		48,913		47,935		48,791
Travelex Issuerco 2 PLC (4)(5)(14)		SN +	8.00%		13.21%		9/22/2028		£23,256		27,392		28,599
											158,074		160,345		3.09%
Leisure Goods
Jam City, Inc. (4)(10)		SF +	7.00%		12.61%		9/7/2027		1,996		1,983		1,991
											1,983		1,991		0.04%
Life Insurance
Onedigital Borrower LLC (8)		SF +	4.25%		9.71%		11/16/2027		5,880		5,872		5,884
											5,872		5,884		0.11%
Media
2080 Media, Inc. (4)(6)(9)		SF +	6.00%		11.47%		3/14/2029		29,401		12,189		12,489
2080 Media, Inc. (4)(6)(9)							3/14/2028		13,795		(193)		(83)
2080 Media, Inc. (4)(9)		SF +	6.00%		11.47%		3/14/2029		54,491		53,644		54,192
Ancestry.com Inc. (8)		SF +	3.25%		8.71%		12/6/2027		6,262		6,190		6,143
Arc Media Holdings Limited (4)(5)(6)(10)		SF +	7.25%		12.77%		10/29/2027		2,766		2,437		2,347
Arc Media Holdings Limited (4)(5)(10)		SF +	7.25%		12.79%		10/29/2027		40,972		40,176		38,860
Associations Inc. (4)(10)		SF +	6.50% (incl 2.50% PIK)		12.18%		7/2/2027		494		491		499
Associations Inc. (4)(10)		SF +	6.50% (incl 2.50% PIK)		12.14%		7/2/2027		1,029		1,022		1,039
Associations Inc. (4)(10)		SF +	6.50% (incl 2.50% PIK)		12.12%		7/2/2027		1,029		1,022		1,039
Associations Inc. (4)(10)		SF +	6.50% (incl 2.50% PIK)		12.13%		7/2/2027		621		617		627
Associations Inc. (4)(6)(10)		SF +	6.50%		12.14%		7/2/2027		403		140		143
Associations Inc. (4)(10)		SF +	6.50% (incl 2.50% PIK)		12.18%		7/2/2027		29,562		29,372		29,858
Aventine Intermediate LLC (4)(9)		SF +	6.00%		11.47%		6/18/2027		1,073		1,061		993
Aventine Intermediate LLC (4)(9)		SF +	6.00%		11.47%		6/18/2027		18,855		18,619		17,452
Circana Group, LP. (4)(6)(9)		P +	4.75%		13.25%		12/1/2027		9,023		1,484		1,561
Circana Group, LP. (4)(9)		SF +	6.25% (incl 2.75% PIK)		11.61%		12/1/2028		142,859		140,633		141,912

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Circana Group, LP. (4)(9)		SF +	5.75%		11.21%		12/1/2028		9,198		9,126		9,096
IEHL US Holdings, Inc. (4)(12)		SF +	7.25%		12.63%		10/29/2029		6,604		6,425		6,522
International Entertainment Investments Ltd (4)(5)(12)		SN +	7.65%		12.90%		10/29/2029		£15,493		18,789		19,501
International Entertainment Investments Ltd (4)(5)(10)		E +	7.25%		11.20%		10/29/2029		€2,540		2,724		2,770
International Entertainment Investments Ltd (4)(5)(10)		E +	7.25%		11.20%		10/29/2029		€3,048		3,177		3,325
International Entertainment Investments Ltd (4)(5)(6)(12)							4/27/2029		5,080		(141)		(66)
International Entertainment Investments Ltd (4)(5)(12)		SF +	7.25%		12.63%		10/29/2029		30,478		29,657		30,100
Kobalt London Limited (4)(5)(9)		SF +	8.00%		13.55%		2/25/2027		13,125		12,949		12,873
Kobalt London Limited (4)(5)(9)		SF +	8.00%		13.53%		2/25/2027		13,125		12,952		12,874
Mav Acquisition Corporation (8)		SF +	4.75%		10.22%		7/28/2028		15,724		15,518		15,729
Oneteam Partners, LLC (4)(9)		SF +	5.50%		10.98%		9/14/2029		74,250		73,010		74,250
Renaissance Financiere (4)(5)(7)		E +	7.00%		10.94%		7/26/2028		€34,871		35,514		37,969
Renaissance Holding Corp. (8)		SF +	4.75%		10.11%		4/5/2030		7,980		7,816		8,019
Showtime Acquisition, L.L.C. (4)(6)(10)							8/7/2028		3,657		(85)		(68)
Showtime Acquisition, L.L.C. (4)(6)(10)							8/7/2028		4,711		(118)		(87)
Showtime Acquisition, L.L.C. (4)(10)		SF +	7.50%		12.98%		8/7/2028		63,672		62,071		62,493
											598,288		604,371		11.66%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)		SF +	7.50%		13.01%		2/23/2028		21,259		20,869		19,119
Bamboo US BidCo LLC (4)(6)(10)		SF +	6.00%		11.36%		9/30/2030		15,467		607		670
Bamboo US BidCo LLC (4)(6)(10)							10/1/2029		21,254		(610)		(543)
Bamboo US BidCo LLC (4)(10)		E +	6.75% (incl 3.38% PIK)		10.70%		9/30/2030		€61,588		63,223		66,272
Bamboo US BidCo LLC (4)(10)		SF +	6.75% (incl 3.38% PIK)		12.13%		9/30/2030		81,370		79,021		79,306
Coding Solutions Acquisition, Inc. (4)(6)(9)							5/11/2028		34,900		(848)		(734)
Coding Solutions Acquisition, Inc. (4)(9)		SF +	5.75%		11.11%		5/11/2028		22,857		22,514		22,452
Coding Solutions Acquisition, Inc. (4)(6)(9)		SF +	5.75%		11.11%		5/11/2028		10,875		3,645		3,614
Coding Solutions Acquisition, Inc. (4)(9)		SF +	5.75%		11.11%		5/11/2028		75,297		74,150		73,963
Coding Solutions Acquisition, Inc. (4)(9)		SF +	6.00%		11.36%		5/11/2028		9,676		9,447		9,472
Limpio Bidco GMBH (4)(5)(7)		E +	6.20%		10.15%		10/31/2030		€66,556		68,533		71,499
PerkinElmer U.S. LLC (4)(10)		SF +	6.75%		12.11%		3/13/2029		112,067		108,545		110,472
PerkinElmer U.S. LLC (4)(10)		SF +	5.75%		11.11%		3/13/2029		62,432		61,205		61,203
Plasma Buyer LLC (4)(6)(9)							5/12/2029		22,070		(358)		(846)
Plasma Buyer LLC (4)(6)(9)		SF +	5.75%		11.10%		5/12/2028		9,458		3,015		2,828
Plasma Buyer LLC (4)(9)		SF +	5.75%		11.10%		5/12/2029		84,061		82,720		80,839
Resonetics, LLC (4)(10)		SF +	6.00%		11.39%		4/28/2028		63,513		61,712		61,710
SDC US Smilepay SPV (4)(7)(16)		P +	10.75% (incl 3.75% PIK)				10/27/2025		28,737		26,203		21,039
TecoStar Holdings Inc (4)(10)		SF +	8.50% (incl 4.50% PIK)		13.91%		7/6/2029		119,875		117,155		118,687
											800,748		801,022		15.45%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(9)		SF +	6.00%		11.43%		11/1/2029		8,000		1,340		1,446
Accession Risk Management Group, Inc. (4)(9)		SF +	5.50%		11.04%		11/1/2029		39,650		39,390		39,250
Accession Risk Management Group, Inc. (4)(6)(9)							11/1/2029		467		—		(5)
Accession Risk Management Group, Inc. (4)(9)		SF +	5.50%		11.03%		11/1/2029		14,273		14,273		14,129
Acrisure LLC (7)		SF +	4.50%		9.89%		11/6/2030		4,000		3,961		4,015
Alera Group, Inc. (4)(9)		SF +	6.00%		11.46%		10/2/2028		21,555		21,397		21,411
Alera Group, Inc. (4)(9)		SF +	6.00%		11.46%		10/2/2028		12,398		12,390		12,315
Alera Group, Inc. (4)(9)		SF +	6.00%		11.46%		10/2/2028		43,725		43,696		43,433
Alera Group (4)(6)(9)							10/2/2028		5,196		(51)		(51)
Alliant Holdings Intermediate, LLC (8)		SF +	3.50%		8.86%		11/6/2030		18,839		18,715		18,946

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
AmWINS Group, Inc. (9)		SF +	2.25%		7.72%		2/19/2028			4,597		4,577		4,610
AmWINS Group, Inc. (9)		SF +	2.75%		8.22%		2/19/2028			2,977		2,971		2,990
Amynta Agency Borrower Inc. (7)		SF +	4.25%		9.61%		2/28/2028			20,116		19,600		20,166
BroadStreet Partners, Inc. (7)		SF +	3.75%		9.11%		1/27/2029			9,192		9,115		9,231
Galway Borrower LLC (4)(6)(9)							9/30/2027			2,216		(29)		(15)
Galway Borrower LLC (4)(9)		SF +	5.25%		10.70%		9/29/2028			60,965		60,526		60,560
Higginbotham Insurance Agency, Inc.(4)(6)(10)		SF +	5.50%		10.96%		11/27/2028			22,463		14,732		14,698
Higginbotham Insurance Agency, Inc. (4)(10)		SF +	5.50%		10.96%		11/27/2028			48		47		47
Higginbotham Insurance Agency, Inc. (4)(10)		SF +	5.50%		10.96%		11/27/2028			9,777		9,710		9,669
HUB International Limited (7)					7.25%		6/15/2030			10,517		10,517		11,115
HUB International Limited (9)		SF +	4.25%		9.66%		6/20/2030			13,853		13,723		13,930
Integrity Marketing Acquisition LLC (4)(6)(9)		SF +	6.00%		11.39%		8/27/2026			5,826		352		364
Integrity Marketing Acquisition LLC (4)(9)		SF +	6.02%		11.41%		8/27/2026			20,696		20,456		20,543
Integrity Marketing Acquisition LLC (4)(9)		SF +	6.02%		11.51%		8/27/2026			56,970		56,500		56,550
Integrity Marketing Acquisition LLC (4)(6)(10)							8/27/2026			472		(4)		(3)
Jones Deslauriers Insurance Management Inc. (5)(7)					8.50%		3/15/2030			14,487		14,467		15,232
Jones Deslauriers Insurance Management Inc. (5)(7)		SF +	4.25%		9.62%		3/15/2030			5,128		5,091		5,156
Patriot Growth Insurance Services, LLC (4)(9)		SF +	5.75%		11.25%		10/16/2028			18,214		17,928		18,150
Patriot Growth Insurance Services, LLC (4)(6)(9)							10/16/2028			822		(12)		(3)
Patriot Growth Insurance Services, LLC (4)(9)		SF +	5.50%		11.00%		10/16/2028			7,187		7,083		7,162
Summit Acquisition Inc. (4)(6)(9)							5/1/2029			6,685		(178)		(85)
Summit Acquisition Inc. (4)(6)(9)							5/1/2030			10,961		(310)		(126)
Summit Acquisition Inc. (4)(9)		SF +	6.75%		12.10%		5/1/2030			48,780		47,459		48,221
Trupanion, Inc. (4)(5)(9)		SF +	5.00%		10.50%		3/25/2027			26,018		25,768		25,588
Trupanion, Inc. (4)(5)(6)(9)							3/25/2027			6,576		(64)		(109)
Trupanion, Inc. (4)(5)(9)		SF +	5.00%		10.50%		3/25/2027			20,633		20,421		20,292
USI Inc/NY (7)		SF +	3.25%		8.60%		9/27/2030			5,985		5,970		6,002
												521,527		524,824		10.12%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)							12/7/2029			6,923		(155)		(154)
Camin Cargo Control Holdings, Inc. (4)(6)(10)							12/7/2029			6,923		(154)		(154)
Camin Cargo Control Holdings, Inc. (4)(10)		SF +	6.00%		11.36%		12/7/2029			46,154		45,127		45,126
												44,818		44,818		0.86%
Personal Care, Drug and Grocery Stores
Parfums Holding Co Inc (12)		SF +	6.00%		11.61%		6/30/2026			19,625		18,097		19,296
Puma Buyer LLC (4)(8)		SF +	5.50%		10.95%		7/16/2029			61,380		57,816		61,380
Vermont Aus Pty Ltd (4)(5)(9)		SF +	5.65%		11.00%		3/23/2028			15,866		15,572		15,714
Vermont Aus Pty Ltd (4)(5)(9)		B +	5.75%		10.16%		3/23/2028		A$	35,124		25,729		23,708
												117,214		120,098		2.32%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)							5/23/2028			€3,978		(106)		(242)
Daphne S.P.A. (4)(5)(7)		E +	6.25%		10.21%		5/23/2028			€45,354		47,660		47,313
Spanx, LLC (4)(6)(9)							11/18/2027			5,000		(67)		—
Spanx, LLC (4)(9)		SF +	5.25%		10.71%		11/20/2028			29,400		28,970		29,400
												76,457		76,471		1.47%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(6)(9)							8/24/2029			6,340		(94)		63
Advarra Holdings, Inc. (4)(9)		SF +	5.25%		10.61%		8/24/2029			69,459		68,452		70,153
CPI Buyer, LLC (4)(9)		SF +	5.50%		11.15%		11/1/2028			1,344		1,332		1,339
CPI Buyer, LLC (4)(6)(9)							10/30/2026			2,115		(26)		(5)
CPI Buyer, LLC (4)(9)		SF +	5.50%		11.15%		11/1/2028			24,957		24,670		24,869
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)							10/27/2028			€8,400		(178)		(60)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Dolcetto HoldCo S.P.A. (4)(5)(7)		E +	6.50%		10.43%		10/27/2028			€82,300		80,361		90,259
Gusto Aus Bidco Pty Ltd (4)(5)(6)(9)		B +	6.50%		10.97%		10/30/2028		A$	11,982		1,897		1,994
Gusto Aus Bidco Pty Ltd (4)(5)(9)		B +	6.50%		10.92%		10/30/2028		A$	118,623		74,237		79,960
												250,651		268,572		5.18%
Real Estate Investment and Services
OEG Borrower LLC (4)(8)		SF +	5.00%		10.48%		6/18/2029			39,500		38,219		39,500
												38,219		39,500		0.76%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)		E +	6.50%		10.50%		12/5/2029			€21,626		22,654		23,165
BradyIFS Holdings, LLC (4)(6)(10)							10/31/2029			1,150		(11)		(11)
BradyIFS Holdings, LLC (4)(6)(10)		SF +	6.00%		11.32%		10/31/2029			1,495		352		352
BradyIFS Holdings, LLC (4)(10)		SF +	6.00%		11.38%		10/31/2029			13,572		13,436		13,439
Knitwell Borrower LLC (4)(10)		SF +	8.00%		13.54%		7/28/2027			52,871		51,455		51,916
Petsmart LLC (9)		SF +	3.75%		9.21%		2/11/2028			15,433		15,349		15,287
White Cap Buyer, LLC (8)		SF +	3.75%		9.11%		10/19/2027			9,321		9,284		9,352
												112,519		113,500		2.19%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)		SN +	5.25%		10.46%		6/28/2029			£47,995		55,828		61,787
Armstrong Bidco Limited (4)(5)(7)		SN +	5.25%		10.46%		6/28/2029			£91,991		109,854		118,424
Artisan Bidco, Inc. (4)(10)		SF +	7.00%		12.38%		11/7/2029			40,000		39,025		39,025
Artisan Bidco, Inc. (4)(6)(10)							11/7/2029			6,000		(146)		(146)
Artisan Bidco, Inc. (4)(10)		E +	7.00%		10.96%		11/7/2029			€18,614		19,424		20,047
Avalara, Inc. (4)(6)(9)							10/19/2028			6,324		(126)		(45)
Avalara, Inc. (4)(9)		SF +	7.25%		12.60%		10/19/2028			56,918		55,754		56,513
Barracuda Networks Inc (8)		SF +	4.50%		9.88%		8/15/2029			13,862		13,528		13,571
Bottomline Technologies, Inc. (4)(6)(9)							5/15/2028			385		(3)		—
Bottomline Technologies, Inc. (4)(9)		SF +	5.25%		10.61%		5/14/2029			4,558		4,521		4,603
Calabrio, Inc. (4)(6)(10)		SF +	7.13%		12.48%		4/16/2027			2,687		1,536		1,529
Calabrio, Inc. (4)(10)		SF +	7.13%		12.48%		4/16/2027			22,313		22,313		22,257
Central Parent Inc (7)		SF +	4.00%		9.35%		7/6/2029			15,000		14,964		15,102
Certinia Inc. (4)(6)(10)							8/3/2029			5,449		(152)		(96)
Certinia Inc. (4)(10)		SF +	7.25%		12.68%		8/3/2029			40,323		39,196		39,610
Cloud Software Group Inc. (8)		SF +	4.50%		9.95%		3/30/2029			13,693		12,756		13,409
Cloud Software Group Inc. (7)					6.50%		3/31/2029			7,740		6,679		7,381
CommerceHub, Inc. (4)(9)		SF +	6.25%		11.79%		12/29/2027			64,255		60,635		60,694
Coupa Holdings, LLC (4)(6)(9)							2/27/2030			7,123		(163)		(99)
Coupa Holdings, LLC (4)(6)(9)							2/27/2029			6,211		(133)		(89)
Coupa Holdings, LLC (4)(9)		SF +	7.50%		12.86%		2/27/2030			79,777		78,130		78,671
Denali Bidco Limited (4)(5)(6)(7)							8/29/2030			£8,078		(249)		(120)
Denali Bidco Limited (4)(5)(7)		E +	6.00%		9.84%		8/29/2030			€6,742		7,164		7,359
Denali Bidco Limited (4)(5)(7)		SN +	6.00%		11.21%		8/29/2030			£23,265		28,728		29,309
DS Admiral Bidco, LLC (4)(6)(10)		SF +	6.50%		11.85%		3/16/2026			966		187		186
DS Admiral Bidco, LLC (4)(10)		SF +	7.00%		12.35%		3/16/2028			39,345		38,336		39,093
DS Admiral Bidco, LLC (4)(10)		SF +	6.50%		11.85%		3/16/2028			8,853		8,787		8,761
Enverus Holdings Inc (4)(9)		SF +	5.50%		10.86%		12/24/2029			64,577		63,613		63,613
Enverus Holdings Inc (4)(6)(9)							12/24/2029			3,229		(48)		(48)
Enverus Holdings Inc (4)(6)(9)							12/24/2029			4,913		(73)		(73)
Finthrive Software Intermediate Holdings Inc (8)		SF +	4.00%		9.47%		12/18/2028			12,970		12,765		10,370
GoTo Group Inc (7)		SF +	4.75%		10.28%		8/31/2027			2,372		2,356		1,581
GovCIO Buyer Company (4)(10)		SF +	5.00%		10.36%		8/18/2027			9,812		9,681		9,812
Helios Software Holdings, Inc. (10)		SF +	3.75%		9.25%		3/11/2028			11,761		11,674		11,757
Huskies Parent, Inc. (4)(9)		SF +	5.50%		11.00%		11/3/2027			1,000		987		948

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Huskies Parent, Inc. (4)(9)		SF +	5.50%		11.00%		11/3/2028		25,154		24,797		23,620
LMI Inc/DE (8)		SF +	3.75%		9.21%		10/2/2028		6,262		6,234		6,032
Medallia, Inc. (4)(9)		SF +	6.50% (incl 4.00% PIK)		11.95%		10/30/2028		76,751		76,751		75,097
Mcafee Corp. (8)		SF +	3.75%		9.19%		3/1/2029		7,880		7,854		7,869
Mitchell Topo Holdings Inc (8)		SF +	3.75%		9.40%		10/15/2028		16,604		16,380		16,621
Newfold Digital Holdings Group Inc (9)		SF +	3.50%		9.42%		2/10/2028		1,793		1,784		1,762
New Era Technology, Inc. (4)(10)		SF +	6.25%		11.78%		10/31/2026		19,210		19,210		18,705
NWN Corporation (4)(6)(10)							11/29/2028		7,686		(208)		(208)
NWN Corporation (4)(10)		SF +	7.75%		13.14%		11/29/2028		52,087		50,680		50,679
Oranje Holdco, Inc. (4)(6)(10)							2/1/2029		4,657		(99)		(65)
Oranje Holdco, Inc. (4)(10)		SF +	7.50%		12.88%		2/1/2029		33,837		33,121		33,361
Peraton Inc. (9)		SF +	3.75%		9.21%		2/1/2028		15,083		14,946		15,139
Perforce Software, Inc. (4)(8)		SF +	4.50%		9.86%		7/1/2026		19,700		19,389		19,361
Ping Identity Holding Corp. (4)(6)(9)							10/17/2028		6,068		(125)		(43)
Ping Identity Holding Corp. (4)(9)		SF +	7.00%		12.36%		10/17/2029		59,003		57,735		58,658
Prism Parent Co., Inc. (4)(6)(9)							9/19/2028		10,833		(189)		108
Prism Parent Co., Inc. (4)(9)		SF +	5.75%		11.11%		9/19/2028		42,792		42,104		43,220
Project Alpha Intermediate Holding, Inc. (8)		SF +	4.75%		10.11%		10/28/2030		15,061		14,767		15,172
Project Ruby Ultimate Parent Corp (9)		SF +	3.25%		8.72%		3/10/2028		12,258		12,133		12,271
Quail Buyer, Inc. (4)(9)		SF +	5.25%		10.72%		10/1/2027		7,311		7,216		7,311
Riley Mergeco LLC (4)(6)(10)							9/23/2027		304		(5)		(8)
Riley Mergeco LLC (4)(10)		SF +	5.50%		10.97%		9/23/2027		1,816		1,789		1,769
Smarsh Inc. (4)(6)(9)		SF +	5.75%		11.10%		2/16/2029		4,286		2,078		2,118
Smarsh Inc. (4)(6)(9)							2/16/2029		1,071		(16)		(6)
Smarsh Inc. (4)(9)		SF +	5.75%		11.10%		2/16/2029		17,143		16,885		17,045
Trimech Acquisition Corp. (4)(6)(14)		P +	3.75%		12.25%		3/10/2028		3,289		1,601		1,583
Trimech Acquisition Corp. (4)(10)		SF +	4.75%		10.25%		3/10/2028		21,331		21,095		20,926
Trimech Acquisition Corp. (4)(10)		SN +	4.75%		10.11%		3/10/2028		£36,254		43,882		45,565
UKG Inc (8)		SF +	3.25%		8.76%		5/4/2026		9,071		9,030		9,107
User Zoom Technologies, Inc. (4)(9)		SF +	7.00%		12.49%		4/5/2029		18,948		18,647		18,847
Zelis Payments Buyer, Inc. (7)		SF +	3.50%		8.97%		9/30/2026		10,994		10,962		11,029
Zendesk Inc (4)(6)(9)							11/22/2028		39,321		(678)		31
Zendesk Inc (4)(6)(9)							11/22/2028		17,940		(293)		—
Zendesk Inc (4)(9)		SF +	6.25%		11.61%		11/22/2028		161,380		158,763		161,505
											1,405,548		1,428,877		27.57%
Technology Hardware and Equipment
Altar Bidco, Inc. (8)		SF +	3.10%		8.26%		2/1/2029		8,870		8,813		8,871
CC WDW Borrower, Inc. (4)(6)(10)							1/27/2028		22,837		(533)		(2,435)
CC WDW Borrower, Inc. (4)(6)(10)		SF +	6.75%		12.25%		1/27/2028		5,122		2,943		2,501
CC WDW Borrower, Inc. (4)(10)		SF +	6.75%		12.28%		1/27/2028		45,103		44,147		40,293
Excelitas Technologies Corp. (4)(9)		SF +	5.75%		11.23%		8/13/2029		10,030		9,868		9,931
Excelitas Technologies Corp. (4)(7)		E +	5.75%		9.75%		8/13/2029		€5,531		5,583		6,045
Excelitas Technologies Corp. (4)(6)(9)		SF +	5.75%		11.23%		8/14/2028		3,261		1,950		1,966
TechInsights Inc (4)(5)(10)		SF +	6.63%		12.13%		11/9/2027		983		968		959
TechInsights Inc (4)(5)(10)		SF +	6.63%		12.13%		11/9/2027		2,552		2,515		2,492
											76,254		70,623		1.37%
Telecommunications Equipment
Delta Topco, Inc. (9)		SF +	3.75%		9.12%		12/1/2027		6,882		6,743		6,887
Guardian US Holdco LLC (8)		SF +	4.00%		9.35%		1/31/2030		7,960		7,819		7,993
											14,562		14,880		0.29%
Telecommunications Service Providers
Directv Financing, LLC (9)		SF +	5.00%		10.65%		8/2/2027		16,365		16,101		16,395

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units		.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Meriplex Communications, Ltd (4)(6)(9)		SF +	5.00%		10.46%		7/17/2028			4,938		2,890		2,804
Meriplex Communications, Ltd (4)(6)(9)							7/17/2028			1,143		(13)		(31)
Meriplex Communications, Ltd (4)(9)		SF +	5.00%		10.46%		7/17/2028			13,806		13,642		13,430
Openmarket Inc. (5)(9)		SF +	6.25%		11.86%		9/17/2026			4,888		4,816		4,839
Radiate Holdco LLC (9)		SF +	3.25%		8.72%		9/25/2026			14,729		14,684		11,864
TA TT Buyer, LLC (8)		SF +	5.00%		10.35%		4/2/2029			14,812		14,695		14,738
												66,815		64,039		1.23%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)		SN +	6.00%		11.25%		9/8/2028			£2,437		308		(39)
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.26%		9/8/2028			£7,749		10,090		8,669
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.26%		9/8/2028			£4,509		5,906		5,045
Artemis Bidco Limited (4)(5)(7)		SN +	6.00%		11.30%		9/8/2028			£4,676		6,117		5,232
Canoe Bidco Pty Limited (4)(5)(8)		B +	5.50%		9.92%		5/20/2026		A$	31,969		21,202		21,784
Canoe Bidco Pty Limited (4)(5)(8)		B +	5.50%		9.92%		5/20/2026		A$	137,468		95,483		93,671
Fertitta Entertainment LLC (8)		SF +	4.00%		9.36%		1/27/2029			13,182		12,741		13,205
Havila Kystruten Operations AS (4)(5)(15)		E +	9.50% (incl 3.50% PIK)		13.44%		7/27/2026			€18,785		20,835		20,881
Havila Kystruten Operations AS (4)(5)(15)		E +	9.50% (incl 3.50% PIK)		13.44%		10/26/2024			€3,683		4,085		4,076
IRB Holding Corp. (9)		SF +	3.00%		8.46%		12/15/2027			9,899		9,667		9,927
Travel Leaders Group, LLC (4)(14)		SF +	8.50% (incl 3.00% PIK)		13.96%		3/27/2028			137,128		134,227		139,704
												320,661		322,155		6.21%
Total First Lien Debt - Non-Controlled/Non-Affiliated												8,914,332		8,997,013		173.51%
First Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(16)(17)		SF +	7.50% PIK				5/1/2028			$5,682		$5,533		$5,682
												5,533		5,682		0.11%
Total First Lien Debt - Non-Controlled/Affiliated												5,533		5,682		0.11%
Total First Lien Debt												$8,919,865		$9,002,695		173.62%

Second Lien Debt
Second Lien Debt - Non-Controlled/Non-Affiliated
Consumer Services
Asurion Corporation (7)		SF +	5.25%		10.72%		1/31/2028			$4,132		$4,092		$3,949
												4,092		3,949		0.08%
Health Care Providers
Charlotte Buyer Inc (4)(8)		SF +	8.25%		13.61%		8/11/2028			10,000		9,433		9,744
												9,433		9,744		0.19%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(8)		SF +	8.25%		13.63%		4/29/2030			9,000		8,812		7,765
												8,812		7,765		0.15%
Software and Computer Services
Cloud Software Group Inc (7)					9.00%		9/30/2029			19,666		15,951		18,750
UKG Inc (8)		SF +	5.25%		10.76%		5/3/2027			24,852		24,613		24,947
												40,564		43,697		0.84%
Total Second Lien Debt - Non-Controlled/Non-Affiliated												62,901		65,155		1.26%
Second Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(16)(17)		SF +	7.50% PIK				10/30/2028			$1,932		$1,881		$1,932
Total Second Lien Debt - Non-Controlled/Affiliated												1,881		1,932		0.03%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Total Second Lien Debt											$64,782		$67,087		1.29%

Unsecured Debt - Non-Controlled/Non-Affiliated
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)					15.00% PIK		7/16/2029		$13,390		$13,390		$13,390
											13,390		13,390		0.27%
Health Care Providers
Vetcor Group Holdings LLC (4)(7)					13.75% PIK		9/3/2030		282		277		256
Vetcor Group Holdings LLC (4)(7)					14.75% PIK		9/3/2030		239		233		227
Vetcor Group Holdings LLC (4)(7)					13.75% PIK		9/3/2030		894		878		812
											1,388		1,295		0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)					13.13% PIK		12/28/2032		99		97		93
DCA Acquisition Holdings LLC (4)(7)					13.13% PIK		12/28/2032		178		173		168
DCA Acquisition Holdings LLC (4)(7)					13.13% PIK		12/28/2032		1,046		1,029		990
											1,299		1,251		0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)					6.75%		10/15/2027		6,255		5,752		6,207
											5,752		6,207		0.12%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)					5.50%		5/1/2026		7,000		7,072		6,958
											7,072		6,958		0.13%
Total Unsecured Debt - Non-Controlled/Non-Affiliated											$28,901		$29,101		0.56%

Structured Finance - Non-Controlled/Non-Affiliated
Structured Finance Investments
ALM 2020 Ltd (5)(7)		SF +	6.26%		11.66%		10/15/2029		$3,330		$3,037		$3,297
AMMC CLO 21 Ltd (5)(7)		SF +	3.10%		8.74%		11/2/2030		2,150		1,927		2,112
AMMC CLO 21 Ltd (5)(7)		SF +	6.76%		12.14%		11/2/2030		4,126		3,665		3,840
Carlyle Global Market Strategies (5)(7)		SF +	5.40%		11.08%		10/20/2027		1,750		1,531		1,676
Carlyle Global Market Strategies (5)(7)		L +	5.40%		11.05%		7/27/2031		1,200		940		1,044
Catskill Park CLO Ltd (5)(7)		SF +	6.26%		11.68%		4/20/2029		1,350		1,230		1,287
CENT CLO 16, L.P. (5)(7)		SF +	8.07%		13.47%		7/24/2034		3,000		2,823		2,773
Dryden 108 CLO Ltd (5)(7)							7/18/2035		2,900		2,291		1,891
Marble Point CLO XI Ltd (5)(7)		SF +	3.06%		8.46%		12/18/2030		1,850		1,568		1,696
Monroe Capital MML CLO XIV LLC (5)(7)		SF +	10.02%		15.42%		10/24/2034		2,500		2,341		2,446
OCP CLO 2017-14 Ltd (5)(7)		SF +	6.80%		12.19%		1/15/2033		1,469		1,289		1,458
Shackleton 2019-XV CLO Ltd (5)(7)		SF +	6.66%		12.32%		1/15/2032		3,000		2,648		2,905
Silver Creek CLO Ltd (5)(7)		SF +	5.62%		11.30%		7/20/2030		2,000		1,802		1,988
Voya CLO Ltd (5)(7)		SF +	3.81%		9.21%		4/17/2030		1,500		1,335		1,455
											28,427		29,868		0.58%
Total Structured Finance - Non-Controlled/Non-Affiliated											$28,427		$29,868		0.58%

Equity Investments

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
Equity Investments - Non-Controlled/Non-Affiliated
Consumer Services
CG Parent Intermediate Holdings, Inc. - Preferred Shares (4)								2,000		$1,940		$1,970
Club Car Wash Preferred, LLC (4)(6)								8,817		2,784		2,784
Rapid Express Preferred, LLC (4)(6)								2,784		928		928
Club Car Wash Preferred, LLC (4)				15.00% PIK				10,313		10,313		10,313
Rapid Express Preferred, LLC (4)				15.00% PIK				4,770		4,770		4,770
										20,735		20,765		0.40%
Electricity
IP Operating Portfolio I, LLC (4)								3		68		199
										68		199		—%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)								—		—		—
										—		—		—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)								2,000		1,960		1,973
										1,960		1,973		0.04%
Media
Oneteam Partners, LLC - Preferred Shares (4)				8.00%				1,000		1,000		1,132
										1,000		1,132		0.02%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)								304		295		343
Picard Holdco, Inc. - Preferred Shares (4)								30		30		34
										325		377		0.01%
Total Equity Investments - Non-Controlled/Non-Affiliated										24,088		24,446		0.46%
Equity Investments - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Holdings LLC (4)(17)								274		$2,333		$2,333
										2,333		2,333		0.05%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(17)(18)								10,101		9,892		9,877
										9,892		9,877		0.19%
Total Equity Investments - Non-Controlled/Affiliated										12,225		12,210		0.24%
Total Equity Investments										$36,313		$36,656		0.71%

Investments in Joint Ventures
Investments in Joint Ventures - Controlled/Affiliated
ULTRA III, LLC (5)(17)										$125,513		$124,003
Total Investments in Joint Ventures - Controlled/Affiliated										$125,513		$124,003		2.39%

Total Investments - Non-Controlled/Non-Affiliated										$9,058,649		$9,145,583		176.37%
Total Investments - Non-Controlled/Affiliated										$19,639		$19,824		0.38%
Total Investments - Controlled/Affiliated										$125,513		$124,003		2.40%
Total Investment Portfolio										$9,203,801		$9,289,410		179.15%

Cash and Cash Equivalents

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	.	Reference Rate and Spread (2)	.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
J.P. Morgan U.S. Government Fund, Institutional Shares								131,546		$131,546		$131,546
Cash										57,229		57,229
Total Cash and Cash Equivalents										$188,775		$188,775		3.64%
Total Investment Portfolio, Cash and Cash Equivalents										$9,392,576		$9,478,185		182.79%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 17.9% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	$39,321	$31
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,900	(734)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	(648)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(2,435)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	22,070	(846)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	(543)
Esdec Solar Group B.V.	1st Lien Senior Secured Delayed Draw Loan	18,968	(164)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,374	(534)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	16,751	(92)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	16,541	(359)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	14,405	(366)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,977	(85)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	(83)
Sequa Corp	1st Lien Senior Secured Revolving Loan	13,676	(135)
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	(327)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,414	(86)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	12,031	(117)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	11,078	(71)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	(126)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	108
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	58
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	—
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	10,296	(120)
CD&R Madison UK Bidco LTD	1st Lien Senior Secured Delayed Draw Loan	10,039	(212)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	9,273	(60)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	8,280	(117)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	(52)
Planet US Buyer LLC	1st Lien Senior Secured Revolving Loan	8,024	(148)
NWN Corporation	1st Lien Senior Secured Revolving Loan	7,686	(208)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,515	(83)
Circana Group, LP.	1st Lien Senior Secured Revolving Loan	7,399	(52)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	(99)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	7,069	(125)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,923	(154)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	6,923	(154)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	(94)
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	(85)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(109)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,554	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	63
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	(45)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	6,306	(216)
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	(89)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	6,189	(127)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	6,083	(65)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	(43)
Club Car Wash Preferred, LLC	Preferred Equity	6,033	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	6,000	(146)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,986	(83)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	5,687	(228)
Cube Industrials Buyer, Inc.	1st Lien Senior Secured Revolving Loan	5,664	(82)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	(111)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	(96)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	5,441	(55)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	5,419	(40)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,367	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	5,357	(55)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,196	(51)
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	(66)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,913	(73)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	(87)
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(65)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,392	(242)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	4,057	—
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(61)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	4,007	(11)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,758	38
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,694	(132)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Delayed Draw Loan	3,657	(68)
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,229	(48)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,221	(44)
Pinnacle Fertility, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,125	(19)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,765	(338)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,216	(15)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(12)
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(5)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	2,074	(221)
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	1,999	(54)
Rapid Express Preferred, LLC	Preferred Equity	1,856	—
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	(12)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,645	(31)
IXM Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,638	(24)
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,584	(24)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	1,261	(13)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(3)
BradyIFS Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,150	(11)
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	1,143	(31)
Braya Renewable Fuels (Newfoundland) LP	1st Lien Senior Secured Delayed Draw Loan	1,139	(22)
BradyIFS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	1,128	(11)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	(6)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,019	(23)
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	822	(3)
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	773	(6)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	567	(73)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	472	(3)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	467	(5)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(8)
Nexus Intermediate III, LLC	1st Lien Senior Secured Delayed Draw Loan	300	—
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	277	(14)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	273	(14)
Associations Inc.	1st Lien Senior Secured Revolving Loan	261	—
Total		$760,659	$(12,755)
(7)     There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(10)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(11)The interest rate floor on these investments as of December 31, 2023 was 1.25%
(12)The interest rate floor on these investments as of December 31, 2023 was 1.50%
(13)The interest rate floor on these investments as of December 31, 2023 was 1.75%.
(14)The interest rate floor on these investments as of December 31, 2023 was 2.00%.
(15)The interest rate floor on these investments as of December 31, 2023 was 2.50%.
(16)Loan was on non-accrual status as of December 31, 2023.
(17)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of December 31, 2023, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of December 31, 2023	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$—	$9,747	$—	$200	$—	$9,947	$—
AD1 LBV1, LLC	—	6,013	(5,149)	—	(864)	—	—
SLF V AD1 Holdings, LLC	—	9,892	—	(15)	—	9,877	—
Total Non-Controlled/Affiliated Investments	$—	$25,652	$(5,149)	$185	$(864)	$19,824	$—
Controlled/Affiliated Investments
ULTRA III, LLC	$—	$129,675	$(4,162)	$(1,510)	$—	$124,003	$—
Total Controlled/Affiliated Investments	$—	$129,675	$(4,162)	$(1,510)	$—	$124,003	$—

(18)These investments are not pledged as collateral under the Credit Facilities and 2023 CLO Secured Notes.

ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 10,232	Australian Dollars 15,121	SMBC Capital Markets, Inc.	3/21/2024	$(96)
U.S. Dollars 2,719	Canadian Dollars 3,623	SMBC Capital Markets, Inc.	3/21/2024	(18)
U.S. Dollars 3,343	Euro 3,083	Goldman Sachs Bank USA	9/23/2024	(98)
U.S. Dollars 13,028	Euro 12,097	Goldman Sachs Bank USA	3/21/2024	(367)
U.S. Dollars 177,612	Euro 163,379	Goldman Sachs Bank USA	12/23/2024	(5,544)
U.S. Dollars 2,320	Euro 2,080	Goldman Sachs Bank USA	1/29/2024	22
U.S. Dollars 106,649	Euro 96,729	SMBC Capital Markets, Inc.	3/21/2024	(465)
U.S. Dollars 248	Euro 224	Goldman Sachs Bank USA	6/23/2025	(5)
U.S. Dollars 101,171	Euro 89,721	SMBC Capital Markets, Inc.	9/23/2025	(656)
U.S. Dollars 2,545	British Pound 2,215	Goldman Sachs Bank USA	3/23/2026	13
Euro 80,972	U.S. Dollars 89,270	SMBC Capital Markets, Inc.	3/21/2024	394
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(1,171)
U.S. Dollars 7,472	British Pound 6,079	Goldman Sachs Bank USA	9/23/2024	(281)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	(27)
U.S. Dollars 2,601	British Pound 2,109	Goldman Sachs Bank USA	3/21/2025	(91)
U.S. Dollars 125	British Pound 99	Goldman Sachs Bank USA	3/21/2024	(1)
U.S. Dollars 134,754	British Pound 105,740	SMBC Capital Markets, Inc.	3/21/2024	(73)
U.S. Dollars 3,086	Singaporean Dollars 4,117	Goldman Sachs Bank USA	3/21/2024	(44)
U.S. Dollars 32,604	Singaporean Dollars 43,183	Goldman Sachs Bank USA	12/23/2024	(596)
Total				$(9,104)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(43)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	733
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	562
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	538
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,275
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,288
Total Interest Rate Swaps						$8,353

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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets

Endure Digital, Inc. (11)		L +	3.50%		7.72%		2/10/2028		2,547		2,530		2,299
Finthrive Software Intermediate Holdings Inc (9)		L +	4.00%		8.38%		12/18/2028		13,102		12,855		11,148
GoTo Group Inc (8)		L +	4.75%		9.14%		8/31/2027		6,942		6,843		4,498
Govcio Buyer Company (4)(12)		SF +	5.50%		10.08%		8/18/2027		10,822		10,641		10,476
Helios Software Holdings, Inc. (12)		SF +	3.75%		8.48%		3/13/2028		16,670		16,517		16,396
Huskies Parent, Inc. (4)(7)(11)							11/3/2028		1,000		(17)		(93)
Huskies Parent, Inc. (4)(7)(11)		L +	5.50%		10.23%		11/3/2027		1,000		690		623
Huskies Parent, Inc. (4)(11)		L +	5.50%		10.23%		11/3/2028		25,410		24,974		23,040
Hyland Software, Inc. (11)		L +	3.50%		7.88%		7/1/2024		15,585		15,483		15,408
LMI Inc/DE (9)		L +	3.75%		8.13%		10/2/2028		14,870		14,784		9,383
Medallia, Inc. (4)(11)		L +	6.50% PIK		10.88%		10/30/2028		73,495		73,495		69,997
Mcafee Corp. (9)		SF +	3.75%		7.97%		3/1/2029		7,960		7,924		7,431
Mitchell International, Inc. (9)		L +	3.75%		8.41%		10/16/2028		19,788		19,464		18,294
New Era Technology, Inc. (4)(12)		L +	6.25%		10.66%		10/31/2026		19,849		19,849		19,128
Peraton Inc. (11)		L +	3.75%		8.13%		2/1/2028		3,717		3,719		3,636
Perforce Software, Inc. (4)(9)		SF +	4.50%		8.82%		7/1/2026		19,900		19,464		19,105
Ping Identity Holding Corp. (4)(7)(11)							10/17/2028		6,068		(147)		(147)
Ping Identity Holding Corp. (4)(11)		SF +	7.00%		11.32%		10/17/2029		59,003		57,538		57,571
Prism Parent Co., Inc. (4)(7)(11)							9/19/2028		10,833		(215)		(348)
Prism Parent Co., Inc. (4)(11)		SF +	6.00%		10.32%		9/19/2028		43,225		42,391		41,837
Project Alpha Intermediate Holding, Inc. (8)		L +	4.00%		8.39%		4/26/2024		8,682		8,606		8,491
Project Ruby Ultimate Parent Corp (11)		L +	3.25%		7.63%		3/10/2028		7,368		7,361		6,983
Quail Buyer, Inc. (4)(11)		L +	5.25%		10.18%		10/1/2027		7,444		7,320		7,343
Quasar Intermediate Holdings Ltd (9)		SF +	4.25%		8.49%		2/1/2029		13,965		13,846		10,836
Riley Mergeco LLC (4)(7)(12)							9/23/2027		456		(9)		(23)
Riley Mergeco LLC (4)(7)(12)							9/23/2027		304		(6)		(15)
Riley Mergeco LLC (4)(12)		L +	6.00% (incl 2.75% PIK)		10.38%		9/23/2027		1,701		1,667		1,615
Rocket Software, Inc. (8)		L +	4.25%		8.63%		11/28/2025		11,283		11,096		10,876
Smarsh Inc. (4)(7)(11)		SF +	6.50%		11.29%		2/16/2029		4,286		2,067		1,920
Smarsh Inc. (4)(7)(11)							2/16/2029		1,071		(19)		(56)
Smarsh Inc. (4)(11)		SF +	6.50%		11.29%		2/16/2029		17,143		16,834		16,250
TA TT Buyer, LLC (4)(9)		SF +	5.00%		8.98%		4/2/2029		14,963		14,822		14,588
Tibco Software Inc (9)		SF +	4.50%		9.18%		3/20/2029		13,010		11,882		11,651
Tricentis Americas, Inc. (4)(7)(12)		SF +	4.25%		8.94%		5/13/2024		8,748		3,144		3,055
Tricentis Americas, Inc. (4)(7)(12)							5/13/2024		499		(3)		(8)
Tricentis Americas, Inc. (4)(12)		SF +	4.25%		8.94%		5/13/2024		15,353		15,260		15,102
Trimech Acquisition Corp. (4)(7)(12)		SF +	4.75%		9.39%		3/10/2028		3,289		345		311
Trimech Acquisition Corp. (4)(12)		SF +	4.75%		9.48%		3/10/2028		21,548		21,256		21,000
Trimech Acquisition Corp. (4)(12)		SN +	4.75%		8.63%		3/10/2028		£36,623		44,201		43,398
UKG Inc (9)		L +	3.25%		7.00%		5/4/2026		9,164		9,104		8,740
User Zoom Technologies, Inc. (4)(11)		SF +	5.75%		9.35%		4/5/2029		18,948		18,593		18,064
Zayo Group, LLC (8)		L +	3.00%		7.38%		3/9/2027		5,351		5,290		4,358
Zelis Payments Buyer, Inc. (8)		L +	3.50%		7.88%		9/30/2026		13,884		13,811		13,758
Zendesk Inc (4)(7)(11)							11/22/2028		39,321		(786)		(772)
Zendesk Inc (4)(7)(11)							11/22/2028		17,940		(352)		(352)
Zendesk Inc (4)(11)		SF +	6.50%		11.04%		11/22/2028		157,283		154,163		154,193
											1,160,317		1,134,286		32.83%
Technology Hardware and Equipment
Altar Bidco, Inc. (9)		SF +	3.10%		5.50%		2/1/2029		7,960		7,937		7,623
CC WDW Borrower, Inc. (4)(7)(12)					\		1/27/2028		22,837		(618)		(1,006)
CC WDW Borrower, Inc. (4)(7)(12)							1/27/2028		5,122		(130)		(226)

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company seeks to invest primarily in newly originated senior secured debt and other securities of private U.S. companies within the upper middle market. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). Prior to June 30, 2023, the Company was externally managed by HPS. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company offers on a continuous basis up to $8.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares and the initial purchase price was $25.11 for Class S shares. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its Common Shares.

The Company accepted purchase orders and held investors’ funds in an interest-bearing escrow account until the Company received purchase orders for at least $100.0 million, excluding shares purchased by HPS, its affiliates and trustees and officers but including any shares purchased in any private offering, in any combination of purchases of Class I shares, Class D shares, Class F shares, and Class S shares, and the Company’s Board of Trustees (the “Board”) authorized the release of funds in the escrow account. As of February 3, 2022, the Company had satisfied the minimum offering requirement and commenced its operations after the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the escrow agent released net proceeds of $510.9 million to the Company as payment for such shares. There were no Class S shares issued on such date, as Class S shares commenced operations on October 1, 2023.
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

The Company does not consolidate its investment in the ULTRA III, LLC (“ULTRA III”) joint venture. For further description of the Company’s joint venture, see “Note 11. Joint Venture.”

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
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated

Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of December 31, 2023 and 2022, there was no collateral pledged.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2023 and 2022, the Company recorded non-recurring interest income of $16.4 million and $1.9 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, there were three and zero investments placed on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the years ended December 31, 2023 and 2022, the Company recorded $0.5 million and $0.0 million, respectively, of dividend income, of which, $0.4 million and $0.0 million, respectively, relate to PIK dividends.
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
For the years ended December 31, 2023 and 2022, the Company accrued $1.5 million and $0.8 million of U.S. federal excise tax, respectively.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

Distributions
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and/or shareholder servicing fees, if any.
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On January 20, 2022, the Company entered into an investment advisory agreement with HPS, pursuant to which HPS managed the Company on a day-to-day basis until June 30, 2023. On June 30, 2023, the Company entered into the Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

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

For the year ended December 31, 2023, base management fees were $52.9 million. For the year ended December 31, 2022, base management fees were $26.5 million, all of which were voluntarily waived by the Adviser. As of December 31, 2023 and 2022, $5.6 million and $0.0 million, respectively, were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i) Income based incentive fee

The income based incentive fee is based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the year ended December 31, 2023, income based incentive fees were $70.5 million. For the year ended December 31, 2022, income based incentive fees were $23.2 million, all of which were voluntarily waived by the Adviser. As of December 31, 2023 and 2022, $20.3 million and $0.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the years ended December 31, 2023 and 2022, capital gains incentive fees were $3.5 million and $0.0 million, respectively. As of December 31, 2023 and 2022, the Company accrued $3.5 million and $0.0 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
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
For the years ended December 31, 2023 and 2022, the Company incurred $2.5 million and $1.8 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and 2022, there was $2.5 million and $1.8 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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

Managing Dealer Agreement

On August 3, 2021, the Company entered into a Managing Dealer Agreement (the “Managing Dealer Agreement”) with the Managing Dealer. Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. As set forth in and pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that is payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by the Managing Dealer with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 on June 30, 2023 related to a follow-on offering of shares of the Company, HPS agreed to pay and paid a one-time fee of $60,000 to the Managing Dealer. For the avoidance of doubt, such fee was borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) was not borne or paid directly or indirectly by the Company or the shareholders.

The Company or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on the Company’s behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees).

The Company will cease paying the distribution and/or shareholder servicing fees on the Class D shares, Class F shares and Class S shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including the distribution and/or shareholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from the Offering.

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable selling agent), the Company will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class D shares, Class F shares and Class S shares in such shareholder’s account. At the end of such month, the applicable Class D shares, Class F shares or Class S shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class D, Class F or Class S shares.

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
Distribution and Servicing Plan
On August 9, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I, Class D, Class F, and Class S on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class D shares	0.25%
Class F shares	0.50%
Class S shares	0.85%
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
The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class D, Class F or Class S shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class D, Class F or Class S shares: assistance with recordkeeping, answering investor inquiries regarding the

Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
For the year ended December 31, 2023, the Company accrued distribution and/or shareholder servicing fees of $1.4 million, $13.1 million and $0.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the year ended December 31, 2022, the Company accrued distribution and/or shareholder servicing fees of $0.6 million and $6.6 million, which were attributable to Class D and Class F shares, respectively, of which $0.5 million and $4.9 million, respectively, were waived during the period. As of December 31, 2023 and 2022, there was $1.5 million and $1.0 million, respectively, of shareholder servicing fees payable to the Managing Dealer.
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

For the year ended December 31, 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser. For the year ended December 31, 2022, the Adviser made Expense Payments in the amount of $4.3 million and Reimbursement Payments made to the Adviser were $4.3 million. For the year ended December 31, 2021, the Adviser made Expense Payments in the amount of $1.2 million and there were no Reimbursement Payments made to the Adviser.

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the year ended December 31, 2022:

For the Month Ended	Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Unreimbursed Expense Payments
February 28, 2022(1)	$2,384	$(2,384)	$—
March 31, 2022	443	(443)	—
April 30, 2022	718	(718)	—
May 31, 2022	725	(725)	—
Total	$4,270	$(4,270)	$—
(1) Included in this amount is $1.2 million of Expense Payments made by the Adviser, relating to expenses incurred prior to the Company breaking escrow on February 3, 2022. Although such expenses became payable by the Company upon breaking escrow (as recorded in the Consolidated Statements of Operations within “Reimbursable expenses previously borne by Adviser”), they were supported by the Adviser under the prior expense support and conditional reimbursement agreement.

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The Company has made an investment in a joint venture, ULTRA III, which is considered a controlled/affiliated company. For a further description of ULTRA III, see “Note 11. Joint Venture.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$8,919,865	$9,002,695	96.93%	$5,755,124	$5,614,718	98.22%
Second lien debt	64,782	67,087	0.72	47,764	45,248	0.79
Unsecured debt	28,901	29,101	0.31	26,302	25,512	0.45
Structured finance investments	28,427	29,868	0.32	28,929	28,737	0.50
Investments in joint ventures	125,513	124,003	1.33	—	—	—
Equity investments	36,313	36,656	0.39	2,067	2,306	0.04
Total	$9,203,801	$9,289,410	100.00%	$5,860,186	$5,716,521	100.00%
The industry composition of investments at fair value was as follows:

	December 31, 2023		December 31, 2022
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,472,951	15.86%	$1,158,262	20.26%
Industrial Support Services	1,063,701	11.45	567,804	9.93
Health Care Providers	962,244	10.36	660,631	11.56

Medical Equipment and Services	802,273	8.64	210,831	3.69
Consumer Services	627,950	6.76	458,248	8.02
Media	605,503	6.52	505,035	8.83
Non-life Insurance	531,031	5.72	317,816	5.56
Aerospace and Defense	475,845	5.12	169,856	2.97
General Industrials	405,330	4.36	265,463	4.64
Travel and Leisure	332,032	3.57	159,763	2.79
Pharmaceuticals and Biotechnology	268,572	2.89	196,435	3.44
Industrial Engineering	254,138	2.74	186,373	3.26
Investment Banking and Brokerage Services	160,345	1.73	7,606	0.13
Food Producers	152,576	1.64	86,977	1.52
Investments in Joint Ventures	124,003	1.33	—	—
Personal Care, Drug and Grocery Stores	120,098	1.29	117,320	2.05
Retailers	113,500	1.22	20,322	0.36
Automobiles and Parts	112,957	1.22	118,440	2.07
Electricity	83,267	0.90	8,639	0.15
Personal Goods	76,471	0.82	70,050	1.23
Telecommunications Service Providers	70,997	0.76	71,695	1.25
Technology Hardware and Equipment	70,623	0.76	93,161	1.63
Finance and Credit Services	59,003	0.64	48,448	0.85
Construction and Materials	57,171	0.62	1,162	0.03
Oil, Gas and Coal	44,818	0.48	—	—
Gas, Water and Multi-utilities	43,604	0.47	43,242	0.76
Real Estate Investment and Services	39,500	0.43	44,822	0.78
Industrial Transportation	33,196	0.36	50,090	0.88
Structured Finance	29,868	0.32	28,737	0.50
Asset Based Lending and Fund Finance	21,341	0.23	—	—
Alternative Energy	16,743	0.18	—	—
Chemicals	15,157	0.16	6,960	0.12
Telecommunications Equipment	14,880	0.16	6,445	0.11
Industrial Metals and Mining	11,895	0.13	2,922	0.05
Household Goods and Home Construction	6,937	0.07	17,918	0.31
Life Insurance	5,884	0.06	5,628	0.10
Leisure Goods	1,991	0.02	8,498	0.15
Electronic and Electrical Equipment	1,015	0.01	922	0.02
Total	$9,289,410	100.00%	$5,716,521	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$264,309	$266,377	2.87%	5.14%
Canada	78,148	77,962	0.84	1.50
France	35,514	37,969	0.41	0.73
Germany	68,533	71,499	0.77	1.38
Italy	127,737	137,270	1.48	2.65
Norway	24,920	24,957	0.27	0.48
Singapore	31,713	32,862	0.35	0.63
Spain	31,515	33,196	0.36	0.64
Taiwan	46,557	40,359	0.43	0.78
United Kingdom	426,120	444,188	4.78	8.57
United States	8,068,735	8,122,771	87.44	156.65
Total	$9,203,801	$9,289,410	100.00%	179.15%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$271,143	$269,430	4.71%	7.80%
Canada	40,335	37,399	0.65	1.08
France	24,513	25,139	0.44	0.73
Italy	122,826	127,443	2.23	3.69
Spain	31,337	29,958	0.52	0.87
Taiwan	43,619	42,321	0.74	1.22
United Kingdom	240,099	241,933	4.23	7.00
United States	5,086,314	4,942,898	86.48	143.05
Total	$5,860,186	$5,716,521	100.00%	165.44%
As of December 31, 2023, there were three investments on non-accrual status which represented 0.33% of total debt investments, at fair value. As of December 31, 2022, there were zero investments in the portfolio on non-accrual status.
As of December 31, 2023 and 2022, on a fair value basis, 98.6% and 99.1%, respectively, of performing debt and other income producing investments bore interest at a floating rate and 1.4% and 0.9%, respectively, of performing debt and other income producing investments bore interest at a fixed rate.
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

The following table presents the fair value hierarchy of investments and cash equivalents:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,046,460	$7,956,235	$9,002,695
Second lien debt	—	47,646	19,441	67,087
Unsecured debt	—	13,165	15,936	29,101
Structured finance investments	—	29,868	—	29,868
Equity investments	—	—	36,656	36,656
Total investments	—	1,137,139	8,028,268	9,165,407
Investments measured at NAV(1)	—	—	—	124,003
Total	$—	$1,137,139	$8,028,268	$9,289,410
Cash equivalents	$131,546	$—	$—	$131,546
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$732,325	$4,882,393	$5,614,718
Second lien debt	—	36,454	8,794	45,248
Unsecured debt	—	23,906	1,606	25,512
Structured finance investments	—	28,737	—	28,737
Equity investments	—	—	2,306	2,306
Total investments	$—	$821,422	$4,895,099	$5,716,521
Cash equivalents	$53,347	$—	$—	$53,347
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments (1)	3,303,363	1,879	14,418	36,248	3,355,908
Proceeds from principal repayments and sales of investments	(350,551)	—	—	(1,374)	(351,925)
Accretion of discount/amortization of premium	31,688	133	(7)	—	31,814
Net realized gain (loss)	466	—	—	(630)	(164)
Net change in unrealized appreciation (depreciation)	165,973	(828)	(81)	106	165,170
Transfers into Level 3 (2)	2,256	9,463	—	—	11,719
Transfers out of Level 3 (2)	(79,353)	—	—	—	(79,353)
Fair value, end of period	$7,956,235	$19,441	$15,936	$36,656	$8,028,268
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$156,202	$(828)	$(83)	$106	$155,397
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

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

	December 31, 2023
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$6,422,647	Yield analysis	Discount rate	8.09%	35.64%	12.03%
	21,039	Recovery analysis	Recovery rate	73.21%	73.21%	73.21%
Investments in second lien debt	19,441	Yield analysis	Discount rate	12.96%	17.24%	15.39%
Investments in unsecured debt	1,295	Yield analysis	Discount rate	16.00%	16.00%	16.00%
Investments in preferred equity	1,510	Yield analysis	Discount rate	14.50%	16.31%	14.94%
Investments in common equity	2,532	Discounted cash flow	Discount rate	9.00%	15.00%	9.47%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%

	December 31, 2022
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Investments in first lien debt	$3,848,793	Yield analysis	Discount rate	8.14%	17.70%	11.47%
Investments in unsecured debt	704	Yield analysis	Discount rate	14.70%	14.70%	14.70%
Investments in equity	2,108	Yield analysis	Discount rate	7.08%	16.95%	11.96%
	198	Discounted cash flow	Discount rate	15.00%	15.00%	15.00%
			Exit multiple	10.00x	10.00x	10.00x
(1)As of December 31, 2023, included within the fair value of Level 3 assets of $8,028,268 is an amount of $1,559,804 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2022, included within the fair value of Level 3 assets of $4,895,099 is an amount of $1,043,296 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2023 and 2022, had they been accounted for at fair value:
Debt

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$615,838	$615,838	$453,663	$453,663
HLEND B Funding Facility	513,747	513,747	482,084	482,084
HLEND C Funding Facility	487,500	487,500	—	—
HLEND D Funding Facility	195,000	195,000	—	—
Revolving Credit Facility	1,025,294	1,025,294	704,819	704,819
November 2025 Notes(1)	168,749	170,580	168,462	170,628
November 2027 Notes(1)	154,366	155,934	153,958	156,354
March 2026 Notes(1)	274,716	275,727	—	—
March 2028 Notes(1)	123,588	123,672	—	—
September 2027 Notes(1)	75,545	76,389	—	—
September 2028 Notes(1)	252,814	255,315	—	—
2023 CLO Secured Notes(2)	319,743	319,743	—	—
Short-Term Borrowings	—	—	379,081	379,081
Total	$4,206,900	$4,214,739	$2,342,067	$2,346,629
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million, $(1.4) million, $(1.8) million, $(0.9) million, $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.7 million, $0.6 million, $0.5 million, $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.9) million and $(1.7) million, respectively, as of December 31, 2022 and includes the change in the notes carrying value of $0.3 million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(2)The carrying value of the Company’s 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

The following table presents the fair value hierarchy of the Company’s debt obligations as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	4,214,739	2,346,629
Total	$4,214,739	$2,346,629

As of December 31, 2023 and 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the years ended December 31, 2023 and 2022, the average notional exposure for foreign currency forward contracts were $334.4 million and $220.7 million, respectively, and the average notional exposure for interest rate swaps were $626.0 million and $27.1 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2023 and 2022.

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$429	$—	$429	$94,135
Interest rate swaps	—	8,396	—	8,396	802,500
Total derivative assets, at fair value	$—	$8,825	$—	$8,825	$896,635

Derivative Liabilities
Foreign currency forward contracts	$—	$(9,533)	$—	$(9,533)	$603,276
Interest rate swaps	—	(43)	—	(43)	85,000
Total derivative liabilities, at fair value	$—	$(9,576)	$—	$(9,576)	$688,276

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,125	$—	$1,125	$123,895
Interest rate swaps	—	991	—	991	162,500
Total derivative assets, at fair value	$—	$2,116	$—	$2,116	$286,395

Derivative Liabilities
Foreign currency forward contracts	$—	$(3,261)	$—	$(3,261)	$117,375
Total derivative liabilities, at fair value	$—	$(3,261)	$—	$(3,261)	$117,375

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$(6,968)	$(2,136)
Realized gain (loss) on foreign currency forward contracts	$(7,613)	$4,010

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022.

		December 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$35	$(8,225)	$(8,190)	$—	$(8,190)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$394	$(1,308)	$(914)	$—	$(914)
Goldman Sachs Bank USA	Derivative assets, at fair value	$8,396	$(43)	$8,353	$—	$8,353

		December 31, 2022
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$1,125	$(3,261)	$(2,136)	$—	$(2,136)
Goldman Sachs Bank USA	Derivative assets, at fair value	$991	$—	$991	$—	$991
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

The table below presents the carrying value of unsecured borrowings as of December 31, 2023 and 2022, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/decrease) from current and prior hedging relationships included in such carrying values:

	December 31, 2023		December 31, 2022
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$888,221	$(1,369)	$322,420	$(953)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage was 223.2% and 247.4%, respectively.
SPV Financing Facilities
From time to time, wholly-owned subsidiaries of the Company may enter into secured financing facilities (“SPV Financing Facilities”), as described below. The obligations of each special purpose vehicle (“SPV”) to the lenders are secured by a first priority security interest in all of the SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the SPV, other than as described below with respect to the HLEND C Funding Facility.

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

As of December 31, 2023 and 2022, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the 2023 CLO Notes, as applicable.

As of December 31, 2023 and 2022, the Company had four and two SPV Financing Facilities, respectively, as discussed below.
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

As of December 31, 2023, the maximum principal amount under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
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

As of December 31, 2023, the maximum principal amount under the HLEND B Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on July 19, 2025 and the HLEND B Funding Facility will mature and all amounts outstanding under credit facility must be repaid by July 19, 2027.

HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent (the “HLEND C Funding Facility”), Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian. On June 22, 2023, HLEND C entered into an amendment to, among other things, increase the maximum principal amount under the HLEND C Funding Facility from $400 million to $750 million. The Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Funding Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.95% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of December 31, 2023, the maximum principal amount under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.

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

As of December 31, 2023, the maximum principal amount under the HLEND D Funding Facility was $500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility,” together with HLEND A Funding Facility, HLEND B Funding Facility, HLEND C Funding Facility, and HLEND D Funding Facility the “Credit Facilities”) (which was most recently amended on October 30, 2023, and as further amended from time to time) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”).
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
The maximum principal amount of the Revolving Credit Facility is $1,275 million (increased from $1,125 million to $1,275 million on July 12, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,912.5 million subject to the satisfaction of certain conditions.
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
The availability period under the Revolving Credit Facility will terminate on October 30, 2027 (the “Commitment Termination Date”) (other than with respect to the commitment of a lender in the amount of $100 million, which terminates on June 23, 2026), and the Revolving Credit Facility will mature on October 30, 2028 (the “Maturity Date”) (other than with respect to the commitment of a lender in the amount of $100 million, which matures on June 23, 2027). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Unsecured Notes

The Company issued unsecured notes, as further described below: November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes”.

Interest on the Unsecured Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the Unsecured Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the Unsecured Notes at par if certain change in control events occur. The Unsecured Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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

September 2027 Notes

On September 14, 2023, the Company entered into a First Supplement to the 2023 Note Purchase Agreement, governing the issuance of $75 million in aggregate principal amount of its Series 2023-B Senior Notes, Tranche A (the “September 2027 Notes”) to institutional investors in a private placement. The September 2027 Notes have a fixed interest rate of 8.67% per annum and are due on September 14, 2027.

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

September 2028 Notes

On September 14, 2023, the Company entered into the First Supplement to the 2023 Note Purchase Agreement, governing the issuance of $250 million in aggregate principal amount of its Series 2023-B Senior Notes, Tranche B (the “September 2028 Notes”) to institutional investors in a private placement. The September 2028 Notes have a fixed interest rate of 8.80% per annum and are due on September 14, 2028.

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

Debt Securitizations

The Company has determined that the securitization vehicle noted below operates as an extension of the Company and therefore, will be consolidated by the Company.

2023 Debt Securitization

On October 5, 2023 (the “Closing Date”), the Company completed a $429.1 million term debt securitization (the “2023 Debt Securitization”), consisting of three tranches of secured notes (the “2023 CLO Secured Notes”) and subordinated notes (the “2023 CLO Subordinated Notes”). The 2023 CLO Secured Notes together with the 2023 CLO Subordinated Notes are collectively referred to as the “2023 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2023 CLO Notes offered in the 2023 Debt Securitization were issued by HLEND CLO 2023-1, LLC (the “2023 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and are backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2023 CLO Notes are scheduled to mature on October 22, 2035; however, the 2023 CLO Notes may be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the 2023 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2025.

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
(1)The Company retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization which are eliminated in consolidation.

On the Closing Date and in connection with the 2023 Debt Securitization, the 2023 Issuer and the Company entered into a note purchase agreement with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the 2023 CLO Secured Notes issued pursuant to an indenture as part of the 2023 Debt Securitization. HLEND CLO 2023-1 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization.

The 2023 CLO Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2023 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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

As of December 31, 2023, the Company had no borrowings under Short Term Financing Transactions with a third party.

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

The Company’s outstanding debt obligations were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
HLEND A Funding Facility(3)	$800,000	$615,838	$615,838	$184,162	$38,218
HLEND B Funding Facility(4)	1,000,000	513,747	513,747	486,253	356,891
HLEND C Funding Facility	750,000	487,500	487,500	262,500	12,576
HLEND D Funding Facility	500,000	195,000	195,000	305,000	205,018
Revolving Credit Facility(5)	1,275,000	1,025,294	1,025,294	249,706	249,706
November 2025 Notes(6)	170,000	170,000	168,749	—	—
November 2027 Notes(6)	155,000	155,000	154,366	—	—
March 2026 Notes(7)	276,000	276,000	274,716	—	—
March 2028 Notes(7)	124,000	124,000	123,588	—	—
September 2027 Notes(8)	75,000	75,000	75,545	—	—
September 2028 Notes(8)	250,000	250,000	252,814	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,743	—	—
Total	$5,698,000	$4,210,379	$4,206,900	$1,487,621	$862,409
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 7.5 million, in Australian Dollars (AUD) of 156.0 million, and in British Pounds (GBP) of 42.9 million.
(4)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 3.4 million, in Australian Dollars (AUD) of 108.0 million, and in British Pounds (GBP) of 90.3 million.
(5)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in Euros (EUR) of 312.1 million, in Australian Dollars (AUD) of 95.2 million, in Canadian Dollars (CAD) of 47.1 million and in British Pounds (GBP) of 64.2 million.
(6)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(1.4) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $(0.0) million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.8) million and $(0.9) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $0.6 million and $0.5 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

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

As of December 31, 2023 and 2022, $57.3 million and $16.6 million, respectively, of interest expense and $1.5 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the years ended December 31, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 8.24% and 5.96% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $3,131.0 million and $912.4 million, respectively.
The components of interest expense were as follows:

	Year Ended December 31,
	2023	2022
Borrowing interest expense	$235,933	$44,368
Facility unused fees	6,608	2,637
Amortization of financing and debt issuance costs	8,360	2,496
Financing fees (refer to Footnote 8)	—	3,366
Backstop fees (refer to Footnote 8)	—	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	7,362	991
Hedged items	(416)	(953)
Total interest expense	$257,847	$53,964
Cash paid for interest expense	$208,141	$36,524
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

As of December 31, 2023 and 2022, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $760.7 million and $895.9 million, respectively.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened material litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase Agreements. As of December 31, 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

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

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value. On July 23, 2021, HPS purchased 100 shares of the Company’s Class I common shares of beneficial interest at $25.00 per share.
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D Shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of HPS, to the Company as payment for such shares. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. On October 1, 2023 Class S shares commenced operations at an offering price of $25.11.

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	15,800,152	$393,222
Share transfers between classes	1,288,666	31,876
Distributions reinvested	1,516,435	37,411
Share repurchases	(1,249,621)	(31,023)
Early repurchase deduction	—	38
Net increase (decrease)	17,355,632	$431,524
CLASS D
Subscriptions	11,538,818	$285,908
Share transfers between classes	(182,120)	(4,757)
Distributions reinvested	1,004,668	24,835
Share repurchases	(1,706,906)	(42,429)
Early repurchase deduction	—	20
Net increase (decrease)	10,654,460	$263,577
CLASS F
Subscriptions	35,926,975	$891,120
Share transfers between classes	(1,161,369)	(28,496)
Distributions reinvested	4,571,037	112,818
Share repurchases	(6,014,694)	(149,380)
Early repurchase deduction	—	101
Net increase (decrease)	33,321,949	$826,163
CLASS S
Subscriptions	802,164	$20,150
Share transfers between classes	54,823	1,377
Distributions reinvested	892	22
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	857,879	$21,549
Total net increase (decrease)	62,189,920	$1,542,813

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2021:

	Shares	Amount
CLASS I
Subscriptions	100	$3
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	100	$3
CLASS D
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
CLASS F
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	100	$3

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the years ended December 31, 2023 and 2022:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
April 30, 2023	$24.42	$24.42	$24.42	$—
May 31, 2023	$24.45	$24.45	$24.45	$—
June 30, 2023	$24.72	$24.72	$24.72	$—
July 31, 2023	$24.87	$24.87	$24.87	$—
August 31, 2023	$24.88	$24.88	$24.88	$—
September 30, 2023	$25.11	$25.11	$25.11	$—
October 31, 2023	$25.05	$25.05	$25.05	$25.05

November 30, 2023	$25.15	$25.15	$25.15	$25.15
December 31, 2023	$25.06	$25.06	$25.06	$25.06

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
February 28, 2022	$25.10	$25.10	$25.10	$—
March 31, 2022	$25.09	$25.09	$25.09	$—
April 30, 2022	$24.94	$24.94	$24.94	$—
May 31, 2022	$24.61	$24.61	$24.61	$—
June 30, 2022	$24.32	$24.32	$24.32	$—
July 31, 2022	$24.48	$24.48	$24.48	$—
August 31, 2022	$24.51	$24.51	$24.51	$—
September 30, 2022	$24.21	$24.21	$24.21	$—
October 31, 2022	$24.02	$24.02	$24.02	$—
November 30, 2022	$24.00	$24.00	$24.00	$—
December 31, 2022	$23.88	$23.88	$23.88	$—
(1) Class S commenced operations on October 1, 2023.

Distributions

The Board authorizes and declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the year ended December 31, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
October 27, 2023	November 30, 2023	0.1600	0.0550	—	0.2150	10,450
November 27, 2023	December 29, 2023	0.1600	0.0550	—	0.2150	11,042
December 29, 2023	January 31, 2024	0.1600	0.0550	0.1500	0.3650	19,305
Total		$1.9200	$0.5480	$0.3000	$2.7680	$118,577

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
October 27, 2023	November 30, 2023	0.1547	0.0550	—	0.2097	5,701
November 27, 2023	December 29, 2023	0.1549	0.0550	—	0.2099	5,923
December 29, 2023	January 31, 2024	0.1547	0.0550	0.1500	0.3597	10,390
Total		$1.8585	$0.5480	$0.3000	$2.7065	$62,793

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590

April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
October 27, 2023	November 30, 2023	0.1493	0.0550	—	0.2043	23,928
November 27, 2023	December 29, 2023	0.1497	0.0550	—	0.2047	25,038
December 29, 2023	January 31, 2024	0.1493	0.0550	0.1500	0.3543	44,922
Total		$1.7968	$0.5480	$0.3000	$2.6448	$285,572

		Class S(2)
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
October 27, 2023	November 30, 2023	$0.1419	$0.0550	$—	$0.1969	$20
November 27, 2023	December 29, 2023	0.1425	0.0550	—	0.1975	62
December 29, 2023	January 31, 2024	0.1418	0.0550	0.1500	0.3468	298
Total		$0.4262	$0.1650	$0.1500	$0.7412	$380
(1) Distributions per share are net of shareholder servicing and/or distribution fees.
(2) Class S Shares commenced operations on October 1, 2023.

The following table presents distributions that were declared during the year ended December 31, 2022:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$958
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	1,572
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	2,524
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	2,942
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	3,291
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	3,467
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	4,265
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	4,683
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	4,803
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	3,281
November 30, 2022	December 30, 2022	0.14640	—	—	0.14640	4,880
December 29, 2022	January 31, 2023	0.14640	—	—	0.14640	5,139
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	4,563
Total		$1.59942	$—	$0.23000	$1.82942	$46,368

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$172
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	688
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	1,107
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	1,282
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	1,493
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	1,608
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	1,957
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	2,346
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	2,364
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	1,615
November 30, 2022	December 30, 2022	0.14180	—	—	0.14180	2,422
December 29, 2022	January 31, 2023	0.14130	—	—	0.14130	2,478
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	2,280
Total		$1.58972	$—	$0.23000	$1.81972	$21,812

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
February 27, 2022	March 31, 2022	$0.13542	$—	$—	$0.13542	$1,638
March 30, 2022	April 29, 2022	0.14640	—	—	0.14640	3,072
April 29, 2022	May 31, 2022	0.14640	—	—	0.14640	4,768
May 31, 2022	June 30, 2022	0.14640	—	—	0.14640	6,535
June 29, 2022	July 29, 2022	0.14640	—	—	0.14640	8,147
July 29, 2022	August 31, 2022	0.14640	—	—	0.14640	9,135
August 26, 2022	September 30, 2022	0.14640	—	—	0.14640	10,403
September 30, 2022	October 31, 2022	0.14640	—	—	0.14640	12,097
October 26, 2022	November 30, 2022	0.14640	—	—	0.14640	12,616
October 31, 2022	November 29, 2022	—	—	0.10000	0.10000	8,628
November 30, 2022	December 30, 2022	0.13720	—	—	0.13720	12,449
December 29, 2022	January 31, 2023	0.13620	—	—	0.13620	12,596
December 29, 2022	January 30, 2023	—	—	0.13000	0.13000	12,022
Total		$1.58002	$—	$0.23000	$1.81002	$114,106
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
Through December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2023:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.7680	$118,577	$2.7065	$62,793	$2.6448	$285,572	$0.7412	$380
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.7680	$118,577	$2.7065	$62,793	$2.6448	$285,572	$0.7412	$380

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2022:

	Class I		Class D		Class F
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8294	$46,368	$1.8197	$21,812	$1.8100	$114,106
Net realized gains	—	—	—	—	—	—
Total	$1.8294	$46,368	$1.8197	$21,812	$1.8100	$114,106

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

The following table summarizes the share repurchases completed during the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%

The following table summarizes the share repurchases completed during the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Class I	Class D	Class F	Class S(7)
Per Share Data:
Net asset value, beginning of period	$23.88	$23.88	$23.88	$25.11
Net investment income (1)	2.86	2.80	2.74	0.63
Net unrealized and realized gain (loss) (2)	1.09	1.09	1.08	0.06
Net increase (decrease) in net assets resulting from operations	3.95	3.89	3.82	0.69
Distributions from net investment income (3)	(2.77)	(2.71)	(2.64)	(0.74)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(2.77)	(2.71)	(2.64)	(0.74)
Early repurchase deduction fees (6)	—	—	—	—
Total increase (decrease) in net assets	1.18	1.18	1.18	(0.05)
Net asset value, end of period	$25.06	$25.06	$25.06	$25.06
Shares outstanding, end of period	52,457,511	28,192,719	125,381,461	857,879
Total return based on NAV (4)	17.28%	16.99%	16.70%	2.78%
Ratios:
Ratio of net expenses to average net assets (5)	9.68%	10.02%	10.18%	10.68%
Ratio of net investment income to average net assets (5)	11.73%	11.57%	11.24%	10.20%
Portfolio turnover rate	9.31%	9.31%	9.31%	9.31%
Supplemental Data:
Net assets, end of period	$1,314,775	$706,613	$3,142,475	$21,501
Asset coverage ratio	223.2%	223.2%	223.2%	223.2%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)For the year ended December 31, 2023, amounts are annualized except for excise tax, and capital gains incentive fee.

(6)The per share amount rounds to less than $0.01 per share.
(7)Class S Shares commenced operations on October 1, 2023.

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
(5)For the year ended December 31, 2022, amounts are annualized except for non-recurring expenses. For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 5.42%, 5.55% and 5.93% on Class I, Class D and Class F, respectively, on an annualized basis, excluding the effect of expense support/(recoupment), distribution and/or shareholder servicing fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.30%, 2.46% and 2.66% on Class I, Class D and Class F, respectively, of average net assets.

Note 11. Joint Venture

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM are approximately $200.0 million and $28.6 million, respectively, which correspond to initial membership interests of approximately 87.5% and 12.5%, respectively. The LLC Agreement is effective as of June 1, 2023.

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of December 31, 2023, the Company had contributed $129.7 million and COM had contributed $18.5 million of capital and $70.3 million and $10.1 million of capital remained uncalled from the Company and COM, respectively. As of December 31, 2023, the Company and COM’s membership interests are 87.5% and 12.5%, respectively.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III.

The Company has determined that ULTRA III is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. The Company and COM have equal voting rights with respect to the joint venture. The Company will not consolidate the assets and liabilities of the ULTRA III joint venture.

The Company's investment in ULTRA III is disclosed on the Company’s Schedule of Investments as of December 31, 2023.

ULTRA III, LLC
Schedule of Investments
December 31, 2023
(in thousands)
The following table presents the schedule of investments of ULTRA III as of December 31, 2023

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(5)		SF +	6.00%		11.37%		11/8/2029		$245,500		$239,514		$239,511
											239,514		239,511		169.01%
Medical Equipment and Services
EHOB, LLC (4)(5)		SF +	5.75%		11.13%		12/18/2029		125,000		122,205		122,204
											122,205		122,204		86.23%
Total First Lien Debt											$361,719		$361,715		255.24%
Total Investment Portfolio											$361,719		$361,715		255.24%
Cash and Cash Equivalents
Cash											2,317		2,317		1.63%
Total Cash and Cash Equivalents											$2,317		$2,317		1.63%
Total Portfolio Investments, Cash and Cash Equivalents											$364,036		$364,032		256.87%

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The interest rate floor on these investments as of December 31, 2023 was 1.00%.

The following table presents the selected statement of assets and liabilities information of ULTRA III as of December 31, 2023:

December 31, 2023
ASSETS
Investments at fair value (amortized cost of $361,719 at December 31, 2023)	$361,715
Cash and cash equivalents	2,317
Interest receivable	2,401
Total assets	$366,433
LIABILITIES
Debt	$222,300
Interest payable and other liabilities	2,415
Total liabilities	224,715
MEMBERS’ EQUITY
Members’ Equity	141,718
Total Members’ Equity	141,718
Total liabilities and members’ equity	$366,433

The following table presents the selected statement of operations information of ULTRA III for the year ended December 31, 2023:

Year Ended December 31, 2023
Investment income:
Interest income	$4,887
Total investment income	4,887
Expenses:
Interest expense	(2,159)
Other expenses	(256)
Total expenses	(2,415)
Net investment income	2,472
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	(4)
Net realized and change in unrealized gain (loss) on investments	(4)
Net increase (decrease) in net assets resulting from operations	$2,468

Note 12. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) income or loss recognition on foreign currency transactions; (4) significant debt modifications; and (5) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2023 and 2022, permanent differences were as follows:

	Year Ended December 31,
	2023	2022
Undistributed net investment income (loss)	$(11,599)	$9,805
Accumulated net realized gain (loss)	14,866	(6,922)
Paid In Capital	$3,267	$2,883

During the years ended December 31, 2023 and 2022, permanent differences were principally related to non-deductible offering costs, market discount, and other nondeductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$654,601	$58,947
Net unrealized (appreciation) depreciation	(214,133)	157,391
Realized gain (loss) for tax not included in book income	5,497	1,621
Other non-deductible expenses and excise taxes	3,267	2,884
Other book/tax differences	33,473	(6,506)
Taxable income	$482,705	$214,337

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Distributable ordinary income	$34,049	$37,792
Distributable capital gains/(losses)	(20,701)	(857)
Net unrealized appreciation/(depreciation) on investments	56,742	(157,391)
Total accumulated under-distributed (over-distributed) earnings	$70,090	$(120,456)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Gross unrealized appreciation	$166,817	$71,292
Gross unrealized depreciation	(95,061)	(222,079)
Net unrealized appreciation (depreciation)	$71,756	$(150,787)

Tax cost of investments	$9,217,654	$5,853,583

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains (losses) on foreign currency contracts, market discount, and significant modification of debt securities.

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2023 and 2022, which will be deemed to arise on the first day of the tax year ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
	2023	2022
Short-term	$3,650	$—
Long-term	$9,892	$—

All of the distributions declared during the years ended December 31, 2023 and 2022 were derived from ordinary income, as determined on a tax basis and 86.94% and 89.7%, respectively, of distributed ordinary income qualified as interest related dividends which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2023, except as discussed below.

Subscriptions
The Company received $282.1 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective January 1, 2024.

The Company received $393.2 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective February 1, 2024.

The Company received $307.8 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective March 1, 2024.

Share Repurchases

On February 1, 2024, the Company offered to purchase up to 5% of its Common Shares at a price equal to the net asset value per Share as of March 31, 2024. The offer expired on March 1, 2024. Approximately 2.35 million Common Shares, representing 1.13% of Common Shares outstanding at the beginning of the quarter, were validly tendered and not withdrawn prior to the expiration of the offer.

Distribution Declarations

On January 30, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1547 per Class D share, $0.1494 per Class F share, and $0.1420 per Class S share, all of which are payable on February 29, 2024 to shareholders of record as of January 31, 2024. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on February 29, 2024 to shareholders of record as of January 31, 2024.

On February 29, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1550 per Class D share, $0.1500 per Class F share, and $0.1431 per Class S share, all of which are payable on March 29, 2024 to shareholders of record as of February 29, 2024. Additionally, the Board declared variable supplemental distributions for each class of its Common Shares in the amount of $0.0550 per share, which is payable on March 29, 2024 to shareholders of record as of February 29, 2024.

Financing Transactions

On January 17, 2024, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the “Increasing Lender”), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the our Revolving Credit Facility (defined above).

The Commitment Increase Agreement provides for an increase in the Increasing Lender’s commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $1,275.0 million to $1,300.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows us, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,912.5 million.

On January 25, 2024, the Company entered into that certain Amendment No. 2 to the Credit Agreement (the “Amendment No. 2”) among the Company, as servicer, HLEND Holdings B, L.P., Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, amending HLEND B Funding Facility (defined above).

The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under HLEND B Funding Facility from $1,000.0 million to $1,250.0 million and an extension of the Availability Period (as defined therein) from July 2025 to January 2027 and the Maturity Date (as defined therein) from July 2027 to January 2029. In addition, the Amendment provides that Daily Simple CORRA will be used as the benchmark for loans denominated in Canadian Dollars, and adjusts the definition of Applicable Rate such that the Applicable Rate is calculated as the greater of (x) (i) 2.00% multiplied by the balance of all Broadly Syndicated Loans, plus 2.40% multiplied by the balance of Large Corporate Loans, plus 2.65% multiplied by the balance of all other eligible collateral assets, divided by (ii) the balance of all eligible collateral assets and (y) 2.35%.

On January 30, 2024, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “January 2029 Notes Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $550.0 million in aggregate principal amount of our 6.750% notes due 2029 (the “January 2029 Notes”). The January 2029 Notes will mature on January 30, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Notes Indenture. The January 2029 Notes bear interest at a rate of 6.750% per year payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2024. The January 2029 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the January 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.75% per annum and pays a floating interest rate of SOFR + 2.876% per annum on $550.0 million of the January 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

ULTRA III Maximum Investment

On February 1, 2024 the Company entered into an amendment (“Amendment No. 1”) to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III from $200.0 million and $28.6 million, respectively, to $400.0 million and $57.1 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.

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

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(c) Changes in Internal Controls Over Financial Reporting
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

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustees:
Michael Patterson	1974	Trustee, Chairperson, and Chief Executive Officer	2021
Grishma Parekh	1980	Trustee and President	2021
Independent Trustees:
Randall Lauer	1959	Trustee	2021
Robin Melvin	1963	Trustee	2021
Robert Van Dore	1959	Trustee	2021
Donna Milia	1974	Trustee	2023

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

Interested Trustees

Michael Patterson, Trustee and Chief Executive Officer. Mr. Patterson is a Governing Partner of HPS where he leads the Direct Lending platform. He serves on the Investment Committee and is the Portfolio Manager for the Specialty Loan Funds and the Core Senior Lending Funds and the Chairman and CEO of the Company. Mr. Patterson joined HPS at its inception in 2007, establishing the European business before returning to the United States in 2009. Before joining HPS, Mr. Patterson was with Silver Point Capital in the U.S. and Europe and the Goldman Sachs Principal Investing Area in New York. Prior to his investing career, Mr. Patterson served as an officer in the United States Navy. He serves on the Dean’s Advisory Council for the Radcliffe Institute of Advanced Studies at Harvard. Mr. Patterson holds an AB in Applied Mathematics from Harvard College and an MBA from Stanford University’s Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Patterson joined the Board of the Company in August 2021, and also serves as an Interested Trustee on the Board of HPS Corporate Capital Solutions Fund.

Grishma Parekh, Trustee and President. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending. Prior to joining HPS in 2020, Ms. Parekh spent over twelve years as a Partner and Managing Director at The Carlyle Group. During her tenure at The Carlyle Group, Ms. Parekh was a founding member of the Direct Lending platform, served as Head of Origination for Illiquid Credit, and was a member of the investment committee for the Direct Lending business. Prior to joining The Carlyle Group in 2007, Ms. Parekh was an Investment Banking Associate at JPMorgan where she was responsible for originating, structuring and executing high yield bond and leveraged loan transactions. Ms. Parekh holds a BS in Finance and Information Systems from the Stern School of Business at New York University. Ms. Parekh joined the Board of the Company in August 2021, and also serves as an Interested Trustee on the Board of HPS Corporate Capital Solutions Fund.

Independent Trustees

Randall Lauer, Trustee. Mr. Lauer is the Head of Institutional Sales and Business Development at Academy Securities, Inc. Prior to joining Academy Securities, Inc. in 2022, Mr. Lauer was formerly a Managing Director at Citigroup, where he served from August 1988 until May 2021. During that time, Mr. Lauer held numerous leadership roles across all of Institutional Sales and Trading, including Head of Institutional Markets Sales for the Midwest Region from 2012 to 2021 and Head of Securitized Product Sales for North America from 2018 to 2019. Mr. Lauer has extensive experience with a wide range of fixed income and equity products, including structured credit and all securitized markets. Prior to joining Citigroup, Mr. Lauer was an officer in the United States Marine Corps, where he held leadership billets ranging from platoon commander to company commander and served overseas deployments in Okinawa, Japan, the Republic of South Korea, the Philippine Islands, and Thailand. Mr. Lauer currently serves as a Trustee for Lake Forest College, St. John’s Northwestern Academies and Silent Falcon UAS Technologies. Mr. Lauer holds a BA from Lake Forest College and an MBA from the Kellogg School at Northwestern University. Mr. Lauer joined the Board of the Company in August 2021, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

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

Ms. Melvin is a Board Member of the Bank of New York Mellon Family of Funds, where she is Chairman of the Compensation Committee, Chairman of the Nominating Committee and serves on the Audit Committee for three of the four fund clusters. She is also a member of the Governance Committee for the fund complex. As of March 1, 2023, Ms. Melvin also serves as a Director on the Northwestern Memorial Hospital Board of Directors. Ms. Melvin previously served as a Trustee of Westover School and Chair of the Head Search Committee and Chair of the Finance Committee until June 30, 2023. Ms. Melvin holds an AB from Harvard College and an MBA from Harvard Business School. Ms. Melvin joined the Board of the Company in August 2021, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Donna Milia, Trustee. Ms. Milia served as a Senior Advisor of Galaxy Digital (TSX: GLXY) from 2019 to 2022. From 2017 to 2019, she served as the Chief Financial Officer of Galaxy Digital. In this capacity, Ms. Milia created and built the accounting and reporting infrastructure, operations, accounting policy, public reporting documents and internal control environment and ultimately took the company public on TSX Venture Exchange in 2018. Prior to joining Galaxy Digital, she was a Managing Director at Blackrock responsible for the Finance, Tax, and Accounting Groups since 2005 and served as the Chief Financial Officer and Treasurer of BlackRock Capital Investment Corporation, a publicly-listed business development company (NASDAQ: BKCC) from 2015 to 2017. Prior to BlackRock, she spent six years at The Millburn Corporation in the Accounting Group and three years as an auditor with Grant Thornton LLP. Ms. Milia brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. She holds a B.S. in Accounting from Lehigh University and is a CPA. Ms. Milia joined the Board of the Company in February 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Robert Van Dore, Trustee. Mr. Van Dore was formerly a Partner at Deloitte & Touche LLP (“Deloitte”), where he worked from June 1981 until he retired in June 2021. From 2001 until his retirement, Mr. Van Dore served as the New England Professional Practice Director with responsibility for all accounting and audit technical matters within the region. During his tenure at Deloitte, Mr. Van Dore managed large engagements for, and provided audit services to, some of the firm’s largest clients throughout the United States and Europe. His work spanned multiple industries, including manufacturing, distribution, retail and technology. Mr. Van Dore brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. Mr. Van Dore holds a BA from Williams College and an MS in Accounting from the Stern Graduate School of Business at New York University. Mr. Van Dore joined the Board of the Company in August 2021, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

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

Tyler Thorn, Assistant Secretary. Mr. Thorn is a Managing Director and Attorney at HPS. Prior to joining HPS in 2012, Mr. Thorn was an Associate in the Investment Management Group at Davis Polk & Wardwell LLP, where he advised clients on investment fund structuring, marketing, operations and shareholder communications as well as counseling on regulatory matters. Mr. Thorn holds a BA from Brown University and a JD from Cornell Law School.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to HPS Corporate Lending Fund, c/o HPS Investment Partners, LLC 40 West 57th Street, 33rd Floor, New York, NY 10019, Attention: Chief Compliance Officer.

Committees of the Board

Our Board currently has two committees: an audit committee and a nominating and governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee also has principal oversight of the valuation process used to establish the Company’s NAV. The audit committee is presently composed of four persons, including Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robert Van Dore serves as the chair of the Audit Committee. Our Board has determined that Mr. Van Dore and Ms. Milia each qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

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

The Nominating and Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2023, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 19, 2024:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(3)
Interested Trustees
Michael Patterson	Over $100,000	None
Grishma Parekh	Over $100,000	None
Independent Trustees
Randall Lauer	None	None
Robin Melvin	None	None
Robert Van Dore	None	None
Donna Milia	None	None

1.Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
2.Dollar ranges were determined using the number of shares that are beneficially owned as of March 19, 2024, multiplied by the Company’s net asset value per share as of December 31, 2023.
3.For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Capital Solutions Fund, a BDC managed by the Adviser.

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

			Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
$125,000	$2,500	$1,000	$15,000	$10,000

	Total Compensation earned from the Company for Fiscal Year 2023 (4)	Total Compensation earned from the Fund Complex for Fiscal Year 2023 (5)
Interested Trustees
Michael Patterson (1)	None	None
Grishma Parekh (1)	None	None
Independent Trustees
Randall Lauer (2)	$148,000	$155,925
Robin Melvin (2)	$158,000	$166,610
Robert Van Dore (2)	$163,000	$171,952
Donna Milia (3)	$124,361	$132,286

(1) These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2) Mr. Lauer, Ms. Melvin and Mr. Van Dore joined the Board in August 2021.
(3) Ms. Milia joined the Board in February 2023.
(4) The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(5) For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Capital Solutions Fund, a BDC managed by the Adviser.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 235,739,725 shares outstanding as of March 19, 2024 (excluding March 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing).

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

	Type of Ownership	Number of Shares	Percentage
Interested Trustees
Michael Patterson	Beneficial	199,203	*
Grishma Parekh	Record	19,920	*
Independent Trustees(1)
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees(1)
Robert Busch	—	—	—
Gregory MacCordy	—	—	—
Yoohyun (Kathy) Choi	—	—	—
Tyler Thorn	—	—	—
Other
HPS Investment Partners, LLC (2)	Record	121	*
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
(2) The address for HPS Investment Partners, LLC is 40 West 57th Street, 33rd Floor New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of one year from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or HPS that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the HPS funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the

Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

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

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2023.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31,
	2023	2022
Audit Fee	$785,000	$785,000
Audit-Related Fees(1)	—	—
Tax Fees	259,670	35,732
All Other Fees(2)	—	—
Total Fees	$1,044,670	$820,732

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Sixth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 26, 2022).

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

4.4
Indenture, dated as of January 30, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

4.5
First Supplemental Indenture, dated as of January 30, 2024, relating to the 6.750% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

4.6
Registration Rights Agreement, dated as of January 30, 2024, relating to the 6.750% Notes due 2029, by and among the Company and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., BofA Securities, Inc., Goldman Sachs & Co. LLC, and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024)

4.7	Description of Securities.*

10.1	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023

10.2	Managing Dealer Agreement (incorporated by reference to Exhibit (h)(1) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.3	Distribution and Servicing Plan of the Registrant (incorporated by reference to Exhibit (h)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.4	Transfer Agent Servicing Agreement (incorporated by reference to Exhibit (k)(3) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.5	Multiple Class Plan (incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

10.6	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(6) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.7	Fund Accounting Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.8	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.9	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.10	Escrow Agreement (incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.11
Amended and Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

10.12	Sub-Administration Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on August 31, 2023.

10.13
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

10.14
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

10.15
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

10.16
Amendment No. 1 to Credit Agreement, dated as of September 16, 2022, by and among HLEND Holdings B, L.P., as borrower, HPS Corporate Lending Fund, as servicer, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 21, 2022).

10.17
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

10.18
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

10.19
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

10.20	Second Amended and Restated Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023)

10.21	Revolving Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 4, 2023).

10.22	ULTRA III, LLC Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 7, 2023).

10.23
Amendment Agreement dated as of June 22, 2023 to the Credit Agreement dated as of January 12, 2023 among HPS Corporate Lending Fund, as equity holder, HLEND Holdings C, L.P., as borrower, the Lenders party thereto, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, and U.S. Bank National Association, as U.S. custodian and document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 27, 2023).

10.24
Commitment Increase Agreement, dated as of July 12, 2023, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as an increasing lender, Bank of America, N.A., as an increasing lender, and BNP Paribas, as an increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 12, 2023).

10.25
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

10.26
First Supplement to Master Note Purchase Agreement, dated September 14, 2023, by and among HPS Corporate Lending Fund and the Additional Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 18, 2023).

10.27
Note Purchase Agreement, dated as of October 5, 2023, by and among HLEND CLO 2023-1, LLC, as Issuer, HPS Corporate Lending Fund, as EU/UK Retention Holder, and BofA Securities, Inc., as Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 11, 2023).

10.28
Indenture, dated as of October 5, 2023, by and between HLEND CLO 2023-1, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 11, 2023).

10.29
Collateral Management Agreement, dated as of October 5, 2023, by and between HLEND CLO 2023-1, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 11, 2023).

10.30
Amended and Restated Sale and Contribution Agreement, dated as of October 5, 2023, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2023-1 Investments, LLC, as Intermediate Seller, and HLEND CLO 2023-1, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 11, 2023).

10.31
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated October 30, 2023, by and among HPS Corporate Lending Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 3, 2023).

10.32
Commitment Increase Agreement, dated as of January 17, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank AG New York Branch, as the increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 18, 2024).

10.33
Amendment No. 2 to Credit Agreement, dated as of January 25, 2024, by and among HPS Corporate Lending Fund, as servicer, HLEND Holdings B, L.P., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as collateral custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 26, 2024).

14	Code of Ethics of the Company (incorporated by reference to Exhibit (r)(1) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023)

21.1	Subsidiaries.*

24	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Lending Fund

Date: March 21, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 21, 2024.

Name	Title
/s/ Michael Patterson	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)
Michael Patterson

/s/ Robert Busch	Chief Financial Officer and Principal Accounting Officer
Robert Busch

/s/ Grishma Parekh*	Trustee and President
Grishma Parekh

/s/ Randall Lauer*	Trustee
Randall Lauer

/s/ Robin Melvin*	Trustee
Robin Melvin

/s/ Robert Van Dore*	Trustee
Robert Van Dore

/s/ Donna Milia*	Trustee
Donna Milia

*By: /s/ Tyler Thorn
Tyler Thorn
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Yoohyun K. Choi and Tyler Thorn to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.