Form 10-Q
period 2024-03-31
HPS Corporate Lending Fund
filed 2024-05-15
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 8, 2024 was 6,104,881, 70,019,900 , 34,437,166 and 146,233,540 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $9,628,282 and $9,058,649 at March 31, 2024 and December 31, 2023, respectively)	$9,734,560	$9,145,583
Non-controlled/affiliated investments (amortized cost of $19,582 and $19,639 at March 31, 2024 and December 31, 2023, respectively)	19,721	19,824
Controlled/affiliated investments (amortized cost of $158,113 and $125,513 at March 31, 2024 and December 31, 2023, respectively)	163,291	124,003
Total investments at fair value (amortized cost of $9,805,977 and $9,203,801 at March 31, 2024 and December 31, 2023, respectively)	9,917,572	9,289,410
Cash and cash equivalents	300,662	188,775
Interest receivable from non-controlled/non-affiliated investments	105,191	91,134
Dividend receivable from non-controlled/non-affiliated investments	7	83
Deferred financing costs	37,403	30,825
Deferred offering costs	438	891
Derivative assets, at fair value (Note 6)	5,233	8,353
Receivable for investments	33,205	105,138
Other assets	13,874	811
Total assets	$10,413,585	$9,715,420
LIABILITIES
Debt (net of unamortized debt issuance costs of $23,251 and $11,833 at March 31, 2024 and December 31, 2023, respectively)	$3,826,106	$4,206,900
Payable for investments purchased	98,943	71,339
Interest payable	60,498	58,786
Derivative liabilities, at fair value (Note 6)	12,124	9,104
Due to affiliates	13,780	12,833
Distribution payable (Note 9)	51,674	74,907
Payable for share repurchases (Note 9)	59,526	63,474
Management fees payable (Note 3)	6,649	5,591
Income based incentive fees payable (Note 3)	25,565	20,347
Capital gains incentive fees payable (Note 3)	9,472	3,518
Distribution and/or shareholder servicing fees payable	1,801	1,524
Accrued expenses and other liabilities	237	1,733
Total liabilities	4,166,375	4,530,056
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (246,372,791 and 206,889,570 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	2,464	2,069
Additional paid in capital	6,105,332	5,113,205
Distributable earnings (loss)	139,414	70,090
Total net assets	6,247,210	5,185,364
Total liabilities and net assets	$10,413,585	$9,715,420

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,674,789	$1,314,775
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	66,048,340	52,457,511
Net asset value per share	$25.36	$25.06
Class D Shares:
Net assets	$815,793	$706,613
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	32,172,817	28,192,719
Net asset value per share	$25.36	$25.06
Class F Shares:
Net assets	$3,633,652	$3,142,475
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	143,301,946	125,381,461
Net asset value per share	$25.36	$25.06
Class S Shares:
Net assets	$122,976	$21,501
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	4,849,688	857,879
Net asset value per share	$25.36	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$291,764	$173,642
Payment-in-kind interest income	18,030	4,730
Dividend income	795	—
Other income	1,094	404
From controlled/affiliated investments:
Dividend income	1,819	—
Total investment income	313,502	178,776
Expenses:
Interest expense	86,093	49,963
Management fees	18,339	11,188
Income based incentive fee	25,565	14,248
Capital gains incentive fee	5,954	—
Distribution and/or shareholder servicing fees
Class D	497	275
Class F	4,309	2,835
Class S	184	—
Professional fees	756	919
Board of Trustees’ fees	149	141
Administrative service expenses (Note 3)	822	573
Other general & administrative	2,384	1,651
Amortization of continuous offering costs	453	365
Total expenses	145,505	82,158
Net investment income before excise tax	167,997	96,618
Excise tax expense	(15)	(5)
Net investment income after excise tax	168,012	96,623
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(9,949)	(10,731)
Foreign currency forward contracts	167	(529)
Foreign currency transactions	3,509	(169)
Net realized gain (loss)	(6,273)	(11,429)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,345	77,873
Non-controlled/affiliated investments	(46)	—
Controlled/affiliated investments	6,688	—
Foreign currency forward contracts	12,494	(2,505)
Translation of assets and liabilities in foreign currencies	15,430	(1,533)
Net change in unrealized appreciation (depreciation)	53,911	73,835
Net realized and change in unrealized gain (loss)	47,638	62,406
Net increase (decrease) in net assets resulting from operations	$215,650	$159,029
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$168,012	$96,623
Net realized gain (loss)	(6,273)	(11,429)
Net change in unrealized appreciation (depreciation)	53,911	73,835
Net increase (decrease) in net assets resulting from operations	215,650	159,029
Distributions to common shareholders:
Class I	(39,684)	(20,939)
Class D	(20,018)	(10,276)
Class F	(84,571)	(51,585)
Class S	(2,054)	—
Net decrease in net assets resulting from distributions	(146,327)	(82,800)
Share transactions:
Class I:
Proceeds from shares sold	360,098	21,893
Share transfers between classes	1,333	16,465
Distributions reinvested	13,526	8,526
Repurchased shares, net of early repurchase deduction	(33,211)	(9,192)
Net increase (decrease) from share transactions	341,746	37,692
Class D:
Proceeds from shares sold	96,497	30,400
Share transfers between classes	2,927	—
Distributions reinvested	10,964	4,406
Repurchased shares, net of early repurchase deduction	(10,558)	8
Net increase (decrease) from share transactions	99,830	34,814
Class F:
Proceeds from shares sold	428,057	100,409
Share transfers between classes	(5,691)	(16,465)
Distributions reinvested	43,940	24,524
Repurchased shares, net of early repurchase deduction	(15,757)	(16,585)
Net increase (decrease) from share transactions	450,549	91,883
Class S:
Proceeds from shares sold	98,389	—
Share transfers between classes	1,431	—
Distributions reinvested	578	—
Repurchased shares, net of early repurchase deduction	—	—
Net increase (decrease) from share transactions	100,398	—
Total increase (decrease) in net assets	1,061,846	240,618
Net assets, beginning of period	5,185,364	3,455,272
Net assets, end of period	$6,247,210	$3,695,890

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$215,650	$159,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(25,987)	(77,873)
Net realized (gain) loss on investments	9,949	10,731
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(12,494)	2,505
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(16,775)	1,633
Net accretion of discount and amortization of premium, net	(27,075)	(8,903)
Amortization of deferred financing costs	2,064	1,276
Amortization of debt issuance costs	1,188	295
Amortization of offering costs	453	365
Payment-in-kind interest capitalized	(15,722)	(4,669)
Payment-in-kind dividends capitalized	(761)	—
Purchases of investments	(1,416,804)	(965,575)
Proceeds from sale of investments and principal repayments	848,237	109,331
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(14,057)	(10,782)
Dividend receivable from non-controlled/non-affiliated investments	76	—
Receivable for investments	71,933	(7,922)
Other assets	(13,063)	139
Payable for investments purchased	27,604	46,560
Interest payable	1,712	18,153
Due to affiliates	947	4,595
Management fees payable	1,058	11,188
Income based incentive fees payable	5,218	14,248
Capital gains incentive fees payable	5,954	—
Distribution and/or shareholder servicing fees payable	277	74
Accrued expenses and other liabilities	(1,496)	11,173
Net cash provided by (used in) operating activities	(351,914)	(684,429)
Cash flows from financing activities:
Borrowings on debt	1,267,000	1,470,143
Repayments of debt	(1,600,966)	(815,960)
Deferred financing costs paid	(8,642)	(7,233)
Debt issuance costs paid	(12,606)	(3,646)
Deferred offering costs paid	—	(1,286)
Proceeds from issuance of Common Shares	983,041	152,702
Common Shares repurchased, net of early repurchase deduction	(63,474)	(9,814)
Distributions paid in cash	(100,552)	(54,574)
Net cash provided by (used in) financing activities	463,801	730,332
Net increase (decrease) in cash and cash equivalents	111,887	45,903
Cash and cash equivalents, beginning of period	188,775	74,241
Cash and cash equivalents, end of period	$300,662	$120,144

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$81,129	$31,810
Taxes paid during the period	$1,522	$819
Distribution payable	$51,674	$29,860
Share repurchases accrued but not paid	$59,526	$25,769
Reinvestment of distributions during the period	$69,008	$37,456
Non-cash purchases of investments	$2,016	$19,124
Non-cash sales of investments	$(2,016)	$(19,124)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units			Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
First Lien Debt - Non-Controlled/Non-Affiliated
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(9)				8/4/2028		$5,687		$(84)	$(173)
Arcfield Acquisition Corp (4)(9)	SF +	6.25%	11.54%	8/3/2029		48,760		47,964	47,098
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.10%	8/22/2028	A$	3,614		2,418	2,296
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421		(88)	(91)
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.10%	8/22/2028	A$	41,558		27,906	26,400
Cadence - Southwick, Inc. (4)(6)(10)	SF +	6.75%	12.15%	5/3/2028		11,291		4,992	5,207
Cadence - Southwick, Inc. (4)(10)	SF +	6.75%	12.12%	5/3/2029		41,425		40,360	41,302
Cadence - Southwick, Inc. (4)(10)	SF +	6.00%	11.43%	5/3/2029		3,112		3,053	3,081
Fastener Distribution Holdings, LLC (4)(10)	SF +	6.50%	11.98%	10/1/2025		41,401		41,007	41,006
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864		(143)	(38)
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	6.75%	12.06%	1/9/2030		37,335		36,399	37,290
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	6.75%	12.06%	1/9/2030		7,860		7,719	7,850
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285		(621)	(575)
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	12.84%	11/30/2029		189,377		184,953	185,232
								395,835	395,885	6.34%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	6.50%	11.91%	11/9/2026		15,393		15,126	15,056
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	6.50%	11.91%	11/9/2026		1,198		1,175	1,172
Braya Renewable Fuels (Newfoundland) LP (4)(5)(6)(15)				11/9/2026		1,139		(20)	(25)
								16,281	16,203	0.26%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF +	6.75%	12.23%	12/21/2026		21,451		21,061	21,178
								21,061	21,178	0.34%
Automobiles and Parts
Clarios Global LP (7)	SF +	3.00%	8.33%	5/6/2030		14,963		14,889	15,019
Foundation Automotive Us Corp (4)(10)	SF +	7.75% PIK	13.33%	12/24/2027		4,300		4,252	3,697
Foundation Automotive Corp (4)(5)(10)	SF +	8.25% (incl. 4.25% PIK)	13.82%	12/24/2027		14,146		14,003	12,164
Foundation Automotive Us Corp (4)(10)	SF +	8.25% (incl. 4.25% PIK)	13.82%	12/24/2027		24,083		23,844	20,709
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.24%	2/8/2027		40,493		40,245	40,390
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.24%	2/8/2027		8,501		8,451	8,480
								105,684	100,459	1.61%
Chemicals
Illuminate Buyer, LLC (7)	SF +	3.50%	8.94%	12/31/2029		15,111		14,906	15,147
								14,906	15,147	0.24%
Construction and Materials
Esdec Solar Group B.V. (4)(5)(6)(8)				8/30/2028		€17,183		(351)	8
Esdec Solar Group B.V. (4)(5)(8)	E +	6.00%	9.91%	8/30/2028		€51,291		55,132	55,378
Nexus Intermediate III, LLC (4)(9)	SF +	5.50%	11.18%	12/6/2027		1,061		1,049	1,061
								55,830	56,447	0.90%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.67%	3/21/2028	A$	57,095		36,001	35,939
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	8.25% (incl 4.00% PIK)	12.19%	5/25/2027		44,063	S$	31,773	31,975
American Academy Holdings, LLC (4)(10)	SF +	11.00% (incl 5.25% PIK)	16.44%	6/30/2027		54,692		54,692	54,524
Auctane Inc (4)(9)	SF +	5.75%	11.16%	10/5/2028		24,500		24,500	24,500
Club Car Wash Operating, LLC (4)(6)(10)	SF +	6.00%	11.45%	6/16/2027		39,367		24,780	25,390
Club Car Wash Operating, LLC (4)(10)	SF +	6.00%	11.45%	6/16/2027		12,504		12,328	12,504

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Club Car Wash Operating, LLC (4)(10)	SF +	6.00%	11.45%	6/16/2027	25,588	25,347	25,588
Express Wash Concepts (4)(10)	SF +	6.00%	11.43%	4/30/2027	47,108	46,813	46,875
Express Wash Concepts (4)(10)	SF +	6.00%	11.43%	4/30/2027	26,460	26,290	26,329
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	10.68%	4/9/2029	25,187	24,616	25,029
IXM Holdings, Inc. (4)(11)	SF +	6.50%	11.82%	12/14/2029	18,566	18,300	18,483
IXM Holdings, Inc. (4)(6)(11)				12/14/2029	1,638	(24)	(7)
IXM Holdings, Inc.(4)(6)(11)				12/14/2029	2,184	(31)	(10)
KUEHG Corp. (8)	SF +	5.00%	10.30%	6/12/2030	3,837	3,827	3,853
Learning Care Group, Inc. (8)	SF +	4.75%	10.07%	8/11/2028	1,990	1,964	1,996
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.38%	3/12/2029	46,683	45,592	46,897
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.46%	3/12/2029	12,485	12,393	12,543
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	10.80%	5/18/2029	22,951	22,598	22,918
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.97%	7/25/2028	21,538	21,224	21,432
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.96%	7/25/2028	15,983	15,751	15,904
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.97%	7/25/2028	105,332	103,768	104,814
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175	(73)	(25)
Thrasio LLC (4)(7)(17)	SF +	7.00%		12/18/2026	2,751	2,741	943
Thrasio LLC (4)(10)	SF +	8.00%	13.44%	7/1/2024	162	159	159
Thrasio LLC (4)(10)(17)	SF +	10.00% PIK		7/1/2024	162	161	159
Trugreen Limited Partnership (9)	SF +	4.00%	9.43%	11/2/2027	8,553	8,472	8,341
WMB Holdings Inc (8)	SF +	2.75%	8.08%	11/2/2029	1,750	1,707	1,756
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.68%	12/31/2024	26,045	26,045	25,459
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.68%	12/31/2024	15,343	15,338	14,997
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.68%	12/31/2024	985	985	963
						608,037	610,228	9.77%
Electricity
Hamilton Projects Acquiror, LLC (9)	SF +	4.50%	9.94%	6/17/2027	52,312	48,980	52,553
IP Operating Portfolio I, LLC (4)(7)			7.88%	12/31/2029	27,428	26,937	27,428
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	10.32%	6/27/2025	25,000	24,745	24,744
						100,662	104,725	1.68%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (7)			9.75%	10/15/2025	1,000	991	1,016
						991	1,016	0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	14.72%	2/9/2027	20,123	19,911	19,884
Verscend Holding Corp. (7)	SF +	4.00%	9.44%	8/27/2025	3,929	3,920	3,934
Yes Energy LLC (4)(9)	BS +	5.00%	10.34%	4/21/2028	10,000	9,845	10,082
Yes Energy LLC (4)(9)	BS +	5.00%	10.34%	4/21/2028	26,000	25,488	26,213
						59,164	60,113	0.96%
Food Producers
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	11.43%	2/12/2029	11,279	6,599	6,758
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	11.43%	2/12/2029	89,574	88,201	89,500
Sugar PPC Buyer LLC (4)(10)	SF +	6.00%	11.32%	10/2/2030	16,541	16,184	16,472
Sugar PPC Buyer LLC (4)(10)	SF +	6.00%	11.32%	10/2/2030	59,546	58,301	59,299
						169,285	172,029	2.75%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	11.16%	8/13/2027	41,924	41,358	41,804
Eagle LNG Partners Jacksonville II LLC (4)(14)	SF +	10.38%	15.68%	6/8/2024	620	617	617
						41,975	42,421	0.68%
General Industrials

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
BP Purchaser, LLC (4)(9)	SF +	5.50%	11.08%	12/11/2028		27,443	27,059	26,898
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	11.32%	11/8/2029		75,000	73,249	74,091
Capripack Debtco PLC (4)(5)(10)	E +	7.25% (incl 2.50% PIK)	11.16%	1/3/2030		€13,146	13,876	13,710
Capripack Debtco PLC (4)(5)(10)	E +	7.25% (incl 2.50% PIK)	11.16%	1/3/2030		€70,763	74,692	73,801
Cube Industrials Buyer, Inc. (4)(6)(10)				10/18/2029		5,664	(79)	—
Cube Industrials Buyer, Inc. (4)(10)	SF +	6.00%	11.30%	10/18/2030		49,086	48,397	49,232
Formerra, LLC (4)(10)	SF +	7.25%	12.69%	11/1/2028		4,241	4,131	4,238
Formerra, LLC (4)(6)(10)	SF +	7.25%	12.68%	11/1/2028		12,031	2,108	2,398
Formerra, LLC (4)(10)	SF +	7.25%	12.71%	11/1/2028		105,419	102,743	105,347
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.70%	6/23/2028		11,922	11,836	11,922
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.70%	6/23/2028		49,737	49,189	49,737
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.70%	6/23/2028		4,384	4,353	4,384
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.70%	6/23/2028		13,194	13,099	13,194
TMC Buyer Inc (8)	SF +	6.00%	11.31%	6/30/2028		69,973	63,051	69,185
							487,704	498,137	7.97%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)				8/10/2029	C$	5,587	(79)	—
123Dentist Inc (4)(5)(9)	C +	5.50%	10.79%	8/10/2029	C$	51,609	39,579	38,106
Accelerated Health Systems, LLC (8)	SF +	4.25%	9.70%	2/15/2029		7,931	7,915	5,972
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	12.73%	2/24/2028		41,092	40,550	39,920
Baart Programs, Inc. (4)(10)	SF +	5.00%	10.57%	6/11/2027		10,097	10,034	10,001
Charlotte Buyer Inc (8)	SF +	5.25%	10.57%	2/11/2028		23,875	22,751	23,982
ERC Topco Holdings, LLC (4)(6)(9)	SF +	6.25% (incl 3.25% PIK)	11.83%	11/10/2027		1,000	742	532
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% (incl 3.25% PIK)	11.81%	11/10/2028		25,291	24,949	18,820
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% PIK	11.81%	11/10/2028		414	414	308
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% PIK	11.81%	11/10/2028		6	6	4
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		54,046	(530)	(753)
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		32,427	(318)	(452)
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		13,909	(273)	(194)
MB2 Dental Solutions, LLC (4)(9)	SF +	6.00%	11.32%	2/13/2031		156,084	153,615	153,911
Medline Borrower, LP (8)	SF +	2.75%	8.08%	10/23/2028		15,173	15,052	15,228
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.85%	9/1/2028		4,574	4,485	4,431
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	11.55%	6/3/2030		30,091	29,295	30,009
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	11.55%	6/3/2030		10,030	9,765	10,003
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029		4,032	(104)	(20)
Pediatric Associates Holding Company, LLC (8)	SF +	3.25%	8.69%	12/29/2028		7,698	7,672	6,793
Phoenix Newco Inc (8)	SF +	3.25%	8.69%	11/15/2028		17,522	17,429	17,582
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.43%	3/14/2028		9,234	9,120	9,234
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.43%	3/14/2028		26,950	26,582	26,950
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	11.09%	8/31/2029		108,193	106,639	108,597
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029		8,145	(126)	—
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.96%	12/17/2027		3,931	3,876	3,931
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.96%	12/17/2027		20,626	20,358	20,626
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027		2,695	2,722	2,638
Tivity Health Inc (4)(9)	SF +	6.00%	11.31%	6/28/2029		110,871	108,773	109,489
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(9)	SF +	5.75%	11.06%	7/17/2028		50,098	31,959	31,656
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.07%	7/17/2028		26,481	26,106	25,916

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.07%	7/17/2028	43,180	42,539	42,259
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.58%	12/31/2032	56,433	55,307	55,307
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.56%	12/31/2029	135,630	133,386	133,253
						950,190	944,039	15.11%
Household Goods and Home Construction
LHS Borrower, LLC (8)	SF +	4.75%	10.18%	2/16/2029	6,930	6,881	6,635
Sunset Debt Merger Sub, Inc. (9)	SF +	4.00%	9.44%	10/6/2028	706	612	651
						7,493	7,286	0.12%
Industrial Engineering
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	11.83%	10/2/2029	19,828	19,373	19,664
Radwell Parent, LLC (4)(6)(9)	SF +	6.75%	12.05%	4/3/2028	13,271	2,406	2,654
Radwell Parent, LLC (4)(9)	SF +	6.75%	12.05%	4/2/2029	153,435	149,771	156,504
Roper Industrial Products Investment Co (8)	SF +	4.00%	9.30%	11/22/2029	17,998	17,467	18,126
Standard Industries, Inc. (8)	SF +	2.25%	7.69%	9/22/2028	1,259	1,259	1,261
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.45%	12/1/2027	€4,758	4,949	4,920
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50%	11.99%	12/1/2027	1,000	792	765
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50%	11.99%	12/1/2027	12,081	11,913	11,591
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.45%	12/1/2027	€8,380	9,342	8,665
TK Elevator U.S. Newco, Inc. (5)(8)	SF +	3.50%	8.79%	4/11/2030	12,541	12,386	12,598
Wec US Holdings Ltd (7)	SF +	2.75%	8.08%	1/27/2031	10,000	9,923	10,000
						239,581	246,748	3.95%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(5)(10)	SF +	7.50%	13.07%	9/8/2026	3,060	3,011	3,070
BLY US Holdings Inc. (4)(5)(10)	SF +	7.50%	13.07%	9/8/2026	9,130	8,904	9,294
BLY US Holdings Inc. (4)(5)(10)	SF +	7.50%	13.08%	9/8/2026	12,036	11,698	11,966
						23,613	24,330	0.39%
Industrial Support Services
Acuris Finance US, Inc (8)	SF +	4.00%	9.45%	2/16/2028	13,500	13,414	13,502
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	€6,374	(272)	(272)
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.66%	2/8/2031	€44,620	46,190	46,249
Allied Universal Holdco LLC (8)	SF +	3.75%	9.18%	5/12/2028	2,993	2,986	2,993
Argos Health Holdings, Inc. (4)(9)	SF +	5.75%	11.07%	12/6/2027	652	643	624
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl 4.00% PIK)	13.56%	10/31/2029	113,237	110,631	110,798
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445	(313)	(290)
Becklar, LLC (4)(10)	SF +	6.85%	12.28%	12/21/2026	981	970	968
Becklar, LLC (4)(10)	SF +	6.85%	12.28%	12/21/2026	5,696	5,622	5,618
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558	(107)	—
Captive Resources Midco LLC (4)(9)	SF +	5.75% (incl 3.13% PIK)	11.08%	7/2/2029	94,323	92,957	94,323
CD&R Madison UK Bidco LTD (4)(5)(6)(7)	SN +	8.25%	13.44%	2/28/2030	£9,965	2,259	2,503
CD&R Madison UK Bidco LTD (4)(5)(7)	SN +	8.25% (incl 2.00% PIK)	13.49%	2/28/2030	£45,620	53,311	56,923
CD&R Madison UK Bidco LTD (4)(5)(7)	E +	7.75% (incl 2.00% PIK)	11.70%	2/28/2030	€22,491	23,056	23,943
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(274)	215
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(275)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	6.50%	11.83%	10/1/2029	72,799	71,043	74,255
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	5.75%	11.07%	12/6/2027	815	804	780
Employbridge, LLC (9)	SF +	4.75%	10.34%	7/19/2028	9,782	9,743	8,204
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426	(287)	(286)
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704	(192)	(192)
Empower Payments Investor, LLC (4)(9)	SF +	5.25%	10.48%	3/12/2031	101,946	99,923	99,923

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	10.06%	4/29/2029	25,971	25,480	23,569
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	11.08%	12/16/2030	187,369	184,914	187,238
IG Investments Holdings, LLC (4)(6)(9)				9/22/2027	1,726	(17)	—
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.41%	9/22/2028	22,221	21,976	22,221
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.41%	9/22/2028	1,833	1,820	1,833
NBG Acquisition Corp. (4)(6)(9)	SF +	5.25%	10.71%	11/6/2028	2,876	2,002	1,984
NBG Acquisition Corp. (4)(9)	SF +	5.25%	10.71%	11/6/2028	21,281	21,174	21,005
PG Investment Co 59 Sarl (5)(7)	SF +	3.50%	8.81%	3/26/2031	6,977	6,959	6,999
Planet US Buyer LLC (7)	SF +	3.50%	8.81%	2/7/2031	7,500	7,481	7,533
Royal Buyer, LLC (4)(6)(9)	SF +	6.00%	11.34%	8/31/2028	8,985	5,087	5,140
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(103)	(68)
Royal Buyer, LLC (4)(9)	SF +	6.00%	11.34%	8/31/2028	44,438	43,766	44,005
Royal Buyer, LLC (4)(6)(9)				8/31/2028	23,538	(232)	(229)
Royal Buyer, LLC (4)(9)	SF +	6.00%	11.33%	8/31/2028	70,849	70,160	70,160
Sedgwick Claims Management Services, Inc. (7)	SF +	3.75%	9.08%	2/24/2028	19,157	19,010	19,213
Simplisafe Holding Corporation (4)(6)(9)	SF +	6.25%	11.58%	5/2/2028	15,076	3,772	3,998
Simplisafe Holding Corporation (4)(9)	SF +	6.25%	11.58%	5/2/2028	118,736	117,079	118,736
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.25%	10.68%	9/13/2028	3,579	361	401
Spirit RR Holdings, Inc. (4)(9)	SF +	5.25%	10.65%	9/13/2028	42,994	42,293	42,799
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.25%	10.68%	9/13/2028	5,978	2,900	2,958
TruckPro, LLC (4)(12)	SF +	7.75%	13.44%	8/16/2028	70,356	68,509	69,675
Vaco Holdings, LLC (9)	SF +	5.00%	10.43%	1/21/2029	12,463	12,422	12,349
W3 TopCo LLC (4)(10)	SF +	6.50%	11.83%	3/22/2029	89,928	86,351	86,349
						1,274,996	1,288,649	20.63%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)				5/31/2029	€11,245	(293)	—
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.53%	5/31/2029	€8,096	8,493	8,737
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.53%	5/31/2029	€22,264	23,357	24,027
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338	(183)	(183)
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	11.06%	2/13/2030	11,973	165	165
Truck-Lite Co, LLC (4)(9)	SF +	6.38% (incl 2.50% PIK)	11.68%	2/13/2031	86,373	84,678	84,678
						116,217	117,424	1.88%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(8)	SF +	5.00%	10.32%	7/27/2028	6,965	6,869	7,000
Ascensus Holdings, Inc. (8)	SF +	3.50%	8.94%	8/2/2028	7,623	7,565	7,605
Eisner Advisory Group LLC (8)	SF +	4.00%	9.33%	2/28/2031	6,063	6,003	6,095
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(106)	(48)
More Cowbell II, LLC (4)(6)(9)	SF +	6.00%	11.28%	9/4/2029	7,590	1,264	1,325
More Cowbell II, LLC (4)(9)	SF +	6.00%	11.09%	9/3/2030	50,342	49,418	49,903
Osaic Holdings Inc (7)	SF +	4.50%	9.83%	8/16/2028	12,993	12,938	13,059
RFS OPCO LLC (4)(7)	SF +	5.00%	10.31%	4/4/2031	70,000	69,300	69,300
Transnetwork LLC (8)	SF +	5.50%	10.82%	12/29/2030	48,791	47,847	49,096
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	13.22%	9/22/2028	£23,080	27,241	28,858
						228,339	232,193	3.72%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	12.57%	9/7/2027	1,988	1,977	1,997
						1,977	1,997	0.03%
Life Insurance
Onedigital Borrower LLC (8)	SF +	4.25%	9.68%	11/16/2027	5,865	5,857	5,872
						5,857	5,872	0.09%
Media

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
2080 Media, Inc. (4)(9)	SF +	6.00%	11.31%	3/14/2029	12,618	12,450	12,618
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(182)	—
2080 Media, Inc. (4)(9)	SF +	6.00%	11.31%	3/14/2029	54,353	53,549	54,353
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	12.72%	10/29/2027	2,766	2,440	2,336
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	12.72%	10/29/2027	40,869	40,126	38,596
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.08%	7/2/2027	496	493	496
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.09%	7/2/2027	1,033	1,026	1,033
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.07%	7/2/2027	1,033	1,026	1,033
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.08%	7/2/2027	624	620	624
Associations Inc. (4)(6)(10)	SF +	6.50%	12.09%	7/2/2027	403	204	207
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.09%	7/2/2027	29,681	29,506	29,681
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	11.41%	6/18/2027	1,085	1,073	1,015
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	11.41%	6/18/2027	19,058	18,839	17,837
Circana Group, LP. (4)(6)(9)	SF +	5.75%	11.08%	12/1/2027	9,023	4,922	5,053
Circana Group, LP. (4)(9)	SF +	6.25% (incl 2.75% PIK)	11.58%	12/1/2028	143,563	141,454	143,903
Circana Group, LP. (4)(9)	SF +	5.75%	11.16%	12/1/2028	9,174	9,106	9,157
IEHL US Holdings, Inc. (4)(12)	SF +	7.25%	12.56%	10/29/2029	6,604	6,432	6,590
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.65%	12.91%	10/29/2029	£15,493	18,811	19,506
International Entertainment Investments Ltd (4)(5)(10)	E +	7.25%	11.16%	10/29/2029	€2,540	2,727	2,738
International Entertainment Investments Ltd (4)(5)(10)	E +	7.25%	11.16%	10/29/2029	€3,048	3,181	3,285
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(138)	(17)
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.25%	12.56%	10/29/2029	30,478	29,695	30,413
Mav Acquisition Corporation (8)	SF +	4.75%	10.19%	7/28/2028	15,684	15,486	15,731
Oneteam Partners, LLC (4)(9)	SF +	5.50%	10.93%	9/14/2029	74,063	72,880	74,063
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.93%	7/26/2028	€34,871	35,544	37,455
Renaissance Holding Corp. (8)	SF +	4.25%	9.58%	4/5/2030	7,960	7,803	7,985
Showtime Acquisition, L.L.C. (4)(10)	SF +	7.50%	12.92%	8/7/2028	3,657	3,578	3,622
Showtime Acquisition, L.L.C. (4)(6)(10)				8/7/2028	4,711	(112)	(45)
Showtime Acquisition, L.L.C. (4)(10)	SF +	7.25%	12.67%	8/7/2028	4,263	4,180	4,180
Showtime Acquisition, L.L.C. (4)(10)	SF +	7.50%	12.92%	8/7/2028	63,512	62,001	62,905
						578,720	586,353	9.39%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	12.96%	2/23/2028	21,259	20,893	19,343
Bamboo US BidCo LLC (4)(6)(10)	SF +	6.75% (incl 3.38% PIK)	12.06%	9/30/2030	15,471	1,207	1,438
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(584)	(315)
Bamboo US BidCo LLC (4)(10)	E +	6.75% (incl 3.38% PIK)	10.66%	9/30/2030	€62,119	63,867	66,145
Bamboo US BidCo LLC (4)(10)	SF +	6.75% (incl 3.38% PIK)	12.06%	9/30/2030	82,072	79,809	80,929
Coding Solutions Acquisition, Inc. (4)(6)(9)				5/11/2028	34,900	(825)	(419)
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.50%	10.83%	5/11/2028	22,800	22,478	22,596
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.50%	10.83%	5/11/2028	10,875	3,654	3,709
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.50%	10.83%	5/11/2028	75,106	74,028	74,436
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.75%	11.08%	5/11/2028	9,652	9,437	9,536
Femur Buyer, Inc. (4)(6)(10)				9/18/2029	13,350	(331)	(332)
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	13.58%	3/18/2030	137,576	134,158	134,157

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Limpio Bidco GMBH (4)(5)(7)	E +	6.20%	10.11%	10/31/2030	€66,556	68,602	71,220
PerkinElmer U.S. LLC (4)(10)	SF +	6.75%	12.08%	3/13/2029	111,785	108,441	111,278
PerkinElmer U.S. LLC (4)(10)	SF +	5.75%	11.08%	3/13/2029	62,432	61,264	61,910
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	11.56%	5/12/2029	3,153	581	486
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	11.06%	5/12/2028	9,458	5,545	5,278
Plasma Buyer LLC (4)(9)	SF +	5.75%	11.06%	5/12/2029	83,848	82,573	79,962
Resonetics, LLC (4)(10)	SF +	6.00%	11.33%	4/28/2028	63,354	61,662	62,405
SDC US Smilepay SPV (4)(7)(17)	P +	9.75%		10/27/2025	24,175	20,147	17,602
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.83%	7/6/2029	121,254	118,657	121,185
Zeus Company LLC (4)(6)(9)				2/28/2031	23,088	(344)	(342)
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506	(318)	(318)
Zeus Company LLC (4)(9)	SF +	5.50%	10.81%	2/28/2031	124,100	122,263	122,262
						1,056,864	1,064,151	17.03%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	6.00%	11.31%	11/1/2029	7,988	3,421	3,519
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	10.99%	11/1/2029	39,550	39,302	39,550
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	467	—	—
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	10.96%	11/1/2029	14,236	14,236	14,236
Acrisure LLC (7)	SF +	4.50%	9.83%	11/6/2030	3,990	3,952	4,015
Alera Group, Inc. (4)(9)	SF +	5.25%	10.58%	10/2/2028	21,501	21,348	21,501
Alera Group, Inc. (4)(9)	SF +	5.25%	10.58%	10/2/2028	12,366	12,358	12,366
Alera Group, Inc. (4)(9)	SF +	5.25%	10.58%	10/2/2028	43,614	43,586	43,614
Alera Group (4)(6)(9)	SF +	5.75%	11.08%	10/2/2028	5,196	210	262
Alliant Holdings Intermediate, LLC (8)	SF +	3.50%	8.83%	11/6/2030	18,792	18,673	18,888
AmWINS Group, Inc. (9)	SF +	2.25%	7.69%	2/19/2028	4,585	4,566	4,591
AmWINS Group, Inc. (9)	SF +	2.75%	8.19%	2/19/2028	2,970	2,964	2,979
Amynta Agency Borrower Inc. (7)	SF +	4.25%	9.55%	2/28/2028	20,065	19,582	20,164
BroadStreet Partners, Inc. (7)	SF +	3.75%	9.08%	1/27/2029	9,169	9,096	9,207
Galway Borrower LLC (4)(6)(9)	SF +	5.25%	10.66%	9/29/2028	2,216	331	358
Galway Borrower LLC (4)(9)	SF +	5.25%	10.65%	9/29/2028	60,809	60,395	60,809
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.93%	11/27/2028	22,406	22,201	22,406
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.93%	11/27/2028	48	47	48
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.93%	11/27/2028	9,752	9,690	9,752
Higginbotham Insurance Agency, Inc.(4)(6)(10)				11/24/2028	14,338	(143)	(143)
HUB International Limited (7)			7.25%	6/15/2030	10,517	10,517	10,819
HUB International Limited (9)	SF +	3.25%	8.57%	6/20/2030	13,853	13,711	13,874
Integrity Marketing Acquisition LLC (4)(6)(9)	SF +	6.00%	11.34%	8/27/2026	5,825	354	396
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.36%	8/27/2026	20,644	20,427	20,610
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.46%	8/27/2026	56,827	56,428	56,734
Integrity Marketing Acquisition LLC (4)(6)(10)				8/27/2026	472	(4)	(1)
Jones Deslauriers Insurance Management Inc. (5)(7)			8.50%	3/15/2030	14,487	14,468	15,113
Patriot Growth Insurance Services, LLC (4)(9)	SF +	5.75%	11.20%	10/16/2028	18,174	17,904	18,174
Patriot Growth Insurance Services, LLC (4)(6)(9)				10/16/2028	822	(11)	—
Patriot Growth Insurance Services, LLC (4)(9)	SF +	5.50%	10.95%	10/16/2028	7,168	7,071	7,168
Summit Acquisition Inc. (4)(6)(9)				5/1/2029	6,685	(170)	—
Summit Acquisition Inc. (4)(6)(9)				5/1/2030	10,961	(304)	219
Summit Acquisition Inc. (4)(9)	SF +	6.75%	12.06%	5/1/2030	48,658	47,392	49,631
Truist Insurance Holdings LLC (7)	SF +	3.25%	8.55%	5/6/2031	13,333	13,300	13,328
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.46%	3/25/2027	25,953	25,722	25,711
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027	6,576	(59)	(61)
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.46%	3/25/2027	20,580	20,386	20,389
USI Inc/NY (7)	SF +	3.25%	8.55%	9/27/2030	5,970	5,956	5,983

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							538,903	546,209	8.74%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		6,923	(152)	(79)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	P +	5.00%	13.50%	12/7/2029		6,923	1,237	1,305
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	6.00%	11.33%	12/7/2029		46,038	45,057	45,510
							46,142	46,736	0.75%
Personal Care, Drug and Grocery Stores
Parfums Holding Co Inc (12)	SF +	6.00%	11.57%	6/30/2026		16,413	15,263	16,393
Puma Buyer LLC (4)(8)	SF +	5.50%	10.90%	7/16/2029		61,225	57,830	61,225
Vermont Aus Pty Ltd (4)(5)(9)	SF +	5.65%	10.96%	3/23/2028		15,826	15,550	15,806
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.14%	3/23/2028	A$	35,035	25,693	22,824
							114,336	116,248	1.86%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(390)
Daphne S.P.A. (4)(5)(7)	E +	6.25%	10.16%	5/23/2028		€45,354	47,713	44,496
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(63)	—
Spanx, LLC (4)(9)	SF +	5.25%	10.68%	11/20/2028		29,325	28,918	29,325
							76,462	73,431	1.18%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(6)(9)				8/24/2029		6,340	(93)	—
Advarra Holdings, Inc. (4)(9)	SF +	5.25%	10.58%	8/24/2029		69,283	68,324	69,283
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.10%	11/1/2028		1,341	1,329	1,341
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(23)	—
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.10%	11/1/2028		24,893	24,622	24,893
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028		€8,400	(175)	25
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	6.50%	10.44%	10/27/2028		€82,300	80,448	89,059
Gusto Aus Bidco Pty Ltd (4)(5)(6)(9)	B +	6.50%	10.97%	10/30/2028	A$	11,982	1,907	1,972
Gusto Aus Bidco Pty Ltd (4)(5)(9)	B +	6.50%	10.89%	10/30/2028	A$	118,623	74,333	77,153
							250,672	263,726	4.22%
Real Estate Investment and Services
OEG Borrower LLC (4)(8)	SF +	5.00%	10.43%	6/18/2029		39,400	38,181	39,400
							38,181	39,400	0.63%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	6.50%	10.50%	12/5/2029		€21,626	22,683	22,909
BradyIFS Holdings, LLC (4)(6)(10)				10/31/2029		1,150	(11)	—
BradyIFS Holdings, LLC (4)(6)(10)	SF +	6.00%	11.30%	10/31/2029		1,494	351	369
BradyIFS Holdings, LLC (4)(10)	SF +	6.00%	11.31%	10/31/2029		13,538	13,409	13,565
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.46%	7/28/2027		51,165	49,890	49,999
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.48%	7/28/2027		43,955	42,313	42,953
Petsmart LLC (9)	SF +	3.75%	9.18%	2/11/2028		15,394	15,314	15,378
White Cap Buyer, LLC (8)	SF +	3.75%	9.08%	10/19/2027		9,297	9,263	9,335
							153,212	154,508	2.47%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.47%	6/28/2029		£47,995	55,880	60,565
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.47%	6/28/2029		£91,991	109,956	116,084
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	12.32%	11/7/2029		39,900	38,969	39,405
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029		6,000	(140)	(74)
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.92%	11/7/2029		€18,568	19,397	19,798
Avalara, Inc. (4)(6)(9)				10/19/2028		6,324	(120)	—
Avalara, Inc. (4)(9)	SF +	7.25%	12.56%	10/19/2028		56,918	55,815	57,016
Barracuda Networks Inc (8)	SF +	4.50%	9.81%	8/15/2029		13,827	13,508	13,773
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028		385	(3)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	10.58%	5/14/2029	4,546	4,512	4,546
Calabrio, Inc. (4)(6)(10)				4/16/2027	2,687	—	(6)
Calabrio, Inc. (4)(10)	SF +	7.13%	12.45%	4/16/2027	22,313	22,313	22,265
Calabrio, Inc. (4)(10)	SF +	7.13%	12.45%	4/16/2027	3,273	3,212	3,266
Central Parent Inc (7)	SF +	4.00%	9.31%	7/6/2029	15,000	14,965	15,062
Certinia Inc. (4)(6)(10)				8/3/2029	5,449	(145)	(41)
Certinia Inc. (4)(10)	SF +	7.25%	12.56%	8/3/2029	40,323	39,246	40,019
Cloud Software Group Inc. (8)	SF +	4.50%	9.91%	3/30/2029	13,658	12,768	13,611
Cloud Software Group Inc. (7)			6.50%	3/31/2029	7,740	6,729	7,354
CommerceHub, Inc. (4)(9)	SF +	6.25%	11.73%	12/29/2027	51,141	48,441	50,759
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123	(160)	(24)
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211	(127)	(30)
Coupa Holdings, LLC (4)(9)	SF +	7.50%	12.81%	2/27/2030	79,777	78,197	79,510
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	€9,441	(243)	(255)
Denali Bidco Limited (4)(5)(7)	E +	6.00%	9.83%	8/29/2030	€6,742	7,170	7,282
Denali Bidco Limited (4)(5)(7)	SN +	6.00%	11.22%	8/29/2030	£23,265	28,754	29,354
DS Admiral Bidco, LLC (4)(6)(10)				3/16/2026	966	(5)	(2)
DS Admiral Bidco, LLC (4)(10)	SF +	7.00%	12.30%	3/16/2028	39,246	38,299	39,314
DS Admiral Bidco, LLC (4)(10)	SF +	6.50%	11.80%	3/16/2028	8,830	8,768	8,810
Enverus Holdings Inc (4)(9)	SF +	5.50%	10.83%	12/24/2029	64,577	63,653	64,307
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229	(47)	(14)
Enverus Holdings Inc (4)(6)(9)				12/24/2029	4,913	(70)	(21)
Finthrive Software Intermediate Holdings Inc (8)	SF +	4.00%	9.57%	12/18/2028	12,937	12,743	10,940
GoTo Group Inc (7)	SF +	4.75%	10.17%	4/30/2028	1,008	1,008	777
GoTo Group Inc (7)	SF +	4.75%	10.17%	4/30/2028	1,008	1,008	964
GovCIO Buyer Company (4)(10)	SF +	5.00%	10.32%	8/18/2027	9,581	9,462	9,581
Helios Software Holdings, Inc. (10)	SF +	3.75%	9.25%	3/11/2028	11,761	11,679	11,673
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	10.96%	11/3/2027	1,000	635	618
Huskies Parent, Inc. (4)(9)	SF +	5.50%	10.96%	11/3/2028	25,090	24,753	24,249
LMI Inc/DE (8)	SF +	3.75%	9.18%	10/2/2028	6,246	6,219	6,157
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	11.91%	10/30/2028	77,518	77,518	76,571
Mcafee Corp. (8)	SF +	3.75%	9.18%	3/1/2029	7,860	7,835	7,869
Mitchell Topo Holdings Inc (8)	SF +	3.75%	9.19%	10/15/2028	16,562	16,350	16,587
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	9.42%	2/10/2028	1,789	1,780	1,750
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.71%	10/31/2026	19,161	19,161	18,797
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657	(94)	(22)
Oranje Holdco, Inc. (4)(10)	SF +	7.50%	12.81%	2/1/2029	33,837	33,156	33,677
Peraton Inc. (9)	SF +	3.75%	9.18%	2/1/2028	15,043	14,915	15,059
Perforce Software, Inc. (4)(8)	SF +	4.50%	9.83%	7/1/2026	19,650	19,370	19,439
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	6,068	(118)	—
Ping Identity Holding Corp. (4)(9)	SF +	7.00%	12.33%	10/17/2029	59,003	57,789	60,184
Prism Parent Co., Inc. (4)(6)(9)				9/19/2028	10,833	(184)	108
Prism Parent Co., Inc. (4)(9)	SF +	5.75%	11.08%	9/19/2028	42,683	42,033	43,110
Project Alpha Intermediate Holding, Inc. (8)	SF +	4.75%	10.06%	10/28/2030	15,061	14,778	15,160
Project Ruby Ultimate Parent Corp (9)	SF +	3.25%	8.69%	3/10/2028	12,226	12,109	12,228
Proofpoint, Inc. (8)	SF +	3.25%	8.69%	8/31/2028	2,384	2,384	2,388
Quail Buyer, Inc. (4)(9)	SF +	5.25%	10.72%	10/1/2027	7,293	7,204	7,293
Riley Mergeco LLC (4)(6)(10)				9/23/2027	304	(5)	(5)
Riley Mergeco LLC (4)(10)	SF +	5.50%	10.94%	9/23/2027	1,811	1,787	1,779
Smarsh Inc. (4)(6)(9)	SF +	5.75%	11.06%	2/16/2029	4,286	2,080	2,143
Smarsh Inc. (4)(6)(9)	SF +	5.75%	11.08%	2/16/2029	1,071	414	429
Smarsh Inc. (4)(9)	SF +	5.75%	11.06%	2/16/2029	17,143	16,897	17,143

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Trimech Acquisition Corp. (4)(6)(14)	P +	3.75%	12.25%	3/10/2028	3,289	1,011	1,053
Trimech Acquisition Corp. (4)(10)	SF +	4.75%	10.23%	3/10/2028	21,276	21,055	21,276
Trimech Acquisition Corp. (4)(10)	SN +	4.75%	10.08%	3/10/2028	£36,162	43,801	45,385
UKG Inc (7)	SF +	3.50%	8.81%	2/10/2031	8,147	8,137	8,199
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.49%	4/5/2029	18,948	18,661	18,948
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	8.08%	9/28/2029	10,994	10,940	11,006
Zendesk Inc (4)(6)(9)				11/22/2028	39,321	(664)	387
Zendesk Inc (4)(6)(9)				11/22/2028	17,940	(278)	—
Zendesk Inc (4)(9)	SF +	6.25%	11.57%	11/22/2028	161,380	158,896	162,968
						1,345,717	1,377,501	22.05%
Technology Hardware and Equipment
Altar Bidco, Inc. (8)	SF +	3.10%	7.95%	2/1/2029	8,847	8,793	8,850
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	22,837	(519)	(2,175)
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	12.21%	1/27/2028	5,122	3,872	3,482
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	12.21%	1/27/2028	44,988	44,094	40,703
Excelitas Technologies Corp. (4)(9)	SF +	5.75%	11.16%	8/13/2029	10,003	9,845	10,004
Excelitas Technologies Corp. (4)(7)	E +	5.75%	9.66%	8/13/2029	€5,517	5,573	5,957
Excelitas Technologies Corp. (4)(6)(9)	SF +	5.75%	11.16%	8/14/2028	3,261	2,366	2,408
TechInsights Inc (4)(5)(10)	SF +	6.63%	12.09%	11/9/2027	980	966	979
TechInsights Inc (4)(5)(10)	SF +	6.63%	12.09%	11/9/2027	2,546	2,511	2,543
						77,501	72,751	1.16%
Telecommunications Equipment
Delta Topco, Inc. (9)	SF +	3.75%	9.12%	12/1/2027	6,864	6,734	6,880
Guardian US Holdco LLC (8)	SF +	3.50%	8.81%	1/31/2030	7,940	7,805	7,971
						14,539	14,851	0.24%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	10.44%	8/2/2027	7,710	7,595	7,730
Meriplex Communications, Ltd (4)(6)(9)	SF +	5.00%	10.43%	7/17/2028	4,933	2,888	2,764
Meriplex Communications, Ltd (4)(6)(9)				7/17/2028	1,143	(12)	(39)
Meriplex Communications, Ltd (4)(9)	SF +	5.00%	10.43%	7/17/2028	13,781	13,627	13,306
TA TT Buyer, LLC (8)	SF +	5.00%	10.30%	4/2/2029	14,774	14,663	14,854
						38,761	38,615	0.62%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)	SN +	6.00%	11.23%	9/8/2028	£2,437	310	(134)
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.20%	9/8/2028	£7,749	10,097	8,278
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.20%	9/8/2028	£4,509	5,908	4,818
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.24%	9/8/2028	£4,676	6,121	4,996
Fertitta Entertainment LLC (8)	SF +	3.75%	9.08%	1/27/2029	9,929	9,643	9,964
Havila Kystruten Operations AS (4)(5)(15)	E +	9.50% (incl 3.50% PIK)	13.43%	7/27/2026	€18,954	21,018	20,965
Havila Kystruten Operations AS (4)(5)(15)	E +	9.50% (incl 3.50% PIK)	13.43%	10/26/2024	€3,716	4,121	4,232
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	13.93%	3/27/2028	137,822	135,097	141,592
						192,315	194,711	3.12%
Total First Lien Debt - Non-Controlled/Non-Affiliated						9,448,003	9,551,717	152.90%
First Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(17)(18)	SF +	7.50% PIK		5/1/2028	$5,625	$5,476	$5,625
						5,476	5,625	0.09%
Total First Lien Debt - Non-Controlled/Affiliated						5,476	5,625	0.09%
Total First Lien Debt						$9,453,479	$9,557,342	152.99%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Second Lien Debt - Non-Controlled/Non-Affiliated
Consumer Services
Asurion Corporation (7)	SF +	5.25%	10.69%	1/31/2028	$4,132	$4,095	$3,747
						4,095	3,747	0.06%
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	13.57%	8/11/2028	10,000	9,464	9,943
						9,464	9,943	0.16%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(8)	SF +	8.25%	13.56%	4/29/2030	9,000	8,820	7,889
						8,820	7,889	0.13%
Software and Computer Services
Cloud Software Group Inc (7)			9.00%	9/30/2029	4,659	3,817	4,474
UKG Inc (8)	SF +	5.25%	10.68%	5/3/2027	8,420	8,345	8,510
						12,162	12,984	0.21%
Total Second Lien Debt - Non-Controlled/Non-Affiliated						34,541	34,563	0.55%
Second Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(17)(18)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
Total Second Lien Debt - Non-Controlled/Affiliated						1,881	1,932	0.03%
Total Second Lien Debt						$36,422	$36,495	0.58%

Other Secured Debt
Other Secured Debt - Non-Controlled/Non-Affiliated
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.83%	3/15/2027	$65,000	$63,720	$63,719
Total Other Secured Debt - Non-Controlled/Non-Affiliated						$63,720	$63,719	1.02%

Unsecured Debt - Non-Controlled/Non-Affiliated
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)			15.00% PIK	7/16/2029	$13,891	$13,891	$13,891
						13,891	13,891	0.22%
Health Care Providers
Vetcor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	291	287	272
Vetcor Group Holdings LLC (4)(7)			14.75% PIK	9/3/2030	248	242	242
Vetcor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	925	910	864
						1,439	1,378	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	102	100	99
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	184	179	180
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	1,080	1,064	1,055
						1,343	1,334	0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,785	6,168
						5,785	6,168	0.10%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)			5.50%	5/1/2026	7,000	7,065	6,899
						7,065	6,899	0.11%
Total Unsecured Debt - Non-Controlled/Non-Affiliated						$29,523	$29,670	0.47%

Structured Finance - Non-Controlled/Non-Affiliated
Structured Finance Investments
ALM 2020 Ltd (5)(7)	SF +	6.26%	11.58%	10/15/2029	$3,330	$3,050	$3,332
AMMC CLO 21 Ltd (5)(7)	SF +	3.10%	8.68%	11/2/2030	2,150	1,935	2,162
AMMC CLO 21 Ltd (5)(7)	SF +	6.76%	12.08%	11/2/2030	4,126	3,682	3,921
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.98%	7/27/2031	1,200	949	1,131
Catskill Park CLO Ltd (5)(7)	SF +	6.26%	11.58%	4/20/2029	1,350	1,235	1,347
CENT CLO 16, L.P. (5)(7)	SF +	8.07%	13.39%	7/24/2034	3,000	2,828	2,841
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	2,021
Marble Point CLO XI Ltd (5)(7)	SF +	3.06%	8.36%	12/18/2030	1,850	1,578	1,783
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	15.34%	10/24/2034	2,500	2,345	2,500
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	12.11%	1/15/2033	1,469	1,294	1,476
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.66%	12.24%	1/15/2032	3,000	2,658	2,971
Voya CLO Ltd (5)(7)	SF +	3.81%	9.13%	4/17/2030	1,500	1,341	1,489
						25,186	26,974	0.43%
Total Structured Finance - Non-Controlled/Non-Affiliated						$25,186	$26,974	0.43%

Equity Investments
Equity Investments - Non-Controlled/Non-Affiliated
Consumer Services
CG Parent Intermediate Holdings, Inc. - Preferred Shares (4)					2,000	$1,940	$2,096
Club Car Wash Preferred, LLC (4)(6)			15.00% PIK		8,817	5,569	5,569
Rapid Express Preferred, LLC (4)(6)			15.00% PIK		2,784	928	928
Club Car Wash Preferred, LLC (4)			15.00% PIK		10,861	10,861	10,861
Rapid Express Preferred, LLC (4)			15.00% PIK		4,983	4,983	4,983
						24,281	24,437	0.39%
Electricity
IP Operating Portfolio I, LLC (4)					3	68	225
						68	225	—%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)					—	—	—
						—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)					2,000	1,960	2,097
						1,960	2,097	0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)			8.00%		1,000	1,000	1,158
						1,000	1,158	0.02%
Total Equity Investments - Non-Controlled/Non-Affiliated						27,309	27,917	0.45%
Equity Investments - Non-Controlled/Affiliated
Industrial Support Services

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Southern Graphics Holdings LLC (4)(18)				274	$2,333	$2,333
					2,333	2,333	0.04%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(18)(19)				10,101	9,892	9,831
					9,892	9,831	0.16%
Total Equity Investments - Non-Controlled/Affiliated					12,225	12,164	0.19%
Total Equity Investments					$39,534	$40,081	0.64%

Investments in Joint Ventures
Investments in Joint Ventures - Controlled/Affiliated
ULTRA III, LLC (5)(18)					$158,113	$163,291
Total Investments in Joint Ventures - Controlled/Affiliated					$158,113	$163,291	2.61%

Total Investments - Non-Controlled/Non-Affiliated					$9,628,282	$9,734,560	155.82%
Total Investments - Non-Controlled/Affiliated					$19,582	$19,721	0.32%
Total Investments - Controlled/Affiliated					$158,113	$163,291	2.61%
Total Investment Portfolio					$9,805,977	$9,917,572	158.75%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)				145,891	$145,891	$145,891
Cash					154,771	154,771
Total Cash and Cash Equivalents					$300,662	$300,662	4.81%
Total Investment Portfolio, Cash and Cash Equivalents					$10,106,639	$10,218,234	163.56%
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 18.0% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	$54,046	$(753)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	387
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,900	(419)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	32,427	(452)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	(575)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	23,538	(229)
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	23,088	(342)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(2,175)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	(318)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	(315)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,374	(371)
Esdec Solar Group B.V.	1st Lien Senior Secured Delayed Draw Loan	18,544	8
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,426	(286)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,338	(143)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,977	—
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(194)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	13,817	(192)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	(290)
Femur Buyer, Inc.	1st Lien Senior Secured Revolving Loan	13,350	(332)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,574	(227)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,136	—
SimpliSafe Holding Corporation	1st Lien Senior Secured Delayed Draw Loan	11,078	—
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	219
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	108
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	215
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	—
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(192)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	9,625	(7)
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	10,189	(255)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	9,338	(183)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	5,821	(15)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	9,065	25
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	—
CD&R Madison UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	9,939	(105)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	(24)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	7,069	(63)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,000	(68)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,923	(79)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	(38)
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	—
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(61)
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	6,879	(272)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	—
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	—
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	(30)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	6,189	(62)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	6,022	(33)
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	6,000	(74)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	5,687	(173)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Cube Industrials Buyer, Inc.	1st Lien Senior Secured Revolving Loan	5,664	—
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	4,125	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	5,538	(64)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	(48)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	(41)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,535	(91)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	5,419	(9)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	(25)
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	(17)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	4,936	3
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,913	(21)
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	(45)
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(22)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	4,511	(4)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	4,469	—
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(20)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,294	(390)
Circana Group, LP.	1st Lien Senior Secured Revolving Loan	3,970	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	3,783	(159)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,758	(37)
Club Car Wash Preferred, LLC	Preferred Equity	3,248	—
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,229	(14)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,161	(14)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,993	(14)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	2,687	(6)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	2,522	(116)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,237	—
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,184	(10)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,738	(420)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	—
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	1,999	(69)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	1,858	—
Rapid Express Preferred, LLC	Preferred Equity	1,856	—
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,726	—
IXM Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,638	(7)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	1,152	(110)
BradyIFS Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,150	—
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	1,143	(39)
Braya Renewable Fuels (Newfoundland) LP	1st Lien Senior Secured Delayed Draw Loan	1,139	(25)
BradyIFS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	1,128	2
DS Admiral Bidco, LLC	1st Lien Senior Secured Revolving Loan	966	(2)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	855	(11)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	848	(1)
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	822	—
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	643	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	472	(1)
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	467	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	353	(10)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(5)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	277	(15)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(55)
Associations Inc.	1st Lien Senior Secured Revolving Loan	196	—
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	195	(8)
Total		$886,629	$(10,325)
(7)    There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(10)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(11)The interest rate floor on these investments as of March 31, 2024 was 1.25%.
(12)The interest rate floor on these investments as of March 31, 2024 was 1.50%.
(13)The interest rate floor on these investments as of March 31, 2024 was 1.75%.
(14)The interest rate floor on these investments as of March 31, 2024 was 2.00%.
(15)The interest rate floor on these investments as of March 31, 2024 was 2.50%.
(16)The interest rate floor on these investments as of March 31, 2024 was 3.00%.
(17)Loan was on non-accrual status as of March 31, 2024.
(18)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of March 31, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of March 31, 2024	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$9,947	$—	$(57)	$—	$—	$9,890	$—
SLF V AD1 Holdings, LLC	9,877	—	—	(46)	—	9,831	—
Total Non-Controlled/Affiliated Investments	$19,824	$—	$(57)	$(46)	$—	$19,721	$—
Controlled/Affiliated Investments
ULTRA III, LLC	$124,003	$35,000	$(2,400)	$6,688	$—	$163,291	$1,819
Total Controlled/Affiliated Investments	$124,003	$35,000	$(2,400)	$6,688	$—	$163,291	$1,819
(19)These investments are not pledged as collateral under the Credit Facilities and/or 2023 CLO Secured Notes.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 3,343	Euro 3,083	Goldman Sachs Bank USA	9/23/2024	$(9)
U.S. Dollars 248	Euro 224	Goldman Sachs Bank USA	6/23/2025	1
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	75
U.S. Dollars 177,612	Euro 163,379	Goldman Sachs Bank USA	12/23/2024	(828)
U.S. Dollars 10,841	Euro 9,948	Goldman Sachs Bank USA	6/21/2024	70
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(1,095)
U.S. Dollars 7,472	British Pound 6,079	Goldman Sachs Bank USA	9/23/2024	(207)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	(20)
U.S. Dollars 2,601	British Pound 2,109	Goldman Sachs Bank USA	3/21/2025	(67)
U.S. Dollars 88	British Pound 69	Goldman Sachs Bank USA	6/21/2024	1
U.S. Dollars 32,604	Singaporean Dollars 43,183	Goldman Sachs Bank USA	12/23/2024	221
U.S. Dollars 3,077	Singaporean Dollars 4,117	Goldman Sachs Bank USA	6/21/2024	15
U.S. Dollars 101,171	Euro 89,721	SMBC Capital Markets, Inc.	9/23/2025	1,916
U.S. Dollars 161,354	Euro 148,103	SMBC Capital Markets, Inc.	6/21/2024	1,032
U.S. Dollars 50,229	Euro 45,512	SMBC Capital Markets, Inc.	3/21/2025	309
U.S. Dollars 48,042	Australian Dollars 72,501	SMBC Capital Markets, Inc.	6/21/2024	659
U.S. Dollars 4,524	Canadian Dollars 6,097	SMBC Capital Markets, Inc.	6/21/2024	18
U.S. Dollars 132,929	British Pound 104,236	SMBC Capital Markets, Inc.	6/21/2024	1,338
Canadian Dollars 128	U.S. Dollars 94	SMBC Capital Markets, Inc.	6/21/2024	—
Euro 829	U.S. Dollars 901	SMBC Capital Markets, Inc.	6/21/2024	(31)
British Pound 987	U.S. Dollars 1,248	SMBC Capital Markets, Inc.	6/21/2024	(2)
Australian Dollars 3,479	U.S. Dollars 2,279	SMBC Capital Markets, Inc.	6/21/2024	(6)
Total				$3,390
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(1,045)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(945)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(1,660)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,282)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	148
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	867
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(6,364)
Total Interest Rate Swaps						$(10,281)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
First Lien Debt - Non-Controlled/Non-Affiliated
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(9)				8/4/2028		$5,687	$(89)	$(228)
Arcfield Acquisition Corp (4)(9)	SF +	6.25%	11.64%	8/3/2029	48,883		48,042	46,696
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.11%	8/22/2028	A$	3,614	2,415	2,374
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421	(93)	(132)
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.11%	8/22/2028	A$	41,558	27,867	27,304
Cadence - Southwick, Inc. (4)(6)(10)	SF +	6.75%	12.22%	5/3/2028	11,291		2,717	2,852
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Cadence - Southwick, Inc. (4)(10)	SF +	6.75%	12.24%	5/3/2029	41,529		40,408	40,998
Cadence - Southwick, Inc. (4)(10)	SF +	6.00%	11.47%	5/3/2029	3,120		3,058	3,058
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028	6,864		(152)	(94)
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	6.75%	12.10%	1/9/2030	37,429		36,451	36,988
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	6.75%	12.10%	1/9/2030	7,880		7,732	7,787
Sequa Corp (4)(6)(10)				11/23/2027	13,676		(542)	(135)
Sequa Corp (4)(10)	SF +	7.00%	12.37%	11/24/2028	127,027		121,623	125,770
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029	26,285		(648)	(648)
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	12.88%	11/30/2029	187,888		183,258	183,255
							472,047	475,845	9.18%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	6.50%	11.95%	11/9/2026	17,091		16,765	16,765
Braya Renewable Fuels (Newfoundland) LP (4)(5)(6)(15)				11/9/2026	1,139		(22)	(22)
							16,743	16,743	0.32%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF +	6.75%	12.21%	12/21/2026	21,772		21,341	21,341
							21,341	21,341	0.41%
Automobiles and Parts
Clarios Global LP (7)	SF +	3.75%	9.11%	5/6/2030	14,963		14,886	15,015
Foundation Automotive Us Corp (4)(10)	SF +	7.75%	13.41%	12/24/2027	4,300		4,249	3,865
Foundation Automotive Corp (4)(5)(10)	SF +	7.75%	13.36%	12/24/2027	13,689		13,536	12,306
Foundation Automotive Us Corp (4)(10)	SF +	7.75%	13.36%	12/24/2027	33,889		33,514	30,466
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.27%	2/8/2027	40,597		40,326	40,234
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.27%	2/8/2027	8,523		8,468	8,447
Tenneco Inc (8)	SF +	4.75%	10.22%	11/17/2028	2,992		2,424	2,624
							117,403	112,957	2.18%
Chemicals
Illuminate Buyer, LLC (7)	SF +	3.50%	8.97%	6/30/2027	15,111		14,972	15,157
							14,972	15,157	0.29%
Construction and Materials
Esdec Solar Group B.V. (4)(5)(6)(8)				8/30/2028	€17,183		(361)	(164)
Esdec Solar Group B.V. (4)(5)(8)	E +	6.00%	9.97%	8/30/2028	€51,420		55,215	56,271
Nexus Intermediate III, LLC (4)(6)(9)				12/6/2027	300		(3)	—
Nexus Intermediate III, LLC (4)(9)	SF +	5.50%	11.36%	12/6/2027	1,064		1,051	1,064
							55,902	57,171	1.10%
Consumer Services
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	8.25% (incl 4.00% PIK)	11.70%	5/25/2027	44,063	S$	31,713	32,862
American Academy Holdings, LLC (4)(10)	SF +	11.00% (incl 5.25% PIK)	16.47%	1/2/2025	54,019		54,019	53,914
Auctane Inc (4)(9)	SF +	5.75%	11.23%	10/5/2028	24,563		24,563	24,478
Club Car Wash Operating, LLC (4)(6)(10)	SF +	6.50%	12.00%	6/16/2027	40,289		25,670	26,066
Club Car Wash Operating, LLC (4)(10)	SF +	6.50%	12.00%	6/16/2027	12,958		12,762	12,879
Club Car Wash Operating, LLC (4)(10)	SF +	6.50%	12.00%	6/16/2027	26,517		26,248	26,355
Ensemble RCM LLC (7)	SF +	3.75%	9.23%	8/3/2026	1,979		1,974	1,985
Express Wash Concepts (4)(10)	SF +	6.00%	11.46%	4/30/2027	47,227		46,908	46,662
Express Wash Concepts (4)(10)	SF +	6.00%	11.46%	4/30/2027	26,528		26,344	26,210
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	10.71%	4/9/2029	25,250		24,650	24,831
IXM Holdings, Inc. (4)(11)	SF +	6.50%	11.86%	12/14/2029	18,566		18,289	18,289
IXM Holdings, Inc. (4)(6)(11)				12/14/2029	1,638		(25)	(24)
IXM Holdings, Inc.(4)(6)(11)	SF +	6.50%	11.86%	12/14/2029	2,184		568	568
Learning Care Group, Inc. (8)	SF +	4.75%	10.14%	8/11/2028	1,995		1,967	2,010

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.38%	3/12/2029	46,800	45,651	46,859
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.54%	3/12/2029	12,517	12,420	12,533
PECF USS Intermediate Holding III Corporation (8)	SF +	4.25%	9.89%	12/15/2028	14,712	14,645	11,558
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	10.85%	5/18/2029	23,009	22,638	22,846
Spotless Brands, LLC (4)(10)	SF +	6.50%	12.02%	7/25/2028	21,593	21,260	21,670
Spotless Brands, LLC (4)(10)	SF +	6.50%	12.03%	7/25/2028	16,023	15,777	16,080
Spotless Brands, LLC (4)(10)	SF +	6.50%	12.03%	7/25/2028	105,600	103,951	105,979
Spotless Brands, LLC (4)(6)(10)	SF +	6.50%	11.96%	7/25/2028	5,175	1,040	1,118
Thrasio LLC (4)(7)(16)	SF +	7.00%		12/18/2026	2,912	2,903	1,715
Trugreen Limited Partnership (9)	SF +	4.00%	9.46%	11/2/2027	8,575	8,488	8,298
WMB Holdings Inc (8)	SF +	3.25%	8.71%	11/2/2029	1,889	1,841	1,896
Zips Car Wash, LLC (4)(10)	SF +	7.25%	12.71%	3/1/2024	26,027	26,025	25,942
Zips Car Wash, LLC (4)(10)	SF +	7.25%	12.71%	3/1/2024	15,336	15,308	15,286
Zips Car Wash, LLC (4)(10)	SF +	7.25%	12.71%	3/1/2024	984	984	981
						588,581	589,846	11.38%
Electricity
Hamilton Projects Acquiror, LLC (9)	SF +	4.50%	9.97%	6/17/2027	55,588	51,772	55,914
IP Operating Portfolio I, LLC (4)(7)			7.88%	12/31/2029	27,428	26,919	27,154
						78,691	83,068	1.60%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (7)			9.75%	10/15/2025	1,000	989	1,015
						989	1,015	0.02%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	L +	9.25% PIK	14.69%	2/9/2027	19,395	19,164	19,032
Verscend Holding Corp. (7)	SF +	4.00%	9.47%	8/27/2025	3,939	3,928	3,957
Yes Energy LLC (4)(9)	BS +	5.00%	10.46%	4/21/2028	10,000	9,836	10,004
Yes Energy LLC (4)(9)	BS +	5.00%	10.46%	4/21/2028	26,000	25,458	26,010
						58,386	59,003	1.14%
Food Producers
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	11.46%	2/12/2029	11,279	5,744	5,805
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	11.46%	2/12/2029	89,801	88,354	88,876
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030	16,541	(366)	(359)
Sugar PPC Buyer LLC (4)(10)	SF +	6.00%	11.34%	10/2/2030	59,546	58,254	58,254
						151,986	152,576	2.94%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	11.20%	8/13/2027	43,439	42,809	42,991
Eagle LNG Partners Jacksonville II LLC (4)(14)	SF +	9.88%	15.22%	6/8/2024	620	613	613
						43,422	43,604	0.84%
General Industrials
BP Purchaser, LLC (4)(9)	SF +	5.50%	11.14%	12/11/2028	27,513	27,108	26,815
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	11.37%	11/8/2029	75,000	73,171	73,170
Cube Industrials Buyer, Inc. (4)(6)(10)				10/18/2029	5,664	(82)	(82)
Cube Industrials Buyer, Inc. (4)(10)	SF +	6.00%	11.40%	10/18/2030	49,086	48,371	48,371
Formerra, LLC (4)(10)	SF +	7.25%	12.81%	11/1/2028	4,252	4,136	4,210
Formerra, LLC (4)(6)(10)				11/1/2028	12,031	(315)	(117)
Formerra, LLC (4)(10)	SF +	7.25%	12.78%	11/1/2028	105,686	102,857	104,660
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	11,952	11,861	11,871
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	49,864	49,282	49,526
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	4,395	4,362	4,365
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	13,228	13,127	13,138
TMC Buyer Inc (8)	SF +	6.00%	11.47%	6/30/2028	70,148	62,802	69,403
						396,680	405,330	7.82%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Health Care Providers
123Dentist Inc (4)(5)(6)(9)				8/10/2029	C$	7,211	(101)	(55)
123Dentist Inc (4)(5)(9)	C +	5.50%	10.94%	8/10/2029	C$	50,116	38,465	37,435
Accelerated Health Systems, LLC (8)	SF +	4.25%	9.75%	2/15/2029		7,951	7,935	6,722
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	12.73%	2/24/2028		41,092	40,516	38,936
Baart Programs, Inc. (4)(10)	SF +	5.00%	10.61%	6/11/2027		10,123	10,055	9,809
Charlotte Buyer Inc (8)	SF +	5.25%	10.61%	2/11/2028		28,560	27,129	28,714
ERC Topco Holdings, LLC (4)(6)(9)	SF +	6.25% (incl 3.25% PIK)	11.91%	11/10/2027		1,000	420	304
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% (incl 3.25% PIK)	11.86%	11/10/2028		25,291	24,931	21,444
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% PIK	11.86%	11/10/2028		203	203	172
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027		9,108	8,979	9,052
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027		86,591	85,394	86,054
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027		34,429	33,987	34,216
MB2 Dental Solutions, LLC (4)(6)(10)	SF +	6.50%	11.96%	1/29/2027		12,490	8,177	8,448
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027		68,490	67,136	67,812
Medline Borrower, LP (8)	SF +	3.00%	8.47%	10/23/2028		19,648	19,482	19,769
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.90%	9/1/2028		4,586	4,491	4,434
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.50%	11.97%	6/3/2030		30,166	29,336	29,744
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.50%	11.97%	6/3/2030		10,055	9,779	9,915
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029		4,032	(109)	(61)
Pediatric Associates Holding Company, LLC (8)	SF +	3.25%	8.72%	12/29/2028		7,717	7,690	7,486
Phoenix Newco Inc (8)	SF +	3.25%	8.72%	11/15/2028		17,567	17,469	17,692
Pinnacle Fertility, Inc. (4)(6)(9)	SF +	5.00%	10.43%	3/14/2028		12,383	9,078	9,184
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.43%	3/14/2028		27,019	26,626	26,857
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	11.14%	8/31/2029		108,193	106,567	107,507
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029		8,145	(132)	(52)
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	11.00%	12/17/2027		3,941	3,882	3,941
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	11.00%	12/17/2027		20,679	20,392	20,679
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027		2,695	2,724	2,636
Tivity Health Inc (4)(9)	SF +	6.00%	11.35%	6/28/2029		111,153	108,949	108,628
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(9)	SF +	5.75%	11.13%	7/17/2028		50,181	32,006	31,265
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.16%	7/17/2028		26,548	26,150	25,732
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.15%	7/17/2028		43,290	42,610	41,959
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.61%	12/31/2029		135,630	133,289	134,827
							953,505	951,205	18.34%
Household Goods and Home Construction
LHS Borrower, LLC (8)	SF +	4.75%	10.21%	2/16/2029		6,948	6,896	6,301
Sunset Debt Merger Sub, Inc. (9)	SF +	4.00%	9.47%	10/6/2028		707	609	636
							7,505	6,937	0.13%
Industrial Engineering
Emerson Climate Technologies Inc (7)	SF +	3.00%	8.36%	5/31/2030		13,957	13,851	14,023
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	11.86%	10/2/2029		19,878	19,401	19,401
Radwell Parent, LLC (4)(6)(9)	SF +	6.75%	12.10%	4/3/2028		13,271	2,390	2,654
Radwell Parent, LLC (4)(9)	SF +	6.75%	12.10%	4/2/2029		153,824	149,966	156,200
Roper Industrial Products Investment Co (8)	SF +	4.00%	9.35%	11/22/2029		18,044	17,488	18,106
Standard Industries, Inc. (8)	SF +	2.25%	7.72%	9/22/2028		1,264	1,264	1,268
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.46%	12/1/2027		€4,758	4,943	4,975
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50%	12.04%	12/1/2027		1,000	713	678
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50%	12.04%	12/1/2027		12,081	11,902	11,481

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.46%	12/1/2027	€8,380	9,333	8,762
TK Elevator U.S. Newco, Inc. (5)(8)	SF +	3.50%	9.38%	7/30/2027	12,573	12,439	12,617
Wec US Holdings Ltd (8)	SF +	3.75%	9.11%	8/1/2025	3,955	3,925	3,973
						247,615	254,138	4.90%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(5)(10)	SF +	7.50%	13.12%	9/8/2026	3,060	3,006	2,986
BLY US Holdings Inc. (4)(5)(10)	SF +	7.50%	13.12%	9/8/2026	9,130	8,881	8,909
						11,887	11,895	0.23%
Industrial Support Services
Acuris Finance US, Inc (8)	SF +	4.00%	9.50%	2/16/2028	13,500	13,408	13,515
Allied Universal Holdco LLC (8)	SF +	3.75%	9.21%	5/12/2028	3,001	2,993	2,993
Argos Health Holdings, Inc. (4)(9)	SF +	5.75%	11.15%	12/6/2027	653	644	629
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl 4.00% PIK)	13.63%	10/31/2029	112,091	109,368	109,368
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445	(327)	(327)
Becklar, LLC (4)(10)	SF +	6.85%	12.30%	12/21/2026	986	974	978
Becklar, LLC (4)(10)	SF +	6.85%	12.30%	12/21/2026	5,725	5,644	5,676
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558	(113)	—
Captive Resources Midco LLC (4)(9)	SF +	5.75% (incl 3.13% PIK)	11.10%	7/2/2029	93,197	91,762	94,129
CD&R Madison UK Bidco LTD (4)(5)(6)(7)	SN +	8.25%	13.47%	2/28/2030	£9,965	2,252	2,394
CD&R Madison UK Bidco LTD (4)(5)(7)	SN +	8.25% (incl 2.00% PIK)	13.48%	2/28/2030	£45,394	53,009	56,599
CD&R Madison UK Bidco LTD (4)(5)(7)	E +	7.75% (incl 2.00% PIK)	11.71%	2/28/2030	€22,377	22,902	24,093
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(279)	58
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(287)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	6.75%	12.11%	10/1/2029	72,983	71,143	73,375
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	5.75%	11.15%	12/6/2027	817	806	786
Employbridge, LLC (9)	SF +	4.75%	10.41%	7/19/2028	9,807	9,765	8,099
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	10.13%	4/29/2029	26,037	25,520	21,611
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	11.11%	12/16/2030	186,435	183,869	184,120
IG Investments Holdings, LLC (4)(6)(9)				9/22/2027	1,726	(18)	(12)
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.48%	9/22/2028	22,278	22,019	22,129
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.48%	9/22/2028	1,837	1,824	1,825
NBG Acquisition Corp. (4)(6)(9)	SF +	5.25%	10.78%	11/6/2028	2,876	1,837	1,792
NBG Acquisition Corp. (4)(9)	SF +	5.25%	10.78%	11/6/2028	21,336	21,222	20,856
Planet US Buyer LLC (4)(6)(9)				2/1/2028	8,024	(197)	(148)
Planet US Buyer LLC (4)(9)	SF +	6.75%	12.13%	2/1/2030	83,233	81,061	81,744
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.89%	8/31/2028	8,993	5,090	5,326
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.89%	8/31/2028	7,000	1,525	1,633
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.89%	8/31/2028	44,550	43,839	44,996
Sedgwick Claims Management Services, Inc. (7)	SF +	3.75%	9.11%	2/24/2028	19,205	19,048	19,288
Simplisafe Holding Corporation (4)(6)(9)	SF +	6.25%	11.61%	5/2/2028	15,086	3,775	3,912
Simplisafe Holding Corporation (4)(9)	SF +	6.25%	11.61%	5/2/2028	119,039	117,275	118,277
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.25%	10.71%	9/13/2028	3,579	299	308
Spirit RR Holdings, Inc. (4)(9)	SF +	5.25%	10.70%	9/13/2028	43,103	42,361	42,508
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	5,986	(89)	(83)
TruckPro, LLC (4)(12)	SF +	7.25%	12.94%	8/16/2028	70,533	68,576	69,207
Vaco Holdings, LLC (9)	SF +	5.00%	10.43%	1/21/2029	12,495	12,452	12,362
						1,034,952	1,044,016	20.13%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)				5/31/2029	€11,245	(299)	(86)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.53%	5/31/2029	€8,096	8,484	8,875
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.53%	5/31/2029	€22,264	23,330	24,407
						31,515	33,196	0.64%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (4)(5)(8)	SF +	5.00%	10.40%	7/27/2028	6,982	6,881	6,974
Ascensus Holdings, Inc. (8)	SF +	3.50%	8.97%	8/2/2028	7,643	7,581	7,638
Eisner Advisory Group LLC (9)	SF +	5.25%	10.72%	7/28/2028	4,451	4,433	4,466
Eisner Advisory Group LLC (9)	SF +	5.25%	10.72%	7/28/2028	2,526	2,526	2,535
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(108)	(111)
More Cowbell II, LLC (4)(6)(9)	SF +	6.00%	11.39%	9/4/2029	7,590	1,258	1,245
More Cowbell II, LLC (4)(9)	SF +	6.00%	11.48%	9/3/2030	50,342	49,382	49,319
Osaic Holdings Inc (7)	SF +	4.50%	9.86%	8/17/2028	10,841	10,794	10,889
Transnetwork LLC (8)	SF +	5.50%	10.85%	12/29/2030	48,913	47,935	48,791
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	13.21%	9/22/2028	£23,256	27,392	28,599
						158,074	160,345	3.09%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	12.61%	9/7/2027	1,996	1,983	1,991
						1,983	1,991	0.04%
Life Insurance
Onedigital Borrower LLC (8)	SF +	4.25%	9.71%	11/16/2027	5,880	5,872	5,884
						5,872	5,884	0.11%
Media
2080 Media, Inc. (4)(6)(9)	SF +	6.00%	11.47%	3/14/2029	29,401	12,189	12,489
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(193)	(83)
2080 Media, Inc. (4)(9)	SF +	6.00%	11.47%	3/14/2029	54,491	53,644	54,192
Ancestry.com Inc. (8)	SF +	3.25%	8.71%	12/6/2027	6,262	6,190	6,143
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	12.77%	10/29/2027	2,766	2,437	2,347
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	12.79%	10/29/2027	40,972	40,176	38,860
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.18%	7/2/2027	494	491	499
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.14%	7/2/2027	1,029	1,022	1,039
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.12%	7/2/2027	1,029	1,022	1,039
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.13%	7/2/2027	621	617	627
Associations Inc. (4)(6)(10)	SF +	6.50%	12.14%	7/2/2027	403	140	143
Associations Inc. (4)(10)	SF +	6.50% (incl 2.50% PIK)	12.18%	7/2/2027	29,562	29,372	29,858
Aventine Intermediate LLC (4)(9)	SF +	6.00%	11.47%	6/18/2027	1,073	1,061	993
Aventine Intermediate LLC (4)(9)	SF +	6.00%	11.47%	6/18/2027	18,855	18,619	17,452
Circana Group, LP. (4)(6)(9)	P +	4.75%	13.25%	12/1/2027	9,023	1,484	1,561
Circana Group, LP. (4)(9)	SF +	6.25% (incl 2.75% PIK)	11.61%	12/1/2028	142,859	140,633	141,912
Circana Group, LP. (4)(9)	SF +	5.75%	11.21%	12/1/2028	9,198	9,126	9,096
IEHL US Holdings, Inc. (4)(12)	SF +	7.25%	12.63%	10/29/2029	6,604	6,425	6,522
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.65%	12.90%	10/29/2029	£15,493	18,789	19,501
International Entertainment Investments Ltd (4)(5)(10)	E +	7.25%	11.20%	10/29/2029	€2,540	2,724	2,770
International Entertainment Investments Ltd (4)(5)(10)	E +	7.25%	11.20%	10/29/2029	€3,048	3,177	3,325
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(141)	(66)
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.25%	12.63%	10/29/2029	30,478	29,657	30,100
Kobalt London Limited (4)(5)(9)	SF +	8.00%	13.55%	2/25/2027	13,125	12,949	12,873
Kobalt London Limited (4)(5)(9)	SF +	8.00%	13.53%	2/25/2027	13,125	12,952	12,874
Mav Acquisition Corporation (8)	SF +	4.75%	10.22%	7/28/2028	15,724	15,518	15,729

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Oneteam Partners, LLC (4)(9)	SF +	5.50%	10.98%	9/14/2029	74,250	73,010	74,250
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.94%	7/26/2028	€34,871	35,514	37,969
Renaissance Holding Corp. (8)	SF +	4.75%	10.11%	4/5/2030	7,980	7,816	8,019
Showtime Acquisition, L.L.C. (4)(6)(10)				8/7/2028	3,657	(85)	(68)
Showtime Acquisition, L.L.C. (4)(6)(10)				8/7/2028	4,711	(118)	(87)
Showtime Acquisition, L.L.C. (4)(10)	SF +	7.50%	12.98%	8/7/2028	63,672	62,071	62,493
						598,288	604,371	11.66%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	13.01%	2/23/2028	21,259	20,869	19,119
Bamboo US BidCo LLC (4)(6)(10)	SF +	6.00%	11.36%	9/30/2030	15,467	607	670
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(610)	(543)
Bamboo US BidCo LLC (4)(10)	E +	6.75% (incl 3.38% PIK)	10.70%	9/30/2030	€61,588	63,223	66,272
Bamboo US BidCo LLC (4)(10)	SF +	6.75% (incl 3.38% PIK)	12.13%	9/30/2030	81,370	79,021	79,306
Coding Solutions Acquisition, Inc. (4)(6)(9)				5/11/2028	34,900	(848)	(734)
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.75%	11.11%	5/11/2028	22,857	22,514	22,452
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.75%	11.11%	5/11/2028	10,875	3,645	3,614
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.75%	11.11%	5/11/2028	75,297	74,150	73,963
Coding Solutions Acquisition, Inc. (4)(9)	SF +	6.00%	11.36%	5/11/2028	9,676	9,447	9,472
Limpio Bidco GMBH (4)(5)(7)	E +	6.20%	10.15%	10/31/2030	€66,556	68,533	71,499
PerkinElmer U.S. LLC (4)(10)	SF +	6.75%	12.11%	3/13/2029	112,067	108,545	110,472
PerkinElmer U.S. LLC (4)(10)	SF +	5.75%	11.11%	3/13/2029	62,432	61,205	61,203
Plasma Buyer LLC (4)(6)(9)				5/12/2029	22,070	(358)	(846)
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	11.10%	5/12/2028	9,458	3,015	2,828
Plasma Buyer LLC (4)(9)	SF +	5.75%	11.10%	5/12/2029	84,061	82,720	80,839
Resonetics, LLC (4)(10)	SF +	6.00%	11.39%	4/28/2028	63,513	61,712	61,710
SDC US Smilepay SPV (4)(7)(16)	P +	9.75%		10/27/2025	28,737	26,203	21,039
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.91%	7/6/2029	119,875	117,155	118,687
						800,748	801,022	15.45%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	6.00%	11.43%	11/1/2029	8,000	1,340	1,446
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	11.04%	11/1/2029	39,650	39,390	39,250
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	467	—	(5)
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	11.03%	11/1/2029	14,273	14,273	14,129
Acrisure LLC (7)	SF +	4.50%	9.89%	11/6/2030	4,000	3,961	4,015
Alera Group, Inc. (4)(9)	SF +	6.00%	11.46%	10/2/2028	21,555	21,397	21,411
Alera Group, Inc. (4)(9)	SF +	6.00%	11.46%	10/2/2028	12,398	12,390	12,315
Alera Group, Inc. (4)(9)	SF +	6.00%	11.46%	10/2/2028	43,725	43,696	43,433
Alera Group (4)(6)(9)				10/2/2028	5,196	(51)	(51)
Alliant Holdings Intermediate, LLC (8)	SF +	3.50%	8.86%	11/6/2030	18,839	18,715	18,946
AmWINS Group, Inc. (9)	SF +	2.25%	7.72%	2/19/2028	4,597	4,577	4,610
AmWINS Group, Inc. (9)	SF +	2.75%	8.22%	2/19/2028	2,977	2,971	2,990
Amynta Agency Borrower Inc. (7)	SF +	4.25%	9.61%	2/28/2028	20,116	19,600	20,166
BroadStreet Partners, Inc. (7)	SF +	3.75%	9.11%	1/27/2029	9,192	9,115	9,231
Galway Borrower LLC (4)(6)(9)				9/30/2027	2,216	(29)	(15)
Galway Borrower LLC (4)(9)	SF +	5.25%	10.70%	9/29/2028	60,965	60,526	60,560
Higginbotham Insurance Agency, Inc.(4)(6)(10)	SF +	5.50%	10.96%	11/27/2028	22,463	14,732	14,698
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.96%	11/27/2028	48	47	47
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.96%	11/27/2028	9,777	9,710	9,669
HUB International Limited (7)			7.25%	6/15/2030	10,517	10,517	11,115
HUB International Limited (9)	SF +	4.25%	9.66%	6/20/2030	13,853	13,723	13,930

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition LLC (4)(6)(9)	SF +	6.00%	11.39%	8/27/2026		5,826	352	364
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.41%	8/27/2026		20,696	20,456	20,543
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.51%	8/27/2026		56,970	56,500	56,550
Integrity Marketing Acquisition LLC (4)(6)(10)				8/27/2026		472	(4)	(3)
Jones Deslauriers Insurance Management Inc. (5)(7)			8.50%	3/15/2030		14,487	14,467	15,232
Jones Deslauriers Insurance Management Inc. (5)(7)	SF +	4.25%	9.62%	3/15/2030		5,128	5,091	5,156
Patriot Growth Insurance Services, LLC (4)(9)	SF +	5.75%	11.25%	10/16/2028		18,214	17,928	18,150
Patriot Growth Insurance Services, LLC (4)(6)(9)				10/16/2028		822	(12)	(3)
Patriot Growth Insurance Services, LLC (4)(9)	SF +	5.50%	11.00%	10/16/2028		7,187	7,083	7,162
Summit Acquisition Inc. (4)(6)(9)				5/1/2029		6,685	(178)	(85)
Summit Acquisition Inc. (4)(6)(9)				5/1/2030		10,961	(310)	(126)
Summit Acquisition Inc. (4)(9)	SF +	6.75%	12.10%	5/1/2030		48,780	47,459	48,221
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.50%	3/25/2027		26,018	25,768	25,588
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027		6,576	(64)	(109)
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.50%	3/25/2027		20,633	20,421	20,292
USI Inc/NY (7)	SF +	3.25%	8.60%	9/27/2030		5,985	5,970	6,002
							521,527	524,824	10.12%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		6,923	(155)	(154)
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		6,923	(154)	(154)
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	6.00%	11.36%	12/7/2029		46,154	45,127	45,126
							44,818	44,818	0.86%
Personal Care, Drug and Grocery Stores
Parfums Holding Co Inc (12)	SF +	6.00%	11.61%	6/30/2026		19,625	18,097	19,296
Puma Buyer LLC (4)(8)	SF +	5.50%	10.95%	7/16/2029		61,380	57,816	61,380
Vermont Aus Pty Ltd (4)(5)(9)	SF +	5.65%	11.00%	3/23/2028		15,866	15,572	15,714
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.16%	3/23/2028	A$	35,124	25,729	23,708
							117,214	120,098	2.32%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(242)
Daphne S.P.A. (4)(5)(7)	E +	6.25%	10.21%	5/23/2028		€45,354	47,660	47,313
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(67)	—
Spanx, LLC (4)(9)	SF +	5.25%	10.71%	11/20/2028		29,400	28,970	29,400
							76,457	76,471	1.47%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(6)(9)				8/24/2029		6,340	(94)	63
Advarra Holdings, Inc. (4)(9)	SF +	5.25%	10.61%	8/24/2029		69,459	68,452	70,153
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.15%	11/1/2028		1,344	1,332	1,339
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(26)	(5)
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.15%	11/1/2028		24,957	24,670	24,869
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028		€8,400	(178)	(60)
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	6.50%	10.43%	10/27/2028		€82,300	80,361	90,259
Gusto Aus Bidco Pty Ltd (4)(5)(6)(9)	B +	6.50%	10.97%	10/30/2028	A$	11,982	1,897	1,994
Gusto Aus Bidco Pty Ltd (4)(5)(9)	B +	6.50%	10.92%	10/30/2028	A$	118,623	74,237	79,960
							250,651	268,572	5.18%
Real Estate Investment and Services
OEG Borrower LLC (4)(8)	SF +	5.00%	10.48%	6/18/2029		39,500	38,219	39,500
							38,219	39,500	0.76%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	6.50%	10.50%	12/5/2029		€21,626	22,654	23,165
BradyIFS Holdings, LLC (4)(6)(10)				10/31/2029		1,150	(11)	(11)
BradyIFS Holdings, LLC (4)(6)(10)	SF +	6.00%	11.32%	10/31/2029		1,495	352	352

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
BradyIFS Holdings, LLC (4)(10)	SF +	6.00%	11.38%	10/31/2029	13,572	13,436	13,439
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.54%	7/28/2027	52,871	51,455	51,916
Petsmart LLC (9)	SF +	3.75%	9.21%	2/11/2028	15,433	15,349	15,287
White Cap Buyer, LLC (8)	SF +	3.75%	9.11%	10/19/2027	9,321	9,284	9,352
						112,519	113,500	2.19%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.46%	6/28/2029	£47,995	55,828	61,787
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.46%	6/28/2029	£91,991	109,854	118,424
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	12.38%	11/7/2029	40,000	39,025	39,025
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029	6,000	(146)	(146)
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.96%	11/7/2029	€18,614	19,424	20,047
Avalara, Inc. (4)(6)(9)				10/19/2028	6,324	(126)	(45)
Avalara, Inc. (4)(9)	SF +	7.25%	12.60%	10/19/2028	56,918	55,754	56,513
Barracuda Networks Inc (8)	SF +	4.50%	9.88%	8/15/2029	13,862	13,528	13,571
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385	(3)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	10.61%	5/14/2029	4,558	4,521	4,603
Calabrio, Inc. (4)(6)(10)	SF +	7.13%	12.48%	4/16/2027	2,687	1,536	1,529
Calabrio, Inc. (4)(10)	SF +	7.13%	12.48%	4/16/2027	22,313	22,313	22,257
Central Parent Inc (7)	SF +	4.00%	9.35%	7/6/2029	15,000	14,964	15,102
Certinia Inc. (4)(6)(10)				8/3/2029	5,449	(152)	(96)
Certinia Inc. (4)(10)	SF +	7.25%	12.68%	8/3/2029	40,323	39,196	39,610
Cloud Software Group Inc. (8)	SF +	4.50%	9.95%	3/30/2029	13,693	12,756	13,409
Cloud Software Group Inc. (7)			6.50%	3/31/2029	7,740	6,679	7,381
CommerceHub, Inc. (4)(9)	SF +	6.25%	11.79%	12/29/2027	64,255	60,635	60,694
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123	(163)	(99)
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211	(133)	(89)
Coupa Holdings, LLC (4)(9)	SF +	7.50%	12.86%	2/27/2030	79,777	78,130	78,671
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£8,078	(249)	(120)
Denali Bidco Limited (4)(5)(7)	E +	6.00%	9.84%	8/29/2030	€6,742	7,164	7,359
Denali Bidco Limited (4)(5)(7)	SN +	6.00%	11.21%	8/29/2030	£23,265	28,728	29,309
DS Admiral Bidco, LLC (4)(6)(10)	SF +	6.50%	11.85%	3/16/2026	966	187	186
DS Admiral Bidco, LLC (4)(10)	SF +	7.00%	12.35%	3/16/2028	39,345	38,336	39,093
DS Admiral Bidco, LLC (4)(10)	SF +	6.50%	11.85%	3/16/2028	8,853	8,787	8,761
Enverus Holdings Inc (4)(9)	SF +	5.50%	10.86%	12/24/2029	64,577	63,613	63,613
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229	(48)	(48)
Enverus Holdings Inc (4)(6)(9)				12/24/2029	4,913	(73)	(73)
Finthrive Software Intermediate Holdings Inc (8)	SF +	4.00%	9.47%	12/18/2028	12,970	12,765	10,370
GoTo Group Inc (7)	SF +	4.75%	10.28%	8/31/2027	2,372	2,356	1,581
GovCIO Buyer Company (4)(10)	SF +	5.00%	10.36%	8/18/2027	9,812	9,681	9,812
Helios Software Holdings, Inc. (10)	SF +	3.75%	9.25%	3/11/2028	11,761	11,674	11,757
Huskies Parent, Inc. (4)(9)	SF +	5.50%	11.00%	11/3/2027	1,000	987	948
Huskies Parent, Inc. (4)(9)	SF +	5.50%	11.00%	11/3/2028	25,154	24,797	23,620
LMI Inc/DE (8)	SF +	3.75%	9.21%	10/2/2028	6,262	6,234	6,032
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	11.95%	10/30/2028	76,751	76,751	75,097
Mcafee Corp. (8)	SF +	3.75%	9.19%	3/1/2029	7,880	7,854	7,869
Mitchell Topo Holdings Inc (8)	SF +	3.75%	9.40%	10/15/2028	16,604	16,380	16,621
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	9.42%	2/10/2028	1,793	1,784	1,762
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.78%	10/31/2026	19,210	19,210	18,705
NWN Corporation (4)(6)(10)				11/29/2028	7,686	(208)	(208)
NWN Corporation (4)(10)	SF +	7.75%	13.14%	11/29/2028	52,087	50,680	50,679
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657	(99)	(65)
Oranje Holdco, Inc. (4)(10)	SF +	7.50%	12.88%	2/1/2029	33,837	33,121	33,361

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Peraton Inc. (9)	SF +	3.75%	9.21%	2/1/2028	15,083	14,946	15,139
Perforce Software, Inc. (4)(8)	SF +	4.50%	9.86%	7/1/2026	19,700	19,389	19,361
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	6,068	(125)	(43)
Ping Identity Holding Corp. (4)(9)	SF +	7.00%	12.36%	10/17/2029	59,003	57,735	58,658
Prism Parent Co., Inc. (4)(6)(9)				9/19/2028	10,833	(189)	108
Prism Parent Co., Inc. (4)(9)	SF +	5.75%	11.11%	9/19/2028	42,792	42,104	43,220
Project Alpha Intermediate Holding, Inc. (8)	SF +	4.75%	10.11%	10/28/2030	15,061	14,767	15,172
Project Ruby Ultimate Parent Corp (9)	SF +	3.25%	8.72%	3/10/2028	12,258	12,133	12,271
Quail Buyer, Inc. (4)(9)	SF +	5.25%	10.72%	10/1/2027	7,311	7,216	7,311
Riley Mergeco LLC (4)(6)(10)				9/23/2027	304	(5)	(8)
Riley Mergeco LLC (4)(10)	SF +	5.50%	10.97%	9/23/2027	1,816	1,789	1,769
Smarsh Inc. (4)(6)(9)	SF +	5.75%	11.10%	2/16/2029	4,286	2,078	2,118
Smarsh Inc. (4)(6)(9)				2/16/2029	1,071	(16)	(6)
Smarsh Inc. (4)(9)	SF +	5.75%	11.10%	2/16/2029	17,143	16,885	17,045
Trimech Acquisition Corp. (4)(6)(14)	P +	3.75%	12.25%	3/10/2028	3,289	1,601	1,583
Trimech Acquisition Corp. (4)(10)	SF +	4.75%	10.25%	3/10/2028	21,331	21,095	20,926
Trimech Acquisition Corp. (4)(10)	SN +	4.75%	10.11%	3/10/2028	£36,254	43,882	45,565
UKG Inc (8)	SF +	3.25%	8.76%	5/4/2026	9,071	9,030	9,107
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.49%	4/5/2029	18,948	18,647	18,847
Zelis Payments Buyer, Inc. (7)	SF +	3.50%	8.97%	9/30/2026	10,994	10,962	11,029
Zendesk Inc (4)(6)(9)				11/22/2028	39,321	(678)	31
Zendesk Inc (4)(6)(9)				11/22/2028	17,940	(293)	—
Zendesk Inc (4)(9)	SF +	6.25%	11.61%	11/22/2028	161,380	158,763	161,505
						1,405,548	1,428,877	27.57%
Technology Hardware and Equipment
Altar Bidco, Inc. (8)	SF +	3.10%	8.26%	2/1/2029	8,870	8,813	8,871
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	22,837	(533)	(2,435)
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	12.25%	1/27/2028	5,122	2,943	2,501
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	12.28%	1/27/2028	45,103	44,147	40,293
Excelitas Technologies Corp. (4)(9)	SF +	5.75%	11.23%	8/13/2029	10,030	9,868	9,931
Excelitas Technologies Corp. (4)(7)	E +	5.75%	9.75%	8/13/2029	€5,531	5,583	6,045
Excelitas Technologies Corp. (4)(6)(9)	SF +	5.75%	11.23%	8/14/2028	3,261	1,950	1,966
TechInsights Inc (4)(5)(10)	SF +	6.63%	12.13%	11/9/2027	983	968	959
TechInsights Inc (4)(5)(10)	SF +	6.63%	12.13%	11/9/2027	2,552	2,515	2,492
						76,254	70,623	1.37%
Telecommunications Equipment
Delta Topco, Inc. (9)	SF +	3.75%	9.12%	12/1/2027	6,882	6,743	6,887
Guardian US Holdco LLC (8)	SF +	4.00%	9.35%	1/31/2030	7,960	7,819	7,993
						14,562	14,880	0.29%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	10.65%	8/2/2027	16,365	16,101	16,395
Meriplex Communications, Ltd (4)(6)(9)	SF +	5.00%	10.46%	7/17/2028	4,938	2,890	2,804
Meriplex Communications, Ltd (4)(6)(9)				7/17/2028	1,143	(13)	(31)
Meriplex Communications, Ltd (4)(9)	SF +	5.00%	10.46%	7/17/2028	13,806	13,642	13,430
Openmarket Inc. (5)(9)	SF +	6.25%	11.86%	9/17/2026	4,888	4,816	4,839
Radiate Holdco LLC (9)	SF +	3.25%	8.72%	9/25/2026	14,729	14,684	11,864
TA TT Buyer, LLC (8)	SF +	5.00%	10.35%	4/2/2029	14,812	14,695	14,738
						66,815	64,039	1.23%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)	SN +	6.00%	11.25%	9/8/2028	£2,437	308	(39)
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.26%	9/8/2028	£7,749	10,090	8,669
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.26%	9/8/2028	£4,509	5,906	5,045

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.30%	9/8/2028		£4,676	6,117	5,232
Canoe Bidco Pty Limited (4)(5)(8)	B +	5.50%	9.92%	5/20/2026	A$	31,969	21,202	21,784
Canoe Bidco Pty Limited (4)(5)(8)	B +	5.50%	9.92%	5/20/2026	A$	137,468	95,483	93,671
Fertitta Entertainment LLC (8)	SF +	4.00%	9.36%	1/27/2029	13,182		12,741	13,205
Havila Kystruten Operations AS (4)(5)(15)	E +	9.50% (incl 3.50% PIK)	13.44%	7/27/2026		€18,785	20,835	20,881
Havila Kystruten Operations AS (4)(5)(15)	E +	9.50% (incl 3.50% PIK)	13.44%	10/26/2024		€3,683	4,085	4,076
IRB Holding Corp. (9)	SF +	3.00%	8.46%	12/15/2027	9,899		9,667	9,927
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	13.96%	3/27/2028	137,128		134,227	139,704
							320,661	322,155	6.21%
Total First Lien Debt - Non-Controlled/Non-Affiliated							8,914,332	8,997,013	173.51%
First Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(16)(17)	SF +	7.50% PIK		5/1/2028		$5,682	$5,533	$5,682
							5,533	5,682	0.11%
Total First Lien Debt - Non-Controlled/Affiliated							5,533	5,682	0.11%
Total First Lien Debt							$8,919,865	$9,002,695	173.62%

Second Lien Debt
Second Lien Debt - Non-Controlled/Non-Affiliated
Consumer Services
Asurion Corporation (7)	SF +	5.25%	10.72%	1/31/2028		$4,132	$4,092	$3,949
							4,092	3,949	0.08%
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	13.61%	8/11/2028	10,000		9,433	9,744
							9,433	9,744	0.19%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(8)	SF +	8.25%	13.63%	4/29/2030	9,000		8,812	7,765
							8,812	7,765	0.15%
Software and Computer Services
Cloud Software Group Inc (7)			9.00%	9/30/2029	19,666		15,951	18,750
UKG Inc (8)	SF +	5.25%	10.76%	5/3/2027	24,852		24,613	24,947
							40,564	43,697	0.84%
Total Second Lien Debt - Non-Controlled/Non-Affiliated							62,901	65,155	1.26%
Second Lien Debt - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Inc. (4)(7)(16)(17)	SF +	7.50% PIK		10/30/2028		$1,932	$1,881	$1,932
Total Second Lien Debt - Non-Controlled/Affiliated							1,881	1,932	0.03%
Total Second Lien Debt							$64,782	$67,087	1.29%

Unsecured Debt - Non-Controlled/Non-Affiliated
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)			15.00% PIK	7/16/2029		$13,390	$13,390	$13,390
							13,390	13,390	0.27%
Health Care Providers
Vetcor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	282		277	256
Vetcor Group Holdings LLC (4)(7)			14.75% PIK	9/3/2030	239		233	227
Vetcor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	894		878	812

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						1,388	1,295	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	99	97	93
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	178	173	168
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	1,046	1,029	990
						1,299	1,251	0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,752	6,207
						5,752	6,207	0.12%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)			5.50%	5/1/2026	7,000	7,072	6,958
						7,072	6,958	0.13%
Total Unsecured Debt - Non-Controlled/Non-Affiliated						$28,901	$29,101	0.56%

Structured Finance - Non-Controlled/Non-Affiliated
Structured Finance Investments
ALM 2020 Ltd (5)(7)	SF +	6.26%	11.66%	10/15/2029	$3,330	$3,037	$3,297
AMMC CLO 21 Ltd (5)(7)	SF +	3.10%	8.74%	11/2/2030	2,150	1,927	2,112
AMMC CLO 21 Ltd (5)(7)	SF +	6.76%	12.14%	11/2/2030	4,126	3,665	3,840
Carlyle Global Market Strategies (5)(7)	SF +	5.40%	11.08%	10/20/2027	1,750	1,531	1,676
Carlyle Global Market Strategies (5)(7)	L +	5.40%	11.05%	7/27/2031	1,200	940	1,044
Catskill Park CLO Ltd (5)(7)	SF +	6.26%	11.68%	4/20/2029	1,350	1,230	1,287
CENT CLO 16, L.P. (5)(7)	SF +	8.07%	13.47%	7/24/2034	3,000	2,823	2,773
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	1,891
Marble Point CLO XI Ltd (5)(7)	SF +	3.06%	8.46%	12/18/2030	1,850	1,568	1,696
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	15.42%	10/24/2034	2,500	2,341	2,446
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	12.19%	1/15/2033	1,469	1,289	1,458
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.66%	12.32%	1/15/2032	3,000	2,648	2,905
Silver Creek CLO Ltd (5)(7)	SF +	5.62%	11.30%	7/20/2030	2,000	1,802	1,988
Voya CLO Ltd (5)(7)	SF +	3.81%	9.21%	4/17/2030	1,500	1,335	1,455
						28,427	29,868	0.58%
Total Structured Finance - Non-Controlled/Non-Affiliated						$28,427	$29,868	0.58%

Equity Investments
Equity Investments - Non-Controlled/Non-Affiliated
Consumer Services
CG Parent Intermediate Holdings, Inc. - Preferred Shares (4)					2,000	$1,940	$1,970
Club Car Wash Preferred, LLC (4)(6)					8,817	2,784	2,784
Rapid Express Preferred, LLC (4)(6)					2,784	928	928
Club Car Wash Preferred, LLC (4)			15.00% PIK		10,313	10,313	10,313
Rapid Express Preferred, LLC (4)			15.00% PIK		4,770	4,770	4,770
						20,735	20,765	0.40%
Electricity
IP Operating Portfolio I, LLC (4)					3	$68	$199
						68	199	—%
Gas, Water and Multi-utilities

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Eagle LNG Partners Jacksonville II LLC (4)				—	—	—
					—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)				2,000	1,960	1,973
					1,960	1,973	0.04%
Media
Oneteam Partners, LLC - Preferred Shares (4)		8.00%		1,000	1,000	1,132
					1,000	1,132	0.02%
Software and Computer Services
Picard Holdco, Inc. - Preferred Shares (4)				304	295	343
Picard Holdco, Inc. - Preferred Shares (4)				30	30	34
					325	377	0.01%
Total Equity Investments - Non-Controlled/Non-Affiliated					24,088	24,446	0.46%
Equity Investments - Non-Controlled/Affiliated
Industrial Support Services
Southern Graphics Holdings LLC (4)(17)				274	$2,333	$2,333
					2,333	2,333	0.05%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(17)(18)				10,101	9,892	9,877
					9,892	9,877	0.19%
Total Equity Investments - Non-Controlled/Affiliated					12,225	12,210	0.24%
Total Equity Investments					$36,313	$36,656	0.71%

Investments in Joint Ventures
Investments in Joint Ventures - Controlled/Affiliated
ULTRA III, LLC (5)(17)					$125,513	$124,003
Total Investments in Joint Ventures - Controlled/Affiliated					$125,513	$124,003	2.39%

Total Investments - Non-Controlled/Non-Affiliated					$9,058,649	$9,145,583	176.37%
Total Investments - Non-Controlled/Affiliated					$19,639	$19,824	0.38%
Total Investments - Controlled/Affiliated					$125,513	$124,003	2.40%
Total Investment Portfolio					$9,203,801	$9,289,410	179.15%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares				131,546	$131,546	$131,546
Cash					57,229	57,229
Total Cash and Cash Equivalents					$188,775	$188,775	3.64%
Total Investment Portfolio, Cash and Cash Equivalents					$9,392,576	$9,478,185	182.79%

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

(18)    These investments are not pledged as collateral under the Credit Facilities and 2023 CLO Secured Notes.
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

The Company offers on a continuous basis up to $8.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares, which commenced operations on February 3, 2022, and the initial purchase price was $25.11 for Class S shares, which commenced operations on October 1, 2023. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Emerson Equity LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its Common Shares.
Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 INVESTMENTS, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the “Board”), based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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

The fair value of the Company’s derivatives are recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of March 31, 2024 and December 31, 2023, there was $12.7 million and $0.0 million, respectively, of collateral pledged which is included in other assets on the Consolidated Statements of Assets and Liabilities.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2024 and 2023, the Company recorded non-recurring interest income of $22.4 million and $1.6 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, the Company had certain investments in three portfolio companies on non-accrual status.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2024 and 2023, the Company recorded $2.6 million and $0.0 million, respectively, of dividend income, of which, $0.8 million and $0.0 million, respectively, relate to PIK dividends.
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
For the three months ended March 31, 2024 and 2023, the Company accrued $(0.0) million and $(0.0) million of U.S. federal excise tax, respectively.
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
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance did not have a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2024 and 2023, base management fees were $18.3 million and $11.2 million, respectively. As of March 31, 2024 and December 31, 2023, $6.6 million and $5.6 million, respectively, were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

(i) Income based incentive fee

The income based incentive fee is based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below. “Pre-Incentive Fee Net Investment Income Returns” means interest income, dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three months ended March 31, 2024 and 2023, income based incentive fees were $25.6 million and $14.2 million, respectively. As of March 31, 2024 and December 31, 2023, $25.6 million and $20.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2024 and 2023, capital gains incentive fees were $6.0 million and $0.0 million, respectively. As of March 31, 2024 and December 31, 2023, the Company accrued $9.5 million and $3.5 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
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
For the three months ended March 31, 2024 and 2023, the Company incurred $0.8 million and $0.6 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, there was $3.3 million and $2.5 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2024, the Company accrued distribution and/or shareholder servicing fees of $0.5 million, $4.3 million and $0.2 million, which were attributable to Class D, Class F and Class S shares, respectively. For the three months ended March 31, 2023, the Company accrued distribution and/or shareholder servicing fees of $0.3 million and $2.8 million, which were attributable to Class D and Class F shares, respectively. As of March 31, 2024 and December 31, 2023, there was $1.8 million and $1.5 million, respectively, of distribution and/or shareholder servicing fees payable to the Managing Dealer.
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

For the three months ended March 31, 2024 and 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,453,479	$9,557,342	96.37%	$8,919,865	$9,002,695	96.93%
Second lien debt	36,422	36,495	0.37	64,782	67,087	0.72
Other secured debt	63,720	63,719	0.64	—	—	—
Unsecured debt	29,523	29,670	0.30	28,901	29,101	0.31
Structured finance investments	25,186	26,974	0.27	28,427	29,868	0.32
Investments in joint ventures	158,113	163,291	1.65	125,513	124,003	1.33
Equity investments	39,534	40,081	0.40	36,313	36,656	0.39
Total	$9,805,977	$9,917,572	100.00%	$9,203,801	$9,289,410	100.00%
The industry composition of investments at fair value was as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,390,485	14.03%	$1,472,951	15.86%
Industrial Support Services	1,308,525	13.20	1,063,701	11.45
Medical Equipment and Services	1,065,485	10.74	802,273	8.64
Health Care Providers	955,360	9.63	962,244	10.36
Consumer Services	652,303	6.58	627,950	6.76
Media	587,511	5.92	605,503	6.52
Non-life Insurance	552,377	5.57	531,031	5.72
General Industrials	498,137	5.02	405,330	4.36
Aerospace and Defense	395,885	3.99	475,845	5.12
Pharmaceuticals and Biotechnology	263,726	2.66	268,572	2.89
Industrial Engineering	246,748	2.49	254,138	2.74
Investment Banking and Brokerage Services	232,193	2.34	160,345	1.73
Travel and Leisure	204,542	2.06	332,032	3.57
Food Producers	172,029	1.73	152,576	1.64

Investments in joint ventures	163,291	1.65	124,003	1.33
Retailers	154,508	1.56	113,500	1.22
Industrial Transportation	117,424	1.18	33,196	0.36
Personal Care, Drug and Grocery Stores	116,248	1.17	120,098	1.29
Electricity	104,950	1.06	83,267	0.90
Automobiles and Parts	100,459	1.01	112,957	1.22
Asset Based Lending and Fund Finance	84,897	0.86	21,341	0.23
Personal Goods	73,431	0.74	76,471	0.82
Technology Hardware and Equipment	72,751	0.73	70,623	0.76
Finance and Credit Services	60,113	0.61	59,003	0.64
Construction and Materials	56,447	0.57	57,171	0.62
Oil, Gas and Coal	46,736	0.47	44,818	0.48
Telecommunications Service Providers	45,514	0.46	70,997	0.76
Gas, Water and Multi-utilities	42,421	0.43	43,604	0.47
Real Estate Investment and Services	39,400	0.40	39,500	0.43
Structured Finance	26,974	0.27	29,868	0.32
Industrial Metals and Mining	24,330	0.25	11,895	0.13
Alternative Energy	16,203	0.16	16,743	0.18
Chemicals	15,147	0.15	15,157	0.16
Telecommunications Equipment	14,851	0.15	14,880	0.16
Household Goods and Home Construction	7,286	0.07	6,937	0.07
Life Insurance	5,872	0.06	5,884	0.06
Leisure Goods	1,997	0.02	1,991	0.02
Electronic and Electrical Equipment	1,016	0.01	1,015	0.01
Total	$9,917,572	100.00%	$9,289,410	100.00%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$183,720	$182,299	1.84%	2.92%
Austria	88,568	87,511	0.88	1.40
Canada	73,726	72,944	0.74	1.17
France	81,462	83,432	0.84	1.34
Germany	68,602	71,220	0.72	1.14
Italy	127,880	133,190	1.34	2.13
Luxembourg	6,959	6,999	0.07	0.11
Norway	25,139	25,197	0.25	0.40
Singapore	31,773	31,975	0.32	0.51
Spain	31,557	32,764	0.33	0.52
Taiwan	47,447	42,010	0.42	0.67
United Kingdom	426,662	440,072	4.44	7.04
United States	8,612,482	8,707,959	87.81	139.40
Total	$9,805,977	$9,917,572	100.00%	158.75%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$264,309	$266,377	2.87%	5.14%
Canada	78,148	77,962	0.84	1.50
France	35,514	37,969	0.41	0.73
Germany	68,533	71,499	0.77	1.38
Italy	127,737	137,270	1.48	2.65
Norway	24,920	24,957	0.27	0.48
Singapore	31,713	32,862	0.35	0.63
Spain	31,515	33,196	0.36	0.64
Taiwan	46,557	40,359	0.43	0.78
United Kingdom	426,120	444,188	4.78	8.57
United States	8,068,735	8,122,771	87.44	156.65
Total	$9,203,801	$9,289,410	100.00%	179.15%
As of March 31, 2024 and December 31, 2023, the Company had certain investments in three portfolio companies on non-accrual status, which represented 0.27% and 0.33% of total debt investments, at fair value, respectively.
As of March 31, 2024 and December 31, 2023, on a fair value basis, 99.0% and 98.6%, respectively, of performing debt investments bore interest at a floating rate and 1.0% and 1.4%, respectively, of performing debt investments bore interest at a fixed rate.
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

The following table presents the fair value hierarchy of investments and cash equivalents:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$999,762	$8,557,580	$9,557,342
Second lien debt	—	16,731	19,764	36,495
Other secured debt	—	—	63,719	63,719
Unsecured debt	—	13,067	16,603	29,670
Structured finance investments	—	26,974	—	26,974
Equity investments	—	—	40,081	40,081
Total investments	—	1,056,534	8,697,747	9,754,281
Investments measured at NAV(1)	—	—	—	163,291
Total	$—	$1,056,534	$8,697,747	$9,917,572
Cash equivalents	$145,891	$—	$—	$145,891

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,046,460	$7,956,235	$9,002,695
Second lien debt	—	47,646	19,441	67,087
Unsecured debt	—	13,165	15,936	29,101
Structured finance investments	—	29,868	—	29,868
Equity investments	—	—	36,656	36,656
Total investments	—	1,137,139	8,028,268	9,165,407
Investments measured at NAV(1)	—	—	—	124,003
Total	$—	$1,137,139	$8,028,268	$9,289,410
Cash equivalents	$131,546	$—	$—	$131,546
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$7,956,235	$19,441	$—	$15,936	$36,656	$8,028,268
Purchases of investments(1)	1,257,653	—	63,700	594	3,547	1,325,494
Proceeds from principal repayments and sales of investments	(680,727)	—	—	—	(385)	(681,112)
Accretion of discount/amortization of premium	24,017	39	20	2	—	24,078
Net realized gain (loss)	(6,866)	—	—	—	60	(6,806)
Net change in unrealized appreciation (depreciation)	14,242	284	(1)	71	203	14,799
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(6,974)	—	—	—	—	(6,974)
Fair value, end of period	$8,557,580	$19,764	$63,719	$16,603	$40,081	$8,697,747
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$20,387	$284	$(1)	$71	$256	$20,997
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments(1)	861,403	—	377	579	862,359
Proceeds from principal repayments and sales of investments	(30,581)	—	—	(52)	(30,633)
Accretion of discount/amortization of premium	7,981	33	9	—	8,023
Net realized gain (loss)	(893)	—	—	(353)	(1,246)
Net change in unrealized appreciation (depreciation)	58,744	(242)	(77)	(11)	58,414
Transfers into Level 3(2)	—	9,463	—	—	9,463
Transfers out of Level 3(2)	(4,714)	—	—	—	(4,714)
Fair value, end of period	$5,774,333	$18,048	$1,915	$2,469	$5,796,765
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2023	$57,176	$(242)	$(79)	$(11)	$56,844
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

	March 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,745,841	Yield analysis	Discount rate	7.88%	20.75%	11.84%
	18,546	Recovery analysis	Recovery rate	34.30%	72.81%	70.85%
Investments in second lien debt	19,764	Yield analysis	Discount rate	12.93%	16.87%	14.92%
Investments in unsecured debt	16,603	Yield analysis	Discount rate	13.57%	15.38%	14.91%
Investments in preferred equity	27,692	Yield analysis	Discount rate	13.58%	15.00%	14.77%
Investments in common equity	12,389	Discounted cash flow	Discount rate	9.00%	15.00%	11.81%
			Exit multiple	8.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%

	December 31, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,422,647	Yield analysis	Discount rate	8.09%	35.64%	12.03%
	21,039	Recovery analysis	Recovery rate	73.21%	73.21%	73.21%
Investments in second lien debt	19,441	Yield analysis	Discount rate	12.96%	17.24%	15.39%
Investments in unsecured debt	1,295	Yield analysis	Discount rate	16.00%	16.00%	16.00%
Investments in preferred equity	1,510	Yield analysis	Discount rate	14.50%	16.31%	14.94%
Investments in common equity	2,532	Discounted cash flow	Discount rate	9.00%	15.00%	9.47%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%
(1)As of March 31, 2024, included within the fair value of Level 3 assets of $8,697,747 is an amount of $1,856,912 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2023, included within the fair value of Level 3 assets of $8,028,268 is an amount of $1,559,804 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2024 and December 31, 2023, had they been accounted for at fair value:
Debt

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$603,407	$603,407	$615,838	$615,838
HLEND B Funding Facility	316,767	316,767	513,747	513,747
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	125,000	125,000	195,000	195,000
HLEND E Funding Facility	—	—	—	—
Revolving Credit Facility	403,964	403,964	1,025,294	1,025,294
November 2025 Notes(1)	167,908	173,401	168,749	170,580
November 2027 Notes(1)	152,776	161,773	154,366	155,934
March 2026 Notes(1)	272,703	281,339	274,716	275,727
March 2028 Notes(1)	121,825	128,750	123,588	123,672
September 2027 Notes(1)	74,467	78,690	75,545	76,389
September 2028 Notes(1)	248,524	266,578	252,814	255,315
January 2029 Notes(1)	531,455	548,785	—	—
2023 CLO Secured Notes(2)	319,810	319,810	319,743	319,743
Total	$3,826,106	$3,895,764	$4,206,900	$4,214,739
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes, September 2028 Notes and January 2029 Notes are presented net of unamortized debt issuance costs of $(1.0) million, $(1.3) million, $(1.6) million, $(0.9) million, $(0.7) million,$(2.3) million and $(12.2) million, respectively, as of March 31, 2024 and includes the increase in the notes carrying value of $(1.0) million, $(0.9) million, $(1.7) million, $(1.3) million, $0.1 million, $0.9 million and $(6.4) million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million, $(1.4) million, $(1.8) million, $(0.9) million, $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.7 million, $0.6 million, $0.5 million, $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(2)The carrying value of the Company’s 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.2) million and $(3.3) million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the fair value hierarchy of the Company’s debt obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	3,895,764	4,214,739
Total	$3,895,764	$4,214,739

As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three months ended March 31, 2024 and 2023, the average notional exposure for foreign currency forward contracts were $670.7 million and $249.8 million, respectively, and the average notional exposure for interest rate swaps were $1,300.0 million and $262.5 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$5,655	$—	$5,655	$547,747
Interest rates swaps	—	1,016	—	1,016	325,000
Total derivative assets, at fair value	$—	$6,671	$—	$6,671	$872,747

Derivative Liabilities
Foreign currency forward contracts	$—	$(2,265)	$—	$(2,265)	$203,089
Interest rate swaps	—	(11,297)	—	(11,297)	1,112,500
Total derivative liabilities, at fair value	$—	$(13,562)	$—	$(13,562)	$1,315,589

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$429	$—	$429	$94,135
Interest rate swaps	—	8,396	—	8,396	802,500
Total derivative assets, at fair value	$—	$8,825	$—	$8,825	$896,635

Derivative Liabilities
Foreign currency forward contracts	$—	$(9,533)	$—	$(9,533)	$603,276
Interest rate swaps	—	(43)	—	(43)	85,000
Total derivative liabilities, at fair value	$—	$(9,576)	$—	$(9,576)	$688,276

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$12,494	$(2,505)
Realized gain (loss) on foreign currency forward contracts	$167	$(529)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023.

		March 31, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$383	$(2,226)	$(1,843)	$—	$(1,843)
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$5,272	$(39)	$5,233	$—	$5,233
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$1,016	$(4,932)	$(3,916)	$3,180	$(736)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$—	$(6,365)	$(6,365)	$6,365	$—

		December 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$35	$(8,225)	$(8,190)	$—	$(8,190)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$394	$(1,308)	$(914)	$—	$(914)
Goldman Sachs Bank USA	Derivative assets, at fair value	$8,396	$(43)	$8,353	$—	$8,353
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

The table below presents the carrying value of unsecured borrowings as of March 31, 2024 and December 31, 2023, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	March 31, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$1,409,316	$21,675	$888,221	$(1,369)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 261.9% and 223.2%, respectively.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the 2023 CLO Notes, as applicable.
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
As of March 31, 2024 and December 31, 2023, the Company had five and four SPV Financing Facilities, respectively, as discussed below.
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

As of March 31, 2024, the maximum principal amount under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
HLEND B Funding Facility

On July 19 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (“HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On January 25, 2024, HLEND B entered into an amendment to, among other things, increase the maximum principal amount under the HLEND B Funding Facility from $1,000 million to $1,250 million.

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 2.00% per annum, the applicable margin attributable to large corporate loans equal to 2.40% per annum and the applicable margin applicable to middle market loans equal to 2.65% per annum, subject to a blended floor of 2.35%.

As of March 31, 2024, the maximum principal amount under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.
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

As of March 31, 2024, the maximum principal amount under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
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

As of March 31, 2024, the maximum principal amount under the HLEND D Funding Facility was $500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
HLEND E Funding Facility

On March 28, 2024, HLEND E, as borrower, and the Company, as equity holder and as collateral manager, entered into a SPV Financing Facility with the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent (the “HLEND E Funding Facility”), U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian.

Loans under the HLEND E Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to Advances denominated in Dollars, Daily Simple SOFR, (b) with respect to Advances denominated in GBP, Daily Simple SONIA, (c) with respect to Advances denominated in Euros, EURIBOR, (d) with respect to Advances denominated in Canadian Dollars, Daily Simple CORRA, and (e) with respect to Advances denominated in Australian Dollars, the Bank Bill Rate, plus (ii) the Applicable Spread of 2.25% per annum.

As of March 31, 2024, the maximum principal amount under the HLEND E Funding Facility was $300 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on March 27, 2027, and amounts outstanding under the credit facility must be repaid by March 28, 2029.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility,” together with HLEND A Funding Facility, HLEND B Funding Facility, HLEND C Funding Facility, HLEND D Funding Facility, and HLEND E Funding Facility the “Credit Facilities”) (which was most recently amended on October 30, 2023, and as further amended from time to time) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”).
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
The maximum principal amount of the Revolving Credit Facility is $1,300 million (increased from $1,275 million to $1,300 million on January 17, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,912.5 million subject to the satisfaction of certain conditions.
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
Private Unsecured Notes

The Company issued unsecured notes, as further described below: November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes (each as defined below), which are collectively referred to herein as the “Private Unsecured Notes”.

Interest on the Private Unsecured Notes will be due semiannually. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the Private Unsecured Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the Private Unsecured Notes at par if certain change in control events occur. The Private Unsecured Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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
144A Unsecured Notes

January 2029 Notes

On January 30, 2024, the Company issued $550.0 million aggregate principal amount of 6.75% notes due in 2029 (the “January 2029 Notes,” collectively with the Private Unsecured Notes, the “Unsecured Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of January 30, 2024 (and together with the Base Indenture, the “January 2029 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”).

The January 2029 Notes will mature on January 30, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Notes Indenture. The January 2029 Notes bear interest at a rate of 6.75% per year payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2024. The January 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the January 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.75% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.876% per annum on $550.0 million of the January 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The January 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the January 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the January 2029 Notes Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the January 2029 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding January 2029 Notes at a price equal to 100% of the principal amount of such January 2029 Notes plus accrued and unpaid interest to the repurchase date.

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

The following table presents information on the 2023 Debt Securitization:

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

Statements of Operations within interest expense. As of March 31, 2024 and December 31, 2023, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$603,407	$603,407	$196,593	$22,937
HLEND B Funding Facility(3)	1,250,000	316,767	316,767	933,233	422,167
HLEND C Funding Facility	750,000	487,500	487,500	262,500	46,103
HLEND D Funding Facility	500,000	125,000	125,000	375,000	237,750
HLEND E Funding Facility	300,000	—	—	300,000	—
Revolving Credit Facility(3)	1,300,000	403,964	403,964	896,036	896,036
November 2025 Notes(4)	170,000	170,000	167,908	—	—
November 2027 Notes(4)	155,000	155,000	152,776	—	—
March 2026 Notes(5)	276,000	276,000	272,703	—	—
March 2028 Notes(5)	124,000	124,000	121,825	—	—
September 2027 Notes(6)	75,000	75,000	74,467	—	—
September 2028 Notes(6)	250,000	250,000	248,524	—	—
January 2029 Notes(7)	550,000	550,000	531,455	—	—
2023 CLO Secured Notes(8)	323,000	323,000	319,810	—	—
Total	$6,823,000	$3,859,638	$3,826,106	$2,963,362	$1,624,993
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

Under the HLEND A Funding Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 94.4 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 180.6 million
•Australian Dollars (AUD) of 73.2 million
•Canadian Dollars (CAD) of 47.1 million
•British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.0) million and $(1.3) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $(1.0) million and $(0.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.6) million and $(0.9) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $(1.7) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.3) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $0.1 million and $0.9 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs of $(12.2) million as of March 31, 2024 and includes the change in the notes carrying value of $(6.4) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.2) million as of March 31, 2024.

	December 31, 2023
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

As of March 31, 2024 and December 31, 2023, $58.3 million and $57.3 million, respectively, of interest expense and $2.2 million and $1.5 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 8.95% and 7.63% (including unused fees and amortization of deferred financing and debt issuance costs), respectively, and the average principal debt outstanding was $3,870.4 million and $2,672.4 million, respectively.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$75,393	$46,521
Facility unused fees	3,040	2,155
Amortization of financing and debt issuance costs	3,252	1,571
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(18,635)	7,489
Hedged items	23,043	(7,773)
Total interest expense	$86,093	$49,963
Cash paid for interest expense	$81,129	$31,810

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $886.6 million and $760.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.
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

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,309,134	$360,098
Share transfers between classes	53,163	1,333
Distributions reinvested	538,118	13,526
Share repurchases	(1,309,587)	(33,211)
Early repurchase deduction	—	—
Net increase (decrease)	13,590,828	$341,746
CLASS D
Subscriptions	3,843,517	$96,497
Share transfers between classes	116,731	2,927
Distributions reinvested	436,170	10,964
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	—
Net increase (decrease)	3,980,098	$99,830
CLASS F
Subscriptions	17,020,539	$428,057
Share transfers between classes	(226,825)	(5,691)
Distributions reinvested	1,748,096	43,940
Share repurchases	(621,324)	(15,757)
Early repurchase deduction	—	—
Net increase (decrease)	17,920,486	$450,549
CLASS S
Subscriptions	3,911,922	$98,389
Share transfers between classes	56,931	1,431
Distributions reinvested	22,956	578
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,991,809	$100,398
Total net increase (decrease)	39,483,221	$992,523

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	903,666	$21,893
Share transfers between classes	675,921	16,465
Distributions reinvested	352,176	8,526
Share repurchases	(377,320)	(9,207)
Early repurchase deduction	—	15
Net increase (decrease)	1,554,443	$37,692
CLASS D
Subscriptions	1,249,379	$30,400
Share transfers between classes	—	—
Distributions reinvested	182,009	4,406
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	1,431,388	$34,814
CLASS F
Subscriptions	4,126,357	$100,409
Share transfers between classes	(675,921)	(16,465)
Distributions reinvested	1,012,997	24,524
Share repurchases	(681,306)	(16,624)
Early repurchase deduction	—	39
Net increase (decrease)	3,782,127	$91,883
Total net increase (decrease)	6,767,958	$164,389

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the three months ended March 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
(1) Class S commenced operations on October 1, 2023.

Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the three months ended March 31, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
Total		$0.4800	$0.1650	$—	$0.6450	$39,684

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
Total		$0.4644	$0.1650	$—	$0.6294	$20,018

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
Total		$0.4487	$0.1650	$—	$0.6137	$84,571

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
Total		$0.4269	$0.1650	$—	$0.5919	$2,054
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the three months ended March 31, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
Total		$0.4800	$0.0940	$—	$0.5740	$20,939

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
Total		$0.4650	$0.0940	$—	$0.5590	$10,276

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
Total		$0.4502	$0.0940	$—	$0.5442	$51,585
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
Through March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6450	$39,684	$0.6294	$20,018	$0.6137	$84,571	$0.5919	$2,054
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6450	$39,684	$0.6294	$20,018	$0.6137	$84,571	$0.5919	$2,054
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

The following table summarizes the share repurchases completed during the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%

The following table summarizes the share repurchases completed during the three months ended March 31, 2023.

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income (1)	0.74	0.72	0.71	0.68
Net unrealized and realized gain (loss) (2)	0.21	0.21	0.20	0.21
Net increase (decrease) in net assets resulting from operations	0.95	0.93	0.91	0.89
Distributions from net investment income (3)	(0.65)	(0.63)	(0.61)	(0.59)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.65)	(0.63)	(0.61)	(0.59)
Total increase (decrease) in net assets	0.30	0.30	0.30	0.30
Net asset value, end of period	$25.36	$25.36	$25.36	$25.36
Shares outstanding, end of period	66,048,340	32,172,817	143,301,946	4,849,688
Total return based on NAV (4)	3.80%	3.74%	3.68%	3.59%
Ratios:
Ratio of net expenses to average net assets (5)	9.21%	9.47%	9.72%	9.99%
Ratio of net investment income to average net assets (5)	12.02%	11.77%	11.53%	11.17%
Portfolio turnover rate	8.90%	8.90%	8.90%	8.90%
Supplemental Data:
Net assets, end of period	$1,674,789	$815,793	$3,633,652	$122,976
Asset coverage ratio	261.9%	261.9%	261.9%	261.9%
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
(5)For the three months ended March 31, 2024, amounts are annualized except for excise tax, and capital gains incentive fee.

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

On February 1, 2024, the Company entered into an amendment (“Amendment No. 1”) to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III to $400.0 million and $57.1 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of March 31, 2024 and December 31, 2023, the Company had contributed $164.7 million and $129.7 million, respectively, and COM had contributed $23.5 million and $18.5 million, respectively, of capital. As of March 31, 2024 and December 31, 2023, $235.3 million and $70.3 million, respectively, of capital remained uncalled from the Company and $33.6 million and $10.1 million, respectively, of capital remained uncalled from COM. As of March 31, 2024 and December 31, 2023, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023.

The following table presents the schedule of investments of ULTRA III as of March 31, 2024:

Company(1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(5)		SF +	6.00%		11.32%		11/8/2029		$245,500		$239,768		$242,526
											239,768		242,526		129.96%
Health Care Providers
Emerus Holdings, Inc. (4)(5)		SF +	6.25%		11.58%		1/5/2028		160,000		155,486		155,483
											155,486		155,483		83.32%
Medical Equipment and Services
EHOB, LLC (4)(5)		SF +	5.75%		11.06%		12/18/2029		125,000		122,323		123,563
											122,323		123,563		66.21%
Total First Lien Debt											$517,577		$521,572		279.49%
Total Investment Portfolio											$517,577		$521,572		279.49%
Cash and Cash Equivalents
Cash											8,378		8,378		4.49%
Total Cash and Cash Equivalents											$8,378		$8,378		4.49%
Total Portfolio Investments, Cash and Cash Equivalents											$525,955		$529,950		283.98%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The interest rate floor on these investments as of March 31, 2024 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2023:

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

(5) The interest rate floor on these investments as of December 31, 2023 was 1.00%.

The following table presents the selected statement of assets and liabilities information of ULTRA III as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $517,577 and $361,719 at March 31, 2024 and December 31, 2023, respectively)	$521,572	$361,715
Cash and cash equivalents	8,378	2,317
Interest receivable	6,869	2,401
Total assets	$536,819	$366,433
LIABILITIES
Debt	$342,300	$222,300
Interest payable and other liabilities	7,901	2,415
Total liabilities	350,201	224,715
MEMBERS’ EQUITY
Members’ Equity	186,618	141,718
Total Members’ Equity	186,618	141,718
Total liabilities and members’ equity	$536,819	$366,433

The following table presents the selected statement of operations information of ULTRA III for the three months ended March 31, 2024 (Unaudited):

Three Months Ended March 31, 2024
Investment income:
Interest income	$15,681
Total investment income	15,681
Expenses:
Interest expense	7,407
Other expenses	495
Total expenses	7,902
Net investment income	7,779
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	4,000
Net realized and change in unrealized gain (loss) on investments	4,000
Net increase (decrease) in net assets resulting from operations	$11,779

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2024, except as discussed below.

Subscriptions
The Company received $243.5 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective April 1, 2024.

The Company received $255.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective May 1, 2024.

Distributions Declarations

On April 25, 2024, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, $0.1496 per Class F share, and $0.1423 per Class S share, all of which are payable on or about May 31, 2024 to shareholders of record as of April 30, 2024. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about May 31, 2024 to shareholders of record as of April 30, 2024.

Managing Dealer

On April 11, 2024, the Company entered into a managing dealer agreement (the “Managing Dealer Agreement”) with HPS Securities, LLC, as the Company’s managing dealer (“HPS Securities”). Pursuant to the Managing Dealer Agreement, HPS Securities, among other things, manages the Company’s relationships with third-party brokers engaged by HPS Securities to participate in the distribution of the Company’s common shares (“participating brokers”) and financial advisors. HPS Securities also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay HPS Securities only shareholder servicing and/or distribution fees with respect to Class S shares, Class D and Class F shares. The Company will not pay any other fees to the Managing Dealer. The Managing Dealer Agreement may be terminated by the Company or HPS Securities (i) on 60 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the Investment Company Act of 1940, as amended, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to HPS Securities or the Company’s investment adviser.

In addition, and in connection with the transition to HPS Securities as the Company’s managing dealer as discussed above, the Company provided notice for the termination of the managing dealer agreement dated as of August 3, 2021 by and between the Company and Emerson Equity LLC, which termination shall be effective as of April 11, 2024.

Debt Securitization

On April 18, 2024, the Company, through HLEND CLO 2024-2, LLC (the “Issuer”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned indirect subsidiary of the Company, priced its $526.0 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on or about May 23, 2024 (the “Closing”). The HLEND 2024-2 Secured Notes (as defined below) to be issued by the Issuer in the CLO Transaction will be secured by a portfolio of collateral obligations consisting primarily of middle market loans and participation interests therein.

The CLO Transaction is expected to be executed through (i) a private placement of Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Notes, Class A-F Senior Secured Fixed Rate Notes, Class B-1 Senior Secured Floating Rate Notes, Class B-2 Senior Secured Floating Rate Notes, Class B-F Senior Secured Fixed Rate Notes, Class C-1 Secured Deferrable Floating Rate Notes, Class C-2 Secured Deferrable Floating Rate Notes, and Class C-F Secured Deferrable Fixed Rate Notes (collectively, the “HLEND 2024-2 Secured Notes”), and (ii) a purchase by the Depositor (as defined below) of the subordinated notes issued by the Issuer (the “Subordinated Notes” and, together with the HLEND 2024-2 Secured Notes, the “HLEND 2024-2 Notes”), the terms of which are summarized in the table below:

Class	Par Size ($)	Expected Ratings (S&P)*	Coupon	Price
Class A-1 Notes	$255,000	AAA(sf)	SOFR + 0.250%	93.2247
Class A-2 Notes	40,850	AAA(sf)	SOFR + 1.875%	100.0000
Class A-F Notes	9,150	AAA(sf)	6.275%	100.0000
Class B-1 Notes	35,000	AA(sf)	SOFR + 0.500%	89.9300
Class B-2 Notes	13,500	AA(sf)	SOFR + 2.400%	100.0000
Class B-F Notes	1,500	AA(sf)	6.714%	100.0000
Class C-1 Notes	31,500	A(sf)	SOFR + 0.750%	86.5400
Class C-2 Notes	12,150	A(sf)	SOFR + 3.200%	100.0000
Class C-F Notes	1,350	A(sf)	7.490%	100.0000
Subordinated Notes	126,000	N/A	N/A	N/A
Total	$526,000

*Initial ratings expected to be issued by S&P Global Ratings at the Closing.

The Company, through HLEND CLO 2024-2 Investments, LLC (the “Depositor”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned direct subsidiary of the Company, is expected to acquire 100% of the Subordinated Notes at the Closing and will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules and the EU/UK Securitization Regulations at and after the Closing. The Subordinated Notes will not bear interest. The Company expects that the HLEND 2024-2 Notes will mature on April 20, 2034, unless otherwise redeemed earlier in accordance with the terms of the indenture governing the HLEND 2024-2 Notes, to be executed on the Closing (the “Indenture”). All capitalized terms used but not defined herein have the meaning given to such terms in the Indenture.

The HLEND 2024-2 Secured Notes will be the secured obligations of the Issuer, and the Indenture will include customary covenants and events of default. The HLEND 2024-2 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from registration.

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended March 31,
	2024	2023
Total investments, beginning of period	$9,203,801	$5,860,186
New investments purchased	1,418,820	984,699
Payment-in-kind interest and dividends capitalized	16,483	4,669
Net accretion of discount on investments	27,075	8,903
Net realized gain (loss) on investments	(9,949)	(10,731)
Investments sold or repaid	(850,253)	(128,455)
Total investments, end of period	$9,805,977	$6,719,271
The following table presents certain selected information regarding our investment portfolio:

	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.2%	12.2%
Weighted average yield on debt and income producing investments, at fair value(1)	12.0%	12.1%
Weighted average yield on total portfolio, at amortized cost(2)	12.1%	12.0%
Weighted average yield on total portfolio, at fair value(2)	12.0%	11.9%
Number of portfolio companies	243	239
Weighted average EBITDA(3)	$198	$193
Weighted average loan-to-value (“LTV”) (4)	40%	39%
Percentage of debt investments bearing a floating rate, at fair value	99.0%	98.6%
Percentage of debt investments bearing a fixed rate, at fair value	1.0%	1.4%
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

Our investments consisted of the following:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,453,479	$9,557,342	96.37%	$8,919,865	$9,002,695	96.93%
Second lien debt	36,422	36,495	0.37	64,782	67,087	0.72
Other secured debt	63,720	63,719	0.64	—	—	—
Unsecured debt	29,523	29,670	0.30	28,901	29,101	0.31
Structured finance investments	25,186	26,974	0.27	28,427	29,868	0.32
Investments in joint ventures	158,113	163,291	1.65	125,513	124,003	1.33
Equity investments	39,534	40,081	0.40	36,313	36,656	0.39
Total	$9,805,977	$9,917,572	100.00%	$9,203,801	$9,289,410	100.00%
As of March 31, 2024 and December 31, 2023, the Company had certain investments in three portfolio companies on non-accrual status. The following table shows the fair value of our performing and non-accrual debt investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$9,687,939	99.73%	$9,098,383	99.67%
Non-accrual(1)	26,261	0.27	30,368	0.33
Total	$9,714,200	100.00%	$9,128,751	100.00%
(1)Investments on non-accrual represented 0.32% and 0.40% of amortized cost of total debt investments as of March 31, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value:

	March 31, 2024	December 31, 2023
Software and Computer Services	14.03%	15.86%
Industrial Support Services	13.20	11.45
Medical Equipment and Services	10.74	8.64
Health Care Providers	9.63	10.36
Consumer Services	6.58	6.76
Media	5.92	6.52
Non-life Insurance	5.57	5.72
General Industrials	5.02	4.36
Aerospace and Defense	3.99	5.12
Pharmaceuticals and Biotechnology	2.66	2.89
Industrial Engineering	2.49	2.74
Investment Banking and Brokerage Services	2.34	1.73
Travel and Leisure	2.06	3.57
Food Producers	1.73	1.64
Investments in joint ventures	1.65	1.33
Retailers	1.56	1.22
Industrial Transportation	1.18	0.36
Personal Care, Drug and Grocery Stores	1.17	1.29
Electricity	1.06	0.90
Automobiles and Parts	1.01	1.22
Asset Based Lending and Fund Finance	0.86	0.23
Personal Goods	0.74	0.82
Technology Hardware and Equipment	0.73	0.76
Finance and Credit Services	0.61	0.64
Construction and Materials	0.57	0.62
Oil, Gas and Coal	0.47	0.48
Telecommunications Service Providers	0.46	0.76
Gas, Water and Multi-utilities	0.43	0.47
Real Estate Investment and Services	0.40	0.43
Structured Finance	0.27	0.32
Industrial Metals and Mining	0.25	0.13
Alternative Energy	0.16	0.18
Chemicals	0.15	0.16
Telecommunications Equipment	0.15	0.16
Household Goods and Home Construction	0.07	0.07
Life Insurance	0.06	0.06
Leisure Goods	0.02	0.02
Electronic and Electrical Equipment	0.01	0.01
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2024	December 31, 2023
Australia	1.84%	2.87%
Austria	0.88	—
Canada	0.74	0.84
France	0.84	0.41
Germany	0.72	0.77
Italy	1.34	1.48
Luxembourg	0.07	—
Norway	0.25	0.27
Singapore	0.32	0.35
Spain	0.33	0.36
Taiwan	0.42	0.43
United Kingdom	4.44	4.78
United States	87.81	87.44
Total	100.00%	100.00%

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

ULTRA III, LLC

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”).

As of March 31, 2024, the Company and COM have committed to contribute up to $400.0 million and $57.1 million, respectively, of capital to ULTRA III. As of March 31, 2024, the Company had contributed $164.7 million and COM had contributed $23.5 million of capital and $235.3 million and $33.6 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Total senior secured debt investments at fair value	$521,572	$361,715
Number of portfolio companies	3	2
Weighted average yield on debt investments, at amortized cost(1)	12.2%	12.0%
Weighted average yield on debt investments, at fair value(1)	12.1%	12.0%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of March 31, 2024 and December 31, 2023.

Results of Operations
The following table represents our operating results:

	Three Months Ended March 31,
	2024	2023
Total investment income	$313,502	$178,776
Total expenses	145,505	82,158
Net investment income before excise tax	167,997	96,618
Excise tax expense	(15)	(5)
Net investment income after excise tax	168,012	96,623
Net realized gain (loss)	(6,273)	(11,429)
Net change in unrealized appreciation (depreciation)	53,911	73,835
Net increase (decrease) in net assets resulting from operations	$215,650	$159,029
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$291,764	$173,642
Payment-in-kind interest income	18,030	4,730
Dividend Income	2,614	—
Other income	1,094	404
Total investment income	$313,502	$178,776
Total investment income increased to $313.5 million for the three months ended March 31, 2024 from $178.8 million for the same period in the prior year primarily driven by our deployment of capital, increased benchmark interest rates, the increased balance of our investments and by increased dividend income from ULTRA III. The size of our investment portfolio at fair value was $9,917.6 million and our weighted average yield on debt and income producing securities at fair value was 12.0%.

Expenses
Expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$86,093	$49,963
Management fees	18,339	11,188
Income based incentive fee	25,565	14,248
Capital gains incentive fee	5,954	—
Distribution and shareholder servicing fees
Class D	497	275
Class F	4,309	2,835
Class S	184	—
Professional fees	756	919
Board of Trustees’ fees	149	141
Administrative service expenses	822	573
Other general & administrative	2,384	1,651
Amortization of continuous offering costs	453	365
Excise tax expense	(15)	(5)
Total expenses (including excise tax expense)	$145,490	$82,153
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) increased to $86.1 million for the three months ended March 31, 2024 from $50.0 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $3,870.4 million for the three months ended March 31, 2024 from $2,672.4 million for the same period in the prior year.
Management Fees
Management fees increased to $18.3 million for the three months ended March 31, 2024 from $11.2 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee
Income based incentive fees increased to $25.6 million for the three months ended March 31, 2024 from $14.2 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
Capital gains based incentive fees increased to $6.0 million for the three months ended March 31, 2024, from $0.0 million for the same period in the prior year primarily due to net unrealized gains on investments. The accrual for any capital gains incentive fee under

U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $9.6 million for the three months ended March 31, 2024, from $6.8 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2024, the Administrator charged $0.8 million, an increase from $0.6 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $5.0 million for the three months ended March 31, 2024 from $3.1 million for the same period in the prior year primarily due to an increase in shares outstanding.

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
For the three months ended March 31, 2024 and 2023, we incurred U.S. federal excise tax of $(0.0) million and $(0.0) million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended March 31,
	2024	2023
Non-controlled/non-affiliated investments	$(9,949)	$(10,731)
Foreign currency forward contracts	167	(529)
Foreign currency transactions	3,509	(169)
Net realized gain (loss)	$(6,273)	$(11,429)

For the three months ended March 31, 2024, we generated net realized gains (losses) of $(6.3) million, driven by net realized losses on sales of debt investments, primarily syndicated loans and bonds, of $(2.4) million and foreign currency realized losses of $(7.5) million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to an AUD portfolio company repayment. Realized losses were partially offset by $3.5 million gains in foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD and EUR exchange rates.

For the three months ended March 31, 2023, we generated net realized gains (losses) of $(11.4) million, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of a debt investment and foreign currency forwards contracts.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Non-controlled/non-affiliated investments	$19,345	$77,873
Non-controlled/affiliated investments	(46)	—
Controlled/affiliated investments	6,688	—
Foreign currency forward contracts	12,494	(2,505)
Translation of assets and liabilities in foreign currencies	15,430	(1,533)
Net change in unrealized appreciation (depreciation)	$53,911	$73,835
For the three months ended March 31, 2024, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets. For the three months ended March 31, 2024, we generated foreign currency unrealized losses of $(21.1) million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the AUD, GBP and EUR exchange rates. For the three months ended March 31, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.

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
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our continuous offering of Common Shares, proceeds from net borrowings on our credit facilities, unsecured debt issuances, debt securitization issuances, income earned and repayments on principal on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.
As of March 31, 2024 and December 31, 2023, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and a debt securitization issuance. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, we had an aggregate amount of $3,859.6 million and $4,210.4 million, respectively, of debt outstanding and our asset coverage ratio was 261.9% and 223.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of March 31, 2024, taken together with our $2,963.4 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,056.5 million of syndicated loans and other liquid investments as of March 31, 2024, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the three months ended March 31, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2024, we had $300.7 million in cash and cash equivalents. During the three months ended March 31, 2024, cash used in operating activities was $351.9 million, primarily as a result of funding portfolio investments of $1,416.8 million and partially offset by proceeds from sale of investments and principal repayments of $848.2 million and other operating uses of $216.7 million. Cash provided by financing activities was $463.8 million during the period, primarily as a result of new share issuances related to $983.0 million of subscriptions and net borrowings (repayments) of $(334.0) million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,309,134	$360,098
Share transfers between classes	53,163	1,333
Distributions reinvested	538,118	13,526
Share repurchases	(1,309,587)	(33,211)
Early repurchase deduction	—	—
Net increase (decrease)	13,590,828	$341,746
CLASS D
Subscriptions	3,843,517	$96,497
Share transfers between classes	116,731	2,927
Distributions reinvested	436,170	10,964
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	—
Net increase (decrease)	3,980,098	$99,830
CLASS F
Subscriptions	17,020,539	$428,057
Share transfers between classes	(226,825)	(5,691)
Distributions reinvested	1,748,096	43,940
Share repurchases	(621,324)	(15,757)
Early repurchase deduction	—	—
Net increase (decrease)	17,920,486	$450,549
CLASS S
Subscriptions	3,911,922	$98,389
Share transfers between classes	56,931	1,431
Distributions reinvested	22,956	578
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,991,809	$100,398
Total net increase (decrease)	39,483,221	$992,523

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	903,666	$21,893
Share transfers between classes	675,921	16,465
Distributions reinvested	352,176	8,526
Share repurchases	(377,320)	(9,207)
Early repurchase deduction	—	15
Net increase (decrease)	1,554,443	$37,692
CLASS D
Subscriptions	1,249,379	$30,400
Share transfers between classes	—	—
Distributions reinvested	182,009	4,406
Share repurchases	—	—
Early repurchase deduction	—	8
Net increase (decrease)	1,431,388	$34,814
CLASS F
Subscriptions	4,126,357	$100,409
Share transfers between classes	(675,921)	(16,465)
Distributions reinvested	1,012,997	24,524
Share repurchases	(681,306)	(16,624)
Early repurchase deduction	—	39
Net increase (decrease)	3,782,127	$91,883
Total net increase (decrease)	6,767,958	$164,389

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
Total		$0.4800	$0.1650	$—	$0.6450	$39,684

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
Total		$0.4644	$0.1650	$—	$0.6294	$20,018

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
Total		$0.4487	$0.1650	$—	$0.6137	$84,571

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
Total		$0.4269	$0.1650	$—	$0.5919	$2,054
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

The following table summarizes our distributions declared and payable for the three months ended March 31, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
Total		$0.4800	$0.0940	$—	$0.5740	$20,939

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
Total		$0.4650	$0.0940	$—	$0.5590	$10,276

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
Total		$0.4502	$0.0940	$—	$0.5442	$51,585
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6450	$39,684	$0.6294	$20,018	$0.6137	$84,571	$0.5919	$2,054
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6450	$39,684	$0.6294	$20,018	$0.6137	$84,571	$0.5919	$2,054

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023:

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
The following table further summarizes the share repurchases completed during the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%

The following table further summarizes the share repurchases completed during the three months ended March 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$603,407	$603,407	$196,593	$22,937
HLEND B Funding Facility(3)	1,250,000	316,767	316,767	933,233	422,167
HLEND C Funding Facility	750,000	487,500	487,500	262,500	46,103
HLEND D Funding Facility	500,000	125,000	125,000	375,000	237,750
HLEND E Funding Facility	300,000	—	—	300,000	—
Revolving Credit Facility(3)	1,300,000	403,964	403,964	896,036	896,036
November 2025 Notes(4)	170,000	170,000	167,908	—	—
November 2027 Notes(4)	155,000	155,000	152,776	—	—
March 2026 Notes(5)	276,000	276,000	272,703	—	—
March 2028 Notes(5)	124,000	124,000	121,825	—	—
September 2027 Notes(6)	75,000	75,000	74,467	—	—
September 2028 Notes(6)	250,000	250,000	248,524	—	—
January 2029 Notes(7)	550,000	550,000	531,455	—	—
2023 CLO Secured Notes(8)	323,000	323,000	319,810	—	—
Total	$6,823,000	$3,859,638	$3,826,106	$2,963,362	$1,624,993

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

Under the HLEND A Funding Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 94.4 million
•British Pounds (GBP) of 42.9 million

Under the HLEND B Funding Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of March 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 180.6 million
•Australian Dollars (AUD) of 73.2 million
•Canadian Dollars (CAD) of 47.1 million
•British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.0) million and $(1.3) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $(1.0) million and $(0.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.6) million and $(0.9) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $(1.7) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.3) million, respectively, as of March 31, 2024 and includes the change in the notes carrying value of $0.1 million and $0.9 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs of $(12.2) million as of March 31, 2024 and includes the change in the notes carrying value of $(6.4) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.2) million as of March 31, 2024.

	December 31, 2023
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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of March 31, 2024, is as follows:

	March 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$603,407	$—	$603,407	$—	$—
HLEND B Funding Facility	316,767	—	—	316,767	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	125,000	—	—	125,000	—
HLEND E Funding Facility	—	—	—	—	—
Revolving Credit Facility	403,964	—	—	403,964	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	—	75,000	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
2023 CLO Secured Notes	323,000	—	—	—	323,000
Total	$3,859,638	$—	$1,049,407	$1,999,731	$810,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded delayed draw term loans, revolvers and preferred equity investments with an aggregate principal amount of $886.6 million and $760.7 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened litigation.
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
Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I (no upfront placement fee)	February 3, 2022	3.80%
Class I (with upfront placement fee)	February 3, 2022	1.73%
Class D (no upfront placement fee)	February 3, 2022	3.74%
Class D (with upfront placement fee)	February 3, 2022	1.67%
Class F (no upfront placement fee)	February 3, 2022	3.68%
Class F (with upfront placement fee)	February 3, 2022	1.60%
Class S (no upfront placement fee)	October 1, 2023	3.59%
Class S (with upfront placement fee)	October 1, 2023	(0.04)%
(1)Performance is through March 31, 2024 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Class I, Class D and Class F, and 3.5% for Class S) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.

Recent Developments
Subscriptions
The Company received $243.5 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares, and Class S shares for subscriptions effective April 1, 2024.

The Company received $255.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares, and Class S shares for subscriptions effective May 1, 2024.

Distributions Declarations

On April 25, 2024, the Company’s Board declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, $0.1496 per Class F share, and $0.1423 per Class S share, all of which are payable on or about May 31, 2024 to shareholders of record as of April 30, 2024. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about May 31, 2024 to shareholders of record as of April 30, 2024.

Managing Dealer

On April 11, 2024, the Company entered into a managing dealer agreement (the “Managing Dealer Agreement”) with HPS Securities, LLC, as the Company’s managing dealer (“HPS Securities”). Pursuant to the Managing Dealer Agreement, HPS Securities, among other things, manages the Company’s relationships with third-party brokers engaged by HPS Securities to participate in the distribution of the Company’s common shares (“participating brokers”) and financial advisors. HPS Securities also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay HPS Securities only shareholder servicing and/or distribution fees with respect to Class S shares, Class D and Class F shares. The Company will not pay any other fees to the Managing Dealer. The Managing Dealer Agreement may be terminated by the Company or HPS Securities (i) on 60 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the Investment Company Act of 1940, as amended, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to HPS Securities or the Company’s investment adviser.

In addition, and in connection with the transition to HPS Securities as the Company’s managing dealer as discussed above, the Company provided notice for the termination of the managing dealer agreement dated as of August 3, 2021 by and between the Company and Emerson Equity LLC, which termination shall be effective as of April 11, 2024.

Debt Securitization

On April 18, 2024, the Company, through HLEND CLO 2024-2, LLC (the “Issuer”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned indirect subsidiary of the Company, priced its $526.0 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on or about May 23, 2024 (the “Closing”). The HLEND 2024-2 Secured Notes (as defined below) to be issued by the Issuer in the CLO Transaction will be secured by a portfolio of collateral obligations consisting primarily of middle market loans and participation interests therein.

The CLO Transaction is expected to be executed through (i) a private placement of Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Notes, Class A-F Senior Secured Fixed Rate Notes, Class B-1 Senior Secured Floating Rate Notes, Class B-2 Senior Secured Floating Rate Notes, Class B-F Senior Secured Fixed Rate Notes, Class C-1 Secured Deferrable Floating Rate Notes, Class C-2 Secured Deferrable Floating Rate Notes, and Class C-F Secured Deferrable Fixed Rate Notes (collectively, the “HLEND 2024-2 Secured Notes”), and (ii) a purchase by the Depositor (as defined below) of the subordinated notes issued by the Issuer (the “Subordinated Notes” and, together with the HLEND 2024-2 Secured Notes, the “HLEND 2024-2 Notes”), the terms of which are summarized in the table below:

Class	Par Size ($)	Expected Ratings (S&P)*	Coupon	Price
Class A-1 Notes	$255,000	AAA(sf)	SOFR + 0.250%	93.2247
Class A-2 Notes	40,850	AAA(sf)	SOFR + 1.875%	100.0000
Class A-F Notes	9,150	AAA(sf)	6.275%	100.0000
Class B-1 Notes	35,000	AA(sf)	SOFR + 0.500%	89.9300
Class B-2 Notes	13,500	AA(sf)	SOFR + 2.400%	100.0000
Class B-F Notes	1,500	AA(sf)	6.714%	100.0000
Class C-1 Notes	31,500	A(sf)	SOFR + 0.750%	86.5400
Class C-2 Notes	12,150	A(sf)	SOFR + 3.200%	100.0000
Class C-F Notes	1,350	A(sf)	7.490%	100.0000
Subordinated Notes	126,000	N/A	N/A	N/A
Total	$526,000

*Initial ratings expected to be issued by S&P Global Ratings at the Closing.

The Company, through HLEND CLO 2024-2 Investments, LLC (the “Depositor”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned direct subsidiary of the Company, is expected to acquire 100% of the Subordinated Notes at the Closing and will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules and the EU/UK Securitization Regulations at and after the Closing. The Subordinated Notes will not bear interest. The Company expects that the HLEND 2024-2 Notes will mature on April 20, 2034, unless otherwise redeemed earlier in accordance with the terms of the indenture governing the HLEND 2024-2 Notes, to be executed on the Closing (the “Indenture”). All capitalized terms used but not defined herein have the meaning given to such terms in the Indenture.

The HLEND 2024-2 Secured Notes will be the secured obligations of the Issuer, and the Indenture will include customary covenants and events of default. The HLEND 2024-2 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from registration.

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
As of March 31, 2024, 99.0% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$290,933	$(110,914)	$180,019
Up 200 basis points	193,955	(73,943)	120,012
Up 100 basis points	96,978	(36,971)	60,007
Down 100 basis points	(96,978)	36,971	(60,007)
Down 200 basis points	(193,955)	73,943	(120,012)
Down 300 basis points	(290,675)	110,914	(179,761)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 22, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 22, 2024.

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

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2024 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 1, 2024	March 1, 2024	$25.36	2,347,231	1.13%

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1
Sixth Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023).

4.1
Indenture, dated as of January 30, 2024, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

4.2
First Supplemental Indenture, dated as of January 30, 2024, relating to the 6.750% Notes due 2029, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

4.3
Registration Rights Agreement, dated as of January 30, 2024, relating to the 6.750% Notes due 2029, by and among the Fund and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., BofA Securities, Inc., Goldman Sachs & Co. LLC, and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

10.1
Commitment Increase Agreement, dated as of January 17, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank AG New York Branch, as the increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 18, 2024).

10.2
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

10.3
Loan and Security Agreement dated March 28, 2024 by and among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings E, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 3, 2024).

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

HPS Corporate Lending Fund

May 15, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 15, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer