Form 10-Q
period 2024-06-30
HPS Corporate Lending Fund
filed 2024-08-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2024 was 9,940,216, 84,327,899, 38,853,898 and 155,547,132 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $10,737,830 and $9,058,649 at June 30, 2024 and December 31, 2023, respectively)	$10,863,483	$9,145,583
Non-controlled/affiliated investments (amortized cost of $19,524 and $19,639 at June 30, 2024 and December 31, 2023, respectively)	20,083	19,824
Controlled/affiliated investments (amortized cost of $227,227 and $125,513 at June 30, 2024 and December 31, 2023, respectively)	238,639	124,003
Total investments at fair value (amortized cost of $10,984,581 and $9,203,801 at June 30, 2024 and December 31, 2023, respectively)	11,122,205	9,289,410
Cash and cash equivalents	351,130	188,775
Interest receivable from non-controlled/non-affiliated investments	103,798	91,134
Dividend receivable from non-controlled/non-affiliated investments	27	83
Deferred financing costs	35,095	30,825
Deferred offering costs	1,589	891
Derivative assets, at fair value (Note 6)	8,144	8,353
Receivable for investments	14,016	105,138
Other assets	19,212	811
Total assets	$11,655,216	$9,715,420
LIABILITIES
Debt (net of unamortized debt issuance costs of $57,128 and $11,833 at June 30, 2024 and December 31, 2023, respectively)	$4,220,909	$4,206,900
Payable for investments purchased	75,905	71,339
Interest payable	77,767	58,786
Derivative liabilities, at fair value (Note 6)	17,901	9,104
Due to affiliates	10,986	12,833
Distribution payable (Note 9)	58,234	74,907
Payable for share repurchases (Note 9)	56,104	63,474
Management fees payable (Note 3)	7,329	5,591
Income based incentive fees payable (Note 3)	27,025	20,347
Capital gains incentive fees payable (Note 3)	13,046	3,518
Distribution and/or shareholder servicing fees payable	1,955	1,524
Accrued expenses and other liabilities	795	1,733
Total liabilities	4,567,956	4,530,056
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (277,761,711 and 206,889,570 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	2,778	2,069
Additional paid in capital	6,903,828	5,113,205
Distributable earnings (loss)	180,654	70,090
Total net assets	7,087,260	5,185,364
Total liabilities and net assets	$11,655,216	$9,715,420

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$2,052,817	$1,314,775
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	80,453,015	52,457,511
Net asset value per share	$25.52	$25.06
Class D Shares:
Net assets	$926,987	$706,613
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	36,330,213	28,192,719
Net asset value per share	$25.52	$25.06
Class F Shares:
Net assets	$3,878,862	$3,142,475
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	152,019,594	125,381,461
Net asset value per share	$25.52	$25.06
Class S Shares:
Net assets	$228,594	$21,501
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	8,958,889	857,879
Net asset value per share	$25.52	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$303,580	$206,356	$595,344	$379,998
Payment-in-kind interest income	16,910	8,161	34,940	12,891
Dividend income	973	47	1,768	47
Other income	3,170	1,241	4,264	1,645
From controlled/affiliated investments:
Dividend income	6,626	—	8,445	—
Total investment income	331,259	215,805	644,761	394,581
Expenses:
Interest expense	88,668	61,600	174,761	111,563
Management fees	21,207	12,070	39,546	23,258
Income based incentive fee	27,025	17,211	52,590	31,459
Capital gains incentive fee	3,573	—	9,528	—
Distribution and/or shareholder servicing fees
Class D	560	313	1,057	588
Class F	4,724	3,055	9,033	5,890
Class S	412	—	596	—
Professional fees	843	1,285	1,599	2,204
Board of Trustees’ fees	151	145	300	286
Administrative service expenses (Note 3)	847	581	1,669	1,154
Other general & administrative	2,410	2,044	4,793	3,695
Amortization of continuous offering costs	363	389	816	754
Total expenses	150,783	98,693	296,288	180,851
Net investment income before excise tax	180,476	117,112	348,473	213,730
Excise tax expense	569	—	554	(5)
Net investment income after excise tax	179,907	117,112	347,919	213,735
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,525)	365	(11,474)	(10,366)
Foreign currency forward contracts	(2,821)	(7,152)	(2,654)	(7,681)
Foreign currency transactions	5,612	27	9,121	(142)
Net realized gain (loss)	1,266	(6,760)	(5,007)	(18,189)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,374	38,117	38,719	115,990
Non-controlled/affiliated investments	420	—	374	—
Controlled/affiliated investments	6,234	—	12,922	—
Foreign currency forward contracts	4,754	3,409	17,248	904
Translation of assets and liabilities in foreign currencies	(3,458)	(5,960)	11,972	(7,493)
Net change in unrealized appreciation (depreciation)	27,324	35,566	81,235	109,401
Net realized and change in unrealized gain (loss)	28,590	28,806	76,228	91,212
Net increase (decrease) in net assets resulting from operations	$208,497	$145,918	$424,147	$304,947
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$179,907	$117,112	$347,919	$213,735
Net realized gain (loss)	1,266	(6,760)	(5,007)	(18,189)
Net change in unrealized appreciation (depreciation)	27,324	35,566	81,235	109,401
Net increase (decrease) in net assets resulting from operations	208,497	145,918	424,147	304,947
Distributions to common shareholders:
Class I	(48,883)	(23,136)	(88,567)	(44,075)
Class D	(22,251)	(12,317)	(42,269)	(22,593)
Class F	(91,600)	(58,567)	(176,171)	(110,152)
Class S	(4,521)	—	(6,575)	—
Net decrease in net assets resulting from distributions	(167,255)	(94,020)	(313,582)	(176,820)
Share transactions:
Class I:
Proceeds from shares sold	374,949	38,749	735,047	60,642
Share transfers between classes	1,115	—	2,448	16,465
Distributions reinvested	13,283	8,064	26,809	16,590
Repurchased shares, net of early repurchase deduction	(22,768)	(4,144)	(55,979)	(13,336)
Net increase (decrease) from share transactions	366,579	42,669	708,325	80,361
Class D:
Proceeds from shares sold	81,825	49,495	178,322	79,895
Share transfers between classes	13,549	5,462	16,476	5,462
Distributions reinvested	10,301	5,024	21,265	9,430
Repurchased shares, net of early repurchase deduction	20	(25,085)	(10,538)	(25,077)
Net increase (decrease) from share transactions	105,695	34,896	205,525	69,710
Class F:
Proceeds from shares sold	229,852	158,441	657,909	258,850
Share transfers between classes	(14,664)	(5,462)	(20,355)	(21,927)
Distributions reinvested	40,181	24,055	84,121	48,579
Repurchased shares, net of early repurchase deduction	(33,361)	(69,371)	(49,118)	(85,956)
Net increase (decrease) from share transactions	222,008	107,663	672,557	199,546
Class S:
Proceeds from shares sold	102,658	—	201,047	—
Share transfers between classes	—	—	1,431	—
Distributions reinvested	1,863	—	2,441	—
Repurchased shares, net of early repurchase deduction	5	—	5	—
Net increase (decrease) from share transactions	104,526	—	204,924	—
Total increase (decrease) in net assets	840,050	237,126	1,901,896	477,744
Net assets, beginning of period	6,247,210	3,695,890	5,185,364	3,455,272
Net assets, end of period	$7,087,260	$3,933,016	$7,087,260	$3,933,016

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$424,147	$304,947
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(52,015)	(115,990)
Net realized (gain) loss on investments	11,474	10,366
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(17,248)	(904)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(13,913)	7,696
Net accretion of discount and amortization of premium, net	(47,986)	(17,778)
Amortization of deferred financing costs	4,371	2,738
Amortization of debt issuance costs and original issue discount on notes	3,247	809
Amortization of offering costs	816	754
Payment-in-kind interest capitalized	(34,077)	(12,458)
Payment-in-kind dividends capitalized	(954)	—
Purchases of investments	(3,018,927)	(1,539,183)
Proceeds from sale of investments and principal repayments	1,309,690	366,205
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(12,664)	(5,083)
Dividend receivable from non-controlled/non-affiliated investments	56	—
Receivable for investments	91,122	(8,945)
Other assets	(18,401)	(556)
Payable for investments purchased	4,566	35,370
Interest payable	18,981	22,176
Due to affiliates	(1,847)	6,491
Management fees payable	1,738	4,096
Income based incentive fees payable	6,678	17,211
Capital gains incentive fees payable	9,528	—
Distribution and/or shareholder servicing fees payable	431	1,257
Accrued expenses and other liabilities	(938)	(783)
Net cash provided by (used in) operating activities	(1,332,125)	(921,564)
Cash flows from financing activities:
Borrowings on debt	3,062,601	2,253,726
Repayments of debt	(2,963,128)	(1,456,808)
Deferred financing costs paid	(8,642)	(11,416)
Debt issuance costs paid	(48,543)	(3,646)
Deferred offering costs paid	(1,514)	(1,511)
Proceeds from issuance of Common Shares	1,772,325	399,387
Common Shares repurchased, net of early repurchase deduction	(123,000)	(35,589)
Distributions paid in cash	(195,619)	(108,992)
Net cash provided by (used in) financing activities	1,494,480	1,035,151
Net increase (decrease) in cash and cash equivalents	162,355	113,587
Cash and cash equivalents, beginning of period	188,775	74,241
Cash and cash equivalents, end of period	$351,130	$187,828

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$148,162	$89,387
Taxes paid during the period	$1,522	$819
Distribution payable	$58,234	$32,319
Share repurchases accrued but not paid	$56,104	$98,594
Reinvestment of distributions during the period	$134,636	$74,599
Non-cash purchases of investments	$3,045	$28,861
Non-cash sales of investments	$(3,045)	$(28,861)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units			Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(9)				8/4/2028		$5,687		$(79)	$(107)
Arcfield Acquisition Corp (4)(9)	SF +	6.25%	11.58%	8/3/2029		48,637		47,884	47,627
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.10%	8/22/2028	A$	3,614		2,421	2,377
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421		(83)	(50)
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.10%	8/22/2028	A$	41,558		27,944	27,338
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	10.42%	5/3/2028		17,561		7,288	7,552
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	10.44%	5/3/2029		41,321		40,311	41,321
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	10.44%	5/3/2029		3,104		3,048	3,104
Fastener Distribution Holdings, LLC (4)(10)	SF +	6.50%	11.98%	10/1/2025		41,298		40,965	41,122
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864		(133)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	10.33%	1/9/2030		37,241		36,348	37,241
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	10.33%	1/9/2030		7,840		7,705	7,840
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285		(593)	(225)
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	12.85%	11/30/2029		190,949		186,730	189,312
								399,756	404,452	5.71%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	12.43%	11/9/2026		14,325		14,100	14,098
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	12.43%	11/9/2026		1,089		1,070	1,072
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	12.43%	11/9/2026		11,816		11,595	11,628
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	12.43%	11/9/2026		1,075		1,058	1,058
								27,823	27,856	0.39%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF +	6.75%	12.18%	12/21/2026		18,402		18,099	18,118
								18,099	18,118	0.26%
Automobiles and Parts
Clarios Global LP (7)	SF +	3.00%	8.34%	5/6/2030		10,723		10,673	10,762
Foundation Automotive US Corp (4)(10)	SF +	7.75% PIK	13.33%	12/24/2027		4,444		4,400	3,751
Foundation Automotive Corp (4)(5)(10)	SF +	7.75% PIK	13.35%	12/24/2027		14,645		14,512	12,359
Foundation Automotive US Corp (4)(10)	SF +	7.75% PIK	13.35%	12/24/2027		24,933		24,709	21,041
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.24%	2/8/2027		40,389		40,163	40,389
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.24%	2/8/2027		8,479		8,433	8,479
								102,890	96,781	1.37%
Chemicals
Lummus Technology Holdings V LLC (7)	SF +	3.50%	8.96%	12/31/2029		15,073		14,878	15,149
								14,878	15,149	0.21%
Construction and Materials
Esdec Solar Group B.V. (4)(5)(6)(8)				8/30/2028		€17,183		(342)	(96)
Esdec Solar Group B.V. (4)(5)(8)	E +	6.25%	10.08%	8/30/2028		€51,162		55,048	54,510
Nexus Intermediate III, LLC (4)(9)	SF +	5.50%	11.18%	12/6/2027		1,058		1,047	1,055
								55,753	55,469	0.78%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.65%	3/21/2028	A$	57,095		36,082	37,209
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	8.25% (incl 4.00% PIK)	11.69%	5/25/2027		44,947	S$	32,488	32,767
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	15.21%	6/30/2027		55,337		55,337	55,330
Auctane Inc (4)(9)	SF +	5.75%	11.18%	10/5/2028		24,438		24,438	24,438
Club Car Wash Operating, LLC (4)(6)(10)	SF +	6.00%	11.48%	6/16/2027		39,238		24,673	25,261
Club Car Wash Operating, LLC (4)(10)	SF +	6.00%	11.48%	6/16/2027		12,441		12,279	12,441

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Club Car Wash Operating, LLC (4)(10)	SF +	6.00%	11.48%	6/16/2027	25,457	25,236	25,457
Express Wash Concepts, LLC (4)(10)	SF +	6.00%	11.44%	4/30/2027	46,989	46,719	47,144
Express Wash Concepts, LLC (4)(10)	SF +	6.00%	11.44%	4/30/2027	26,393	26,237	26,479
Grant Thornton LLP (7)	SF +	3.25%	8.60%	6/2/2031	3,750	3,750	3,765
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	10.70%	4/9/2029	25,123	24,582	23,971
IXM Holdings, Inc. (4)(11)	SF +	6.50%	11.83%	12/14/2029	18,519	18,266	18,704
IXM Holdings, Inc. (4)(6)(11)				12/14/2029	1,638	(23)	16
IXM Holdings, Inc. (4)(6)(11)	SF +	6.50%	11.84%	12/14/2029	2,184	1,303	1,332
KUEHG Corp. (8)	SF +	4.50%	9.83%	6/12/2030	3,827	3,818	3,846
Learning Care Group, Inc. (8)	SF +	4.00%	9.34%	8/11/2028	1,985	1,960	2,001
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.48%	3/12/2029	46,566	45,533	46,804
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.48%	3/12/2029	12,454	12,366	12,517
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	10.83%	5/18/2029	22,892	22,557	22,452
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.97%	7/25/2028	21,484	21,189	21,610
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.97%	7/25/2028	15,942	15,724	16,036
Spotless Brands, LLC (4)(10)	SF +	6.50%	11.97%	7/25/2028	105,065	103,595	105,682
Spotless Brands, LLC (4)(6)(10)	SF +	6.50%	11.93%	7/25/2028	5,175	2,001	2,070
Thrasio LLC (4)(10)	SF +	10.00% PIK	15.45%	6/18/2029	344	342	344
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029	1,055	1,029	833
TruGreen Limited Partnership (9)	SF +	4.00%	9.44%	11/2/2027	8,531	8,456	8,241
WMB Holdings Inc (8)	SF +	2.75%	8.09%	11/2/2029	1,673	1,634	1,681
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.69%	12/31/2024	26,098	26,098	25,632
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.69%	12/31/2024	15,375	15,373	15,101
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 1.50% PIK)	12.69%	12/31/2024	987	987	969
						614,029	620,133	8.75%
Electricity
Hamilton Projects Acquiror, LLC (8)	SF +	3.75%	9.09%	5/31/2031	17,149	17,106	17,280
IP Operating Portfolio I, LLC (4)(7)			7.88%	12/31/2029	27,428	26,954	27,428
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	10.84%	6/26/2029	26,547	8,320	8,322
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	10.84%	12/31/2025	38,338	6,756	6,761
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	10.33%	6/27/2025	25,000	24,797	24,897
						83,933	84,688	1.19%
Electronic and Electrical Equipment
Brightstar Escrow Corp. (7)			9.75%	10/15/2025	183	182	185
						182	185	—%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	14.73%	2/9/2027	20,864	20,670	20,781
Yes Energy LLC (4)(10)	SF +	5.00%	10.35%	4/21/2028	9,975	9,830	10,038
Yes Energy LLC (4)(10)	SF +	5.00%	10.35%	4/21/2028	4,861	4,727	4,892
Yes Energy LLC (4)(6)(10)	SF +	5.00%	10.34%	4/21/2028	4,212	202	326
Yes Energy LLC (4)(10)	SF +	5.00%	10.35%	4/21/2028	25,935	25,457	26,100
						60,886	62,137	0.88%
Food Producers
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	11.44%	2/12/2029	11,279	6,607	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	11.44%	2/12/2029	89,347	88,048	89,347
Sugar PPC Buyer LLC (4)(10)	SF +	6.00%	11.33%	10/2/2030	16,499	16,157	16,664
Sugar PPC Buyer LLC (4)(10)	SF +	6.00%	11.33%	10/2/2030	59,397	58,202	59,991
						169,014	172,769	2.44%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	11.18%	8/13/2027	42,274	41,758	42,274

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Eagle LNG Partners Jacksonville II LLC (4)(7)			13.50% (incl 6.35% PIK)	4/26/2029		766	744	744
							42,502	43,018	0.61%
General Industrials
BP Purchaser, LLC (4)(9)	SF +	5.50%	11.11%	12/11/2028		27,373	27,010	25,840
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	11.33%	11/8/2029		74,625	72,959	74,732
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.64%	1/3/2030		€13,229	13,986	13,995
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.64%	1/3/2030		€71,210	75,289	75,332
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€29,873	(1,138)	(392)
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€26,139	(996)	(343)
Cube Industrials Buyer, Inc. (4)(6)(10)				10/18/2029		5,664	(75)	—
Cube Industrials Buyer, Inc. (4)(10)	SF +	6.00%	11.33%	10/18/2030		48,963	48,302	49,453
Formerra, LLC (4)(10)	SF +	7.25%	12.74%	11/1/2028		4,230	4,127	4,205
Formerra, LLC (4)(6)(10)	SF +	7.25%	12.69%	11/1/2028		12,031	3,327	3,537
Formerra, LLC (4)(10)	SF +	7.25%	12.73%	11/1/2028		105,153	102,627	104,518
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		11,892	11,811	11,504
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		49,609	49,095	47,992
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		4,373	4,343	4,230
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		13,160	13,071	12,731
TMC Buyer Inc (8)	SF +	6.00%	11.33%	6/30/2028		69,797	63,296	69,797
							487,034	497,131	7.01%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)				8/10/2029	C$	1,941	(29)	—
123Dentist Inc (4)(5)(9)	C +	5.50%	10.27%	8/10/2029	C$	55,115	42,129	40,280
Aspen Dental Management Inc. (ADMI Corp) (8)	SF +	3.75%	9.21%	12/23/2027		3,319	3,253	3,259
Aspen Dental Management Inc. (ADMI Corp) (7)	SF +	5.75%	11.09%	12/23/2027		858	866	865
Accelerated Health Systems LLC (8)	SF +	4.25%	9.73%	2/15/2029		7,911	7,896	6,598
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	12.73%	2/24/2028		41,092	40,585	40,365
Baart Programs, Inc. (4)(10)	SF +	5.00%	10.60%	6/11/2027		10,071	10,013	9,695
Charlotte Buyer Inc (8)	SF +	5.25%	10.58%	2/11/2028		23,814	22,766	23,906
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027		1,000	738	425
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2028		25,291	24,420	16,252
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028		417	417	268
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028		11	11	7
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		54,046	(1,052)	360
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		32,427	(955)	216
MB2 Dental Solutions, LLC (4)(6)(13)	P +	5.00%	13.50%	2/13/2031		13,909	2,797	3,060
MB2 Dental Solutions, LLC (4)(9)	SF +	6.00%	11.33%	2/13/2031		155,694	153,320	156,731
Medline Borrower LP (8)	SF +	2.75%	8.09%	10/23/2028		15,135	15,021	15,183
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.86%	9/1/2028		4,563	4,479	3,810
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	11.58%	6/3/2030		30,015	29,253	30,315
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	11.58%	6/3/2030		10,005	9,751	10,105
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029		4,032	(99)	—
Phoenix Newco Inc (8)	SF +	3.25%	8.71%	11/15/2028		17,478	17,390	17,535
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.59%	3/14/2028		9,211	9,104	9,211
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.51%	3/14/2028		26,881	26,537	26,881
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	11.10%	8/31/2029		108,193	106,711	108,193
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029		8,145	(120)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.98%	12/17/2027	3,921	3,870	3,918
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.98%	12/17/2027	20,574	20,324	20,559
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027	2,695	2,720	2,640
Tivity Health Inc (4)(9)	SF +	6.00%	11.34%	6/28/2029	110,590	108,596	110,590
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(9)	SF +	5.75%	11.08%	7/17/2028	50,016	31,911	31,359
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.08%	7/17/2028	26,414	26,061	25,736
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.07%	7/17/2028	43,070	42,468	41,966
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.58%	12/31/2032	56,433	55,339	56,142
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.59%	12/31/2032	8,342	8,175	8,299
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.58%	12/31/2029	135,630	133,483	134,896
						958,149	959,625	13.54%
Household Goods and Home Construction
LHS Borrower LLC (8)	SF +	4.75%	10.19%	2/16/2029	6,912	6,865	6,559
Sunset Debt Merger Sub, Inc. (9)	SF +	4.00%	9.46%	10/6/2028	704	616	604
						7,481	7,163	0.10%
Industrial Engineering
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	11.84%	10/2/2029	19,778	19,345	19,976
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	10.83%	4/3/2028	13,271	2,863	3,097
Radwell Parent, LLC (4)(9)	SF +	5.50%	10.83%	4/2/2029	153,047	149,574	153,046
Roper Industrial Products Investment Co (8)	SF +	3.25%	8.58%	11/22/2029	17,227	16,742	17,317
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.29%	12/1/2027	€4,758	4,954	4,936
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50%	12.00%	12/1/2027	1,000	914	898
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50%	12.00%	12/1/2027	12,081	11,925	11,727
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50%	10.29%	12/1/2027	€8,380	9,351	8,693
TK Elevator US Newco Inc (5)(8)	SF +	3.50%	8.79%	4/30/2030	12,510	12,362	12,590
Wec US Holdings Ltd (7)	SF +	2.75%	8.09%	1/27/2031	10,000	9,926	10,021
						237,956	242,301	3.42%
Industrial Metals and Mining
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	11.33%	4/10/2029	61,908	60,413	60,429
						60,413	60,429	0.85%
Industrial Support Services
Acuris Finance US, Inc (8)	SF +	4.00%	9.48%	2/16/2028	13,500	13,419	13,520
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	€6,374	(267)	(124)
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.66%	2/8/2031	€44,620	46,259	46,918
Allied Universal Holdco LLC (8)	SF +	3.75%	9.19%	5/12/2028	2,986	2,979	2,978
Argos Health Holdings, Inc. (4)(9)	SF +	5.75%	11.07%	12/6/2027	650	642	612
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl 4.00% PIK)	13.58%	10/31/2029	114,369	111,879	113,388
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445	(299)	(115)
Becklar, LLC (4)(10)	SF +	6.85%	12.29%	12/21/2026	976	966	971
Becklar, LLC (4)(10)	SF +	6.85%	12.29%	12/21/2026	5,667	5,600	5,634
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558	(101)	—
Captive Resources Midco LLC (4)(9)	SF +	5.25%	10.59%	7/2/2029	94,578	93,279	94,578
CD&R Madison UK Bidco LTD (4)(5)(6)(7)	SN +	8.50% (incl 2.00% PIK)	13.71%	2/28/2030	£9,976	3,756	4,171
CD&R Madison UK Bidco LTD (4)(5)(7)	SN +	8.50% (incl 2.00% PIK)	13.72%	2/28/2030	£45,850	53,647	58,094
CD&R Madison UK Bidco LTD (4)(5)(7)	E +	8.00% (incl 2.00% PIK)	11.79%	2/28/2030	€22,605	23,212	24,221
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(269)	(18)
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(262)	(20)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	10.58%	10/1/2029	80,685	78,935	80,546
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423	(43)	(8)
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	5.75%	11.07%	12/6/2027	813	803	765
Employbridge, LLC (9)	SF +	4.75%	10.31%	7/19/2028	9,757	9,720	6,838
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426	(282)	(56)
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704	(184)	(52)
Empower Payments Investor, LLC (4)(9)	SF +	5.25%	10.48%	3/12/2031	101,946	99,996	101,554
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	10.08%	4/29/2029	25,906	25,439	21,135
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	11.09%	12/16/2030	187,862	185,521	185,982
IG Investments Holdings, LLC (4)(6)(9)				9/22/2027	6,836	(111)	(35)
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.43%	9/22/2028	22,164	21,934	22,160
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.43%	9/22/2028	1,828	1,816	1,828
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.33%	9/22/2028	2,190	2,169	2,190
NBG Acquisition Corp. (4)(6)(9)	SF +	5.25%	10.73%	11/6/2028	2,876	2,118	2,037
NBG Acquisition Corp. (4)(9)	SF +	5.25%	10.73%	11/6/2028	21,227	21,125	20,491
PG Polaris BidCo Sarl (5)(7)	SF +	3.50%	8.83%	3/26/2031	6,977	6,960	7,032
Planet US Buyer LLC (7)	SF +	3.50%	8.82%	2/7/2031	7,500	7,482	7,557
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.85%	8/31/2028	8,972	7,555	7,689
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(97)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.85%	8/31/2028	44,325	43,693	44,325
Royal Buyer, LLC (4)(6)(9)				8/31/2028	23,538	(226)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.85%	8/31/2028	70,672	70,023	70,672
Sedgwick Claims Management Services, Inc. (7)	SF +	3.75%	9.09%	6/27/2031	19,109	18,971	19,154
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	11.59%	5/2/2028	15,066	14,852	15,066
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	11.59%	5/2/2028	118,434	116,881	118,433
Soliant Lower Intermediate LLC (7)	SF +	3.75%	9.09%	6/20/2031	8,249	8,167	8,249
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.00%	10.45%	9/13/2028	3,579	543	596
Spirit RR Holdings, Inc. (4)(9)	SF +	5.00%	10.43%	9/13/2028	42,885	42,225	42,885
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.00%	10.40%	9/13/2028	5,971	2,896	2,978
TruckPro, LLC (4)(12)	SF +	7.75%	13.23%	8/16/2028	70,179	68,441	66,995
Vaco Holdings LLC (9)	SF +	5.00%	10.48%	1/21/2029	13,170	13,126	13,099
W3 TopCo LLC (4)(10)	SF +	6.50%	11.83%	3/22/2029	89,698	86,307	87,312
						1,311,195	1,322,225	18.66%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)				5/31/2029	€11,245	(288)	—
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.27%	5/31/2029	€8,096	8,503	8,671
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.27%	5/31/2029	€22,264	23,383	23,845
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338	(177)	11
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	11.08%	2/13/2030	11,973	175	389
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	11.07%	2/13/2031	86,157	84,527	86,257
						116,123	119,173	1.68%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(8)	SF +	5.00%	10.32%	7/27/2028	6,947	6,857	6,991
Ascensus Holdings, Inc. (8)	SF +	3.50%	8.96%	8/2/2028	7,603	7,548	7,619
Baker Tilly Advisory Group, LP (4)(9)	SF +	5.00%	10.34%	6/3/2031	98,839	97,371	97,372
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	19,768	(295)	(293)
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539	(349)	(349)
Eisner Advisory Group LLC (8)	SF +	4.00%	9.34%	2/28/2031	6,032	5,975	6,099
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(105)	—
More Cowbell II, LLC (4)(6)(9)	SF +	6.00%	11.33%	9/4/2029	7,590	3,139	3,270
More Cowbell II, LLC (4)(9)	SF +	6.00%	11.09%	9/3/2030	50,216	49,330	50,216
Osaic Holdings Inc (7)	SF +	4.00%	9.34%	8/17/2028	12,993	12,941	13,049

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Rockefeller Capital Management (4)(8)	SF +	5.00%	10.33%	4/4/2031	70,000	69,318	70,422
Transnetwork LLC (8)	SF +	5.50%	10.83%	12/29/2030	61,917	61,011	62,381
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	13.21%	9/22/2028	£22,905	27,090	29,018
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.70%	6/24/2031	£93,262	117,151	116,725
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	£6,211	(79)	(78)
						456,903	462,442	6.52%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	12.60%	9/7/2027	1,981	1,970	2,001
						1,970	2,001	0.03%
Life Insurance
OneDigital Borrower LLC (7)	SF +	3.50%	8.84%	7/2/2031	8,870	8,826	8,859
						8,826	8,859	0.12%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	10.58%	3/14/2029	12,586	12,426	12,548
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(170)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	10.58%	3/14/2029	54,215	53,453	54,054
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859	(189)	(56)
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	12.74%	10/29/2027	2,766	1,738	1,698
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	12.73%	10/29/2027	39,914	39,239	38,664
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	11.43%	6/18/2027	1,096	1,085	1,064
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	11.43%	6/18/2027	19,253	19,051	18,700
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	12.33%	10/29/2029	6,604	6,440	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.64%	10/29/2029	£15,493	18,834	19,782
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.87%	10/29/2029	€2,540	2,731	2,747
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.87%	10/29/2029	€3,048	3,185	3,297
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(135)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	12.33%	10/29/2029	30,478	29,734	30,783
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	10.54%	5/19/2031	12,087	11,790	11,790
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	10.48%	5/19/2031	£73,522	91,122	90,662
LOCI Bidco Limited (4)(5)(6)(8)				5/19/2031	46,320	(1,148)	(1,138)
Mav Acquisition Corporation (8)	SF +	4.75%	10.20%	7/28/2028	15,644	15,458	15,690
OneTeam Partners, LLC (4)(9)	SF +	5.50%	10.94%	9/14/2029	73,875	72,749	73,875
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.88%	7/26/2028	€34,871	35,575	37,584
Renaissance Holding Corp. (8)	SF +	4.25%	9.60%	4/5/2030	7,940	7,790	7,944
Showtime Acquisition, L.L.C. (4)(10)	SF +	6.50%	11.93%	8/7/2028	3,648	3,573	3,648
Showtime Acquisition, L.L.C. (4)(6)(14)				8/7/2028	4,711	(105)	—
Showtime Acquisition, L.L.C. (4)(10)	SF +	6.25%	11.68%	8/7/2028	4,253	4,175	4,253
Showtime Acquisition, L.L.C. (4)(10)	SF +	6.50%	11.93%	8/7/2028	63,352	61,932	63,352
						490,333	497,662	7.02%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	12.99%	2/23/2028	21,259	20,916	19,312
Bamboo US BidCo LLC (4)(6)(10)	SF +	6.75% (incl 3.38% PIK)	12.08%	9/30/2030	15,472	2,507	2,956
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(557)	(29)
Bamboo US BidCo LLC (4)(10)	E +	6.75% (incl 3.38% PIK)	10.62%	9/30/2030	€62,335	64,178	66,901
Bamboo US BidCo LLC (4)(10)	SF +	6.75% (incl 3.38% PIK)	12.08%	9/30/2030	82,357	80,192	82,426
Coding Solutions Acquisition, Inc. (4)(6)(9)				5/11/2028	10,470	(247)	(11)
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.50%	10.84%	5/11/2028	22,743	22,441	22,743
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.50%	10.84%	5/11/2028	10,875	3,663	3,806
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.50%	10.84%	5/11/2028	74,916	73,905	74,916

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.75%	11.09%	5/11/2028	33,996	33,253	33,959
Femur Buyer, Inc. (4)(6)(10)				9/18/2029	13,350	(316)	(401)
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	13.59%	3/18/2030	139,158	135,883	134,925
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	9.06%	10/31/2030	€66,556	68,671	71,281
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	10.34%	3/13/2029	111,503	108,335	111,242
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	10.34%	3/13/2029	62,276	61,170	62,130
PerkinElmer U.S. LLC (4)(6)(10)				3/13/2029	67,165	(993)	(157)
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	11.59%	5/12/2029	3,151	1,211	1,156
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	11.08%	5/12/2028	9,458	5,175	5,023
Plasma Buyer LLC (4)(9)	SF +	5.75%	11.08%	5/12/2029	83,636	82,425	80,861
Resonetics, LLC (9)	SF +	3.75%	9.08%	6/18/2031	48,913	48,791	49,066
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025	20,751	15,612	12,202
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.80%	7/6/2029	122,633	120,159	124,020
Zeus Company LLC (4)(6)(9)				2/28/2031	23,088	(338)	143
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506	(304)	—
Zeus Company LLC (4)(9)	SF +	5.50%	10.83%	2/28/2031	124,100	122,329	124,867
						1,068,061	1,083,337	15.29%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	6.00%	11.35%	10/30/2029	7,970	6,733	6,825
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	11.00%	11/1/2029	39,450	39,213	39,450
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	467	—	—
Accession Risk Management Group, Inc. (4)(9)	SF +	5.50%	10.98%	11/1/2029	14,199	14,199	14,199
Acrisure LLC (7)	SF +	3.25%	8.59%	11/6/2030	17,903	17,903	17,903
Alera Group, Inc. (4)(9)	SF +	5.25%	10.59%	10/2/2028	21,446	21,299	21,661
Alera Group, Inc. (4)(9)	SF +	5.25%	10.59%	10/2/2028	12,334	12,327	12,458
Alera Group, Inc. (4)(9)	SF +	5.25%	10.59%	10/2/2028	43,502	43,476	43,937
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	11.09%	10/2/2028	5,193	798	898
Alliant Holdings Intermediate, LLC (8)	SF +	3.50%	8.84%	11/6/2030	18,744	18,630	18,812
AmWINS Group Inc (9)	SF +	2.25%	7.71%	2/19/2028	7,536	7,510	7,539
Amynta Agency Borrower Inc (7)	SF +	3.75%	9.09%	2/28/2028	20,065	19,613	20,139
BroadStreet Partners, Inc. (7)	SF +	3.25%	8.59%	6/13/2031	9,169	9,088	9,155
Galway Borrower LLC (4)(6)(9)	SF +	5.25%	10.69%	9/29/2028	2,216	278	304
Galway Borrower LLC (4)(9)	SF +	5.25%	10.68%	9/29/2028	60,653	60,263	60,653
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.94%	11/24/2028	22,350	22,156	22,350
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.94%	11/24/2028	47	47	47
Higginbotham Insurance Agency, Inc. (4)(10)	SF +	5.50%	10.94%	11/24/2028	9,727	9,669	9,727
Higginbotham Insurance Agency, Inc. (4)(6)(10)	SF +	4.75%	10.09%	11/24/2028	14,334	1,457	1,596
HUB International Ltd (7)			7.25%	6/15/2030	10,517	10,517	10,787
HUB International Ltd (9)	SF +	3.25%	8.57%	6/20/2030	13,818	13,683	13,864
Integrity Marketing Acquisition LLC (4)(6)(9)	SF +	6.00%	11.35%	8/27/2026	5,820	2,010	2,058
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.37%	8/27/2026	20,592	20,398	20,592
Integrity Marketing Acquisition LLC (4)(9)	SF +	6.02%	11.47%	8/27/2026	56,684	56,357	56,684
Integrity Marketing Acquisition LLC (4)(6)(10)				8/27/2026	472	(3)	—
Jones Deslauriers Insurance Management Inc. (5)(7)			8.50%	3/15/2030	14,487	14,468	15,161
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	10.48%	10/16/2028	18,138	17,883	18,138
Patriot Growth Insurance Services LLC (4)(6)(9)				10/16/2028	822	(11)	—
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	10.48%	10/16/2028	7,150	7,058	7,150
Summit Acquisition Inc. (4)(6)(9)				5/1/2029	6,685	(162)	—
Summit Acquisition Inc. (4)(6)(9)				5/1/2030	10,961	(299)	219
Summit Acquisition Inc. (4)(9)	SF +	6.75%	12.08%	5/1/2030	48,658	47,443	49,631
Truist Insurance Holdings LLC (7)	SF +	3.25%	8.58%	5/6/2031	13,333	13,301	13,379

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.48%	3/25/2027		25,887	25,676	25,864
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027		6,576	(54)	(6)
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	10.48%	3/25/2027		20,528	20,350	20,509
USI Inc/NY (7)	SF +	2.75%	8.08%	9/27/2030		5,955	5,942	5,963
							559,216	567,646	8.01%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		6,923	(148)	15
Camin Cargo Control Holdings, Inc. (4)(6)(10)	P +	5.00%	13.50%	12/7/2029		6,923	1,982	2,123
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	6.00%	11.34%	12/7/2029		45,923	44,986	46,023
							46,820	48,161	0.68%
Personal Care, Drug and Grocery Stores
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	10.59%	6/27/2030		120,026	118,828	118,826
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029		9,034	(90)	(90)
Puma Buyer LLC (4)(8)	SF +	5.50%	10.93%	7/16/2029		61,070	57,843	61,070
Vermont Aus Pty Ltd (4)(5)(9)	SF +	5.65%	10.98%	3/23/2028		15,786	15,527	15,786
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.25%	3/23/2028	A$	34,946	25,655	23,309
							217,763	218,901	3.09%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(329)
Daphne S.P.A. (4)(5)(7)	E +	6.25%	10.41%	5/23/2028		€45,354	47,765	44,819
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(58)	—
Spanx, LLC (4)(9)	SF +	5.25%	10.69%	11/20/2028		29,250	28,866	29,250
							76,467	73,740	1.04%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(6)(9)				8/24/2029		6,340	(91)	—
Advarra Holdings, Inc. (4)(9)	SF +	5.25%	10.59%	8/24/2029		69,108	68,195	69,108
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.11%	11/1/2028		1,337	1,327	1,337
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(21)	—
CPI Buyer, LLC (4)(9)	SF +	5.50%	11.11%	11/1/2028		24,830	24,574	24,830
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028		€8,400	(171)	—
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	6.50%	10.22%	10/27/2028		€82,300	80,535	88,143
Gusto Aus Bidco Pty Ltd (4)(5)(6)(9)	B +	6.50%	10.90%	10/30/2028	A$	11,982	1,917	2,118
Gusto Aus Bidco Pty Ltd (4)(5)(9)	B +	6.50%	10.90%	10/30/2028	A$	118,623	74,429	79,913
Syneos Health Inc (7)	SF +	3.75%	9.08%	9/27/2030		9,975	9,982	9,979
							260,676	275,428	3.89%
Real Estate Investment and Services
Associations Finance, Inc. (4)(10)	SF +	6.50%	12.09%	7/3/2028		55,835	55,781	55,781
Associations Finance, Inc. (4)(6)(7)				7/3/2028		4,316	(4)	(4)
Associations Finance, Inc. (4)(6)(10)				7/3/2028		3,459	(3)	(3)
							55,774	55,774	0.79%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	6.50%	10.28%	12/5/2029		€21,626	22,712	23,065
BradyIFS Holdings, LLC (4)(6)(10)				10/31/2029		1,150	(11)	—
BradyIFS Holdings, LLC (4)(6)(10)	SF +	6.00%	11.33%	10/31/2029		1,492	905	939
BradyIFS Holdings, LLC (4)(10)	SF +	6.00%	11.33%	10/31/2029		13,504	13,381	13,639
Johnstone Supply LLC (7)	SF +	3.00%	8.33%	6/9/2031		3,636	3,627	3,645
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.48%	7/28/2027		49,460	48,318	47,825
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.48%	7/28/2027		42,581	41,110	41,173
Petsmart LLC (9)	SF +	3.75%	9.19%	2/11/2028		15,354	15,280	15,329
Staples, Inc. (7)	SF +	5.75%	11.08%	9/4/2029		29,639	28,351	27,261
White Cap Buyer, LLC (7)	SF +	3.25%	8.59%	10/19/2029		10,793	10,734	10,823
							184,407	183,699	2.59%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.45%	6/28/2029	£47,995	55,932	60,676
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.45%	6/28/2029	£91,991	110,058	116,294
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	12.33%	11/7/2029	39,800	38,912	39,834
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029	6,000	(134)	—
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.83%	11/7/2029	€18,521	19,368	19,871
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	9.55%	5/22/2031	€46,878	49,738	49,218
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324	(113)	—
Avalara, Inc. (4)(9)	SF +	6.75%	12.08%	10/19/2028	56,918	55,875	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.81%	8/15/2029	13,792	13,489	13,786
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385	(3)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	10.59%	5/14/2029	4,535	4,502	4,535
Calabrio, Inc. (4)(6)(10)				4/16/2027	2,687	—	—
Calabrio, Inc. (4)(10)	SF +	7.13%	12.47%	4/16/2027	22,313	22,313	22,313
Calabrio, Inc. (4)(10)	SF +	7.13%	12.47%	4/16/2027	3,273	3,217	3,273
Central Parent LLC (7)	SF +	3.25%	8.58%	7/6/2029	15,000	14,967	14,827
Certinia Inc. (4)(6)(10)				8/3/2029	5,449	(139)	—
Certinia Inc. (4)(10)	SF +	7.25%	12.58%	8/3/2029	40,323	39,296	40,532
Cloud Software Group Inc (8)	SF +	4.00%	9.33%	3/30/2029	13,658	12,813	13,664
Cloud Software Group Inc (7)			6.50%	3/31/2029	7,740	6,780	7,428
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123	(157)	—
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211	(121)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.83%	2/27/2030	79,777	78,263	79,777
Denali Bidco Limited (4)(5)(7)	E +	5.75%	9.47%	8/29/2030	€9,441	9,816	10,128
Denali Bidco Limited (4)(5)(7)	E +	5.75%	9.47%	8/29/2030	€6,742	7,177	7,233
Denali Bidco Limited (4)(5)(7)	SN +	5.75%	10.95%	8/29/2030	£23,265	28,781	29,486
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£14,557	(355)	(357)
Denali Bidco Limited (4)(5)(7)	E +	5.50%	9.22%	8/29/2030	€15,916	16,628	16,715
Elements Finco Limited (4)(5)(6)(7)				4/29/2031	£14,938	(185)	(184)
Elements Finco Limited (4)(5)(7)	SF +	4.75%	10.09%	4/29/2031	10,431	10,329	10,329
Elements Finco Limited (4)(5)(7)	SF +	4.75%	10.09%	4/29/2031	8,681	8,597	8,597
Elements Finco Limited (4)(5)(7)	SN +	5.00%	10.20%	4/29/2031	£33,323	41,452	41,716
Enverus Holdings Inc (4)(9)	SF +	5.50%	10.84%	12/24/2029	64,416	63,534	65,028
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229	(46)	31
Enverus Holdings Inc (4)(6)(9)				12/24/2029	4,913	(67)	—
FinThrive Software Intermediate Holdings Inc (8)	SF +	4.00%	9.46%	12/18/2028	12,904	12,721	10,565
GoTo Group Inc (7)	SF +	4.75%	10.18%	4/28/2028	1,006	1,006	519
GovCIO Buyer Company (4)(10)	SF +	5.00%	10.32%	8/18/2027	8,975	8,872	8,975
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	10.98%	11/3/2027	1,000	812	805
Huskies Parent, Inc. (4)(9)	SF +	5.50%	10.98%	11/3/2028	25,026	24,708	24,496
IRI Group Holdings, Inc. (4)(9)	SF +	5.50% (incl 2.00% PIK)	10.85%	12/1/2028	153,010	150,967	153,010
IRI Group Holdings, Inc. (4)(6)(9)	SF +	5.00%	10.34%	12/1/2027	9,023	5,761	5,883
LMI Inc/DE (8)	SF +	3.50%	8.94%	10/2/2028	6,230	6,205	6,048
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	11.93%	10/30/2028	78,311	78,311	76,977
McAfee Corp (8)	SF +	3.25%	8.58%	3/1/2029	7,860	7,836	7,862
Mitchell International, Inc. (8)	SF +	3.25%	8.59%	6/17/2031	10,000	9,950	9,927
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	8.94%	2/10/2028	1,784	1,776	1,662
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.73%	10/31/2026	19,111	19,111	18,905
OEConnection LLC (9)	SF +	5.25%	10.59%	4/22/2031	67,627	66,969	67,119
OEConnection LLC (6)(9)				4/22/2031	11,741	(116)	(88)
OEConnection LLC (6)(9)				4/22/2031	7,338	(71)	(115)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	10.33%	5/28/2030	222,850	219,559	219,558
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318	(374)	(374)
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657	(89)	(53)
Oranje Holdco, Inc. (4)(10)	SF +	7.50%	12.83%	2/1/2029	33,837	33,191	33,449
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	12.59%	2/1/2029	15,917	15,600	15,600
Peraton Inc. (9)	SF +	3.75%	9.19%	2/1/2028	10,017	9,934	10,030
Perforce Software Inc (4)(8)	SF +	4.50%	9.84%	7/1/2026	19,600	19,351	19,600
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	6,068	(112)	—
Ping Identity Holding Corp. (4)(9)	SF +	7.00%	12.34%	10/17/2029	59,003	57,843	60,184
Prism Parent Co., Inc. (4)(6)(9)				9/19/2028	10,833	(180)	—
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	10.34%	9/19/2028	42,575	41,963	42,575
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.75%	9.07%	10/28/2030	17,648	17,376	17,724
Project Ruby Ultimate Parent Corp (9)	SF +	3.25%	8.71%	3/10/2028	12,195	12,085	12,228
Proofpoint, Inc. (8)	SF +	3.00%	8.34%	8/31/2028	2,378	2,378	2,383
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.93%	10/1/2027	7,274	7,191	7,218
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.93%	10/1/2027	39,838	39,257	39,530
Rithum Holdings Inc (4)(9)	SF +	6.25%	11.58%	12/29/2027	42,383	40,295	42,185
Riley MergeCo LLC (4)(6)(10)				9/23/2027	304	(4)	(3)
Riley MergeCo LLC (4)(10)	SF +	5.50%	10.96%	9/23/2027	1,807	1,784	1,792
Smarsh Inc. (4)(6)(9)	SF +	5.75%	11.08%	2/16/2029	4,286	2,082	2,143
Smarsh Inc. (4)(6)(9)	SF +	5.75%	11.10%	2/16/2029	1,071	500	514
Smarsh Inc. (4)(9)	SF +	5.75%	11.08%	2/16/2029	17,143	16,910	17,143
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	12.25%	3/10/2028	3,289	1,935	1,974
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	10.23%	3/10/2028	21,222	21,015	21,222
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	10.03%	3/10/2028	£36,070	43,719	45,599
UKG Inc (7)	SF +	3.25%	8.58%	2/10/2031	9,927	9,917	9,976
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.31%	4/5/2029	18,948	18,676	18,948
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	8.09%	9/28/2029	10,966	10,915	10,976
Zendesk Inc (4)(6)(9)				11/22/2028	39,321	(649)	—
Zendesk Inc (4)(6)(9)				11/22/2028	17,940	(263)	—
Zendesk Inc (4)(9)	SF +	6.25%	11.60%	11/22/2028	161,380	159,029	161,379
						1,906,169	1,938,145	27.35%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.95%	2/1/2029	8,825	8,773	8,822
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	22,837	(506)	(1,575)
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	12.23%	1/27/2028	5,122	4,826	4,564
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	12.23%	1/27/2028	44,874	44,040	41,779
Excelitas Technologies Corp. (4)(9)	SF +	5.25%	10.58%	8/13/2029	8,233	8,109	8,233
Excelitas Technologies Corp. (4)(7)	E +	5.25%	8.95%	8/13/2029	€5,503	5,563	5,894
Excelitas Technologies Corp. (4)(6)(9)				8/14/2028	3,261	(45)	—
TechInsights Inc (4)(5)(10)	SF +	7.89%	13.37%	11/9/2027	978	965	972
TechInsights Inc (4)(5)(10)	SF +	7.89%	13.38%	11/9/2027	2,539	2,507	2,525
						74,232	71,214	1.00%
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.85%	11/30/2029	18,333	18,289	18,347
Guardian US Holdco LLC (8)	SF +	3.50%	8.83%	1/31/2030	7,920	7,791	7,881
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	11.59%	6/21/2029	56,260	55,141	55,140
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365	(127)	(127)
						81,094	81,241	1.15%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	10.46%	8/2/2027	7,360	7,258	7,384

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Meriplex Communications, LTD (4)(6)(9)	SF +	5.00%	10.44%	7/17/2028	4,925	2,884	2,895
Meriplex Communications, LTD (4)(6)(9)				7/17/2028	1,143	(12)	(7)
Meriplex Communications, LTD (4)(9)	SF +	5.00%	10.44%	7/17/2028	13,756	13,611	13,668
						23,741	23,940	0.34%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)	SN +	6.00%	11.24%	9/8/2028	£2,437	313	(129)
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.25%	9/8/2028	£7,749	10,105	8,311
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.25%	9/8/2028	£4,509	5,911	4,837
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.29%	9/8/2028	£4,676	6,124	5,016
Fertitta Entertainment LLC/NV (8)	SF +	3.75%	9.08%	1/27/2029	9,903	9,633	9,926
Havila Kystruten Operations AS (4)(5)(17)	E +	8.75% (incl 2.75% PIK)	12.63%	7/27/2026	€19,121	21,197	21,197
The One Group, LLC (4)(10)	SF +	6.50%	11.83%	5/1/2029	50,920	49,443	49,443
The One Group, LLC (4)(6)(7)				10/31/2028	6,649	(192)	(192)
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	13.98%	3/27/2028	138,544	135,995	143,545
						238,529	241,954	3.41%
Total First Lien Debt						$10,519,077	$10,642,946	150.17%

Second Lien Debt
Consumer Services
Asurion Corporation (7)	SF +	5.25%	10.71%	1/31/2028	$4,132	$4,097	$3,861
						4,097	3,861	0.05%
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	13.58%	8/11/2028	10,000	9,494	9,871
						9,494	9,871	0.15%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(8)	SF +	8.25%	13.58%	4/29/2030	9,000	8,827	7,268
						8,827	7,268	0.10%
Total Second Lien Debt						$22,418	$21,000	0.30%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.83%	3/15/2027	$65,000	$63,828	$64,304
Total Other Secured Debt						$63,828	$64,304	0.91%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)			15.00% PIK	7/16/2029	$14,410	$14,410	$14,410
						14,410	14,410	0.20%
Health Care Providers
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	302	297	285
VetCor Group Holdings LLC (4)(7)			14.75% PIK	9/3/2030	258	252	254
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	957	942	904
						1,491	1,443	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	105	104	98
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	190	185	178

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	1,115	1,100	1,044
						1,389	1,320	0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,818	6,175
						5,818	6,175	0.09%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	8,322	8,282	8,281
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	3,178	3,163	3,162
						11,445	11,443	0.16%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	13.24%	4/29/2032	£1,583	1,939	1,952
						1,939	1,952	0.03%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)			5.50%	5/1/2026	7,000	7,057	6,937
						7,057	6,937	0.10%
Total Unsecured Debt						$43,549	$43,680	0.62%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.63%	7/20/2037	$4,000	$4,000	$4,018
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	12.09%	11/2/2030	4,126	3,699	4,114
ARES CLO Ltd (5)(7)	SF +	6.70%	12.02%	4/20/2037	5,000	5,000	5,024
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	11.59%	7/16/2037	2,000	2,000	2,000
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.99%	7/27/2031	1,200	957	1,179
Catskill Park CLO Ltd (5)(7)	SF +	6.26%	11.59%	4/20/2029	1,350	1,241	1,358
CENT CLO 16, L.P. (5)(7)	SF +	8.07%	13.39%	7/20/2034	3,000	2,832	2,890
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	12.49%	4/20/2037	2,000	1,960	1,990
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	1,807
Marble Point CLO XI Ltd (5)(7)	SF +	3.06%	8.39%	12/18/2030	1,850	1,588	1,840
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	15.34%	10/24/2034	2,500	2,349	2,513
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	12.20%	7/20/2037	3,000	2,970	3,000
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	12.13%	1/15/2033	1,469	1,299	1,476
Octagon 52 Ltd (5)(7)	SF +	7.33%	12.92%	7/23/2037	5,000	4,950	4,950
Octagon 63 Ltd (5)(7)	SF +	6.50%	11.82%	7/20/2037	3,000	3,000	3,014
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	12.77%	7/18/2039	3,000	2,985	2,986
Onex Clo Subsidiary 2024-3 Ltd (5)(7)	SF +	6.00%	11.33%	7/20/2037	5,000	5,000	4,999
Rad CLO Ltd (5)(7)	SF +	6.51%	11.84%	4/15/2034	2,500	2,504	2,514
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	12.25%	1/15/2032	3,000	2,669	3,025
Voya CLO Ltd (5)(7)	SF +	3.81%	9.13%	4/17/2030	1,500	1,348	1,505
						54,642	56,202	0.79%
Total Structured Finance						$54,642	$56,202	0.79%

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. - Preferred Shares (4)					2,000	$1,940	$2,191
Club Car Wash Preferred, LLC (4)			15.00% PIK		8,817	8,817	8,817
Rapid Express Preferred, LLC (4)			15.00% PIK		2,784	2,784	2,784

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Club Car Wash Preferred, LLC (4)			15.00% PIK		11,548	11,548	11,548
Rapid Express Preferred, LLC (4)			15.00% PIK		5,249	5,249	5,249
Thrasio Holdings, Inc. (4)					19,015	—	—
						30,338	30,589	0.43%
Electricity
IP Operating Portfolio I, LLC (4)					3	68	416
						68	416	0.01%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC - Warrants (4)					—	—	—
ELNG Equity LLC - Warrants (4)					78,038	—	—
						—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)					2,000	1,960	2,191
						1,960	2,191	0.03%
Media
Oneteam Partners, LLC - Preferred Shares (4)			8.00%		1,000	1,000	1,183
						1,000	1,183	0.02%
Travel and Leisure
The ONE Group Hospitality, Inc. - Warrants (4)					6,667	—	—
The ONE Group Hospitality, Inc. - Warrants (4)					11,911	—	—
The ONE Group Hospitality, Inc. (4)					1,000	950	972
						950	972	0.01%
Total Equity Investments						$34,316	$35,351	0.50%
Total Investments - Non-Controlled/Non-Affiliated						$10,737,830	$10,863,483	153.28%

Non-Controlled/Affiliated Investments
First Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		5/1/2028	$5,568	$5,419	$5,567
						5,419	5,567	0.08%
Total First Lien Debt						$5,419	$5,567	0.08%

Second Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.03%
Total Second Lien Debt						$1,881	$1,932	0.03%

Equity Investments
Industrial Support Services
Southern Graphics Holdings LLC (4)(19)					274	$2,333	$2,772
						2,333	2,772	0.04%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(19)(20)					10,101	9,891	9,812
						9,891	9,812	0.14%
Total Equity Investments						$12,224	$12,584	0.18%
Total Investments - Non-Controlled/Affiliated						$19,524	$20,083	0.28%

Controlled/Affiliated Investments
Investments in Joint Ventures

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
ULTRA III, LLC (5)(19)					$227,227	$238,639
Total Investments in Joint Ventures					$227,227	$238,639	3.37%
Total Investments - Controlled/Affiliated					$227,227	$238,639	3.37%
Total Investment Portfolio					$10,984,581	$11,122,205	156.93%

Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)				$269,155	$269,155	$269,155
Total Cash Equivalents					$269,155	$269,155	3.80%
Total Investment Portfolio, Cash Equivalents					$11,253,736	$11,391,360	160.73%
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, BS or BBSW and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 22.1% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
PerkinElmer U.S. LLC	1st Lien Senior Secured Delayed Draw Loan	$67,165	$(157)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	54,046	360
LOCI Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	46,320	(1,138)
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	—
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	32,427	216
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	31,994	(392)
IP Operations II Investco, LLC	1st Lien Senior Secured Delayed Draw Loan	30,816	(612)
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	27,995	(343)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	(225)
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	(374)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	23,539	(349)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	23,538	—
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	23,088	143
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	22,837	(1,575)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	(29)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	19,768	(293)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Elements Finco Limited	1st Lien Senior Secured Delayed Draw Loan	18,884	(184)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,859	(56)
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	18,403	(357)
Esdec Solar Group B.V.	1st Lien Senior Secured Delayed Draw Loan	18,403	(96)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
IP Operations II Investco, LLC	1st Lien Senior Secured Delayed Draw Loan	17,698	(351)
United Musculoskeletal Partners Acquisition Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,374	(446)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,426	(56)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,977	—
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	(115)
Femur Buyer, Inc.	1st Lien Senior Secured Revolving Loan	13,350	(401)
Higginbotham Insurance Agency, Inc.	1st Lien Senior Secured Delayed Draw Loan	12,738	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	12,528	10
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	12,044	—
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	11,741	(88)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(20)
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,574	(10)
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	219
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	10,849	—
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	10,833	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	(18)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,470	(11)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,175	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	9,952	(33)
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(52)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	9,338	11
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	(90)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,996	—
CD&R Madison UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	8,478	24
Formerra, LLC	1st Lien Senior Secured Revolving Loan	8,422	(51)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	—
Violin Finco Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	7,852	(78)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	(115)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	7,069	—
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,000	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,923	15
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,836	(35)
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	6,827	(124)
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	—
The One Group, LLC	1st Lien Senior Secured Revolving Loan	6,649	(192)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	(6)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(127)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,340	—
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	—
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	6,000	—
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	5,954	60
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	5,687	(107)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Cube Industrials Buyer, Inc.	1st Lien Senior Secured Revolving Loan	5,664	—
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	—
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	—
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	51
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,913	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,800	—
Showtime Acquisition, L.L.C.	1st Lien Senior Secured Revolving Loan	4,711	—
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(53)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	4,511	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	(8)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	4,347	43
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	4,320	—
Associations Finance, Inc.	1st Lien Senior Secured Delayed Draw Loan	4,316	(4)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,261	(329)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	4,162	(120)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	—
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,914	25
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	3,761	—
Asdam Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,616	(50)
Associations Finance, Inc.	1st Lien Senior Secured Revolving Loan	3,459	(3)
Excelitas Technologies Corp.	1st Lien Senior Secured Revolving Loan	3,261	—
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,229	31
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,140	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	3,105	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,993	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,982	—
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,743	(416)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	2,687	—
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	—
Meriplex Communications, LTD	1st Lien Senior Secured Delayed Draw Loan	1,999	(13)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	1,912	—
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	1,892	(62)
IXM Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,638	16
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	1,419	—
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,316	—
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	1,283	—
BradyIFS Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,150	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,146	—
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	1,143	(7)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	982	(31)
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	852	—
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	822	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	740	(26)
BradyIFS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	568	6
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	557	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	472	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	467	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	(3)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(81)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	205	(14)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	176	(3)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	73	(2)
Total		$1,227,418	$(8,701)

(7)    There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(10)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.25%.
(12)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(13)The interest rate floor on these investments as of June 30, 2024 was 1.75%.
(14)The interest rate floor on these investments as of June 30, 2024 was 2.00%.
(15)The interest rate floor on these investments as of June 30, 2024 was 2.50%.
(16)The interest rate floor on these investments as of June 30, 2024 was 3.00%.
(17)The interest rate floor on these investments as of June 30, 2024 was 3.25%.
(18)Loan was on non-accrual status as of June 30, 2024.
(19)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of June 30, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2024	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$9,947	$—	$(115)	$439	$—	$10,271	$—
SLF V AD1 Holdings, LLC	9,877	—	—	(65)	—	9,812	—
Total Non-Controlled/Affiliated Investments	$19,824	$—	$(115)	$374	$—	$20,083	$—
Controlled/Affiliated Investments
ULTRA III, LLC	$124,003	$105,859	$(4,145)	$12,922	$—	$238,639	$8,445
Total Controlled/Affiliated Investments	$124,003	$105,859	$(4,145)	$12,922	$—	$238,639	$8,445
(20)These investments are not pledged as collateral under the Credit Facilities, 2023 CLO Secured Notes and/or 2024 CLO Secured Notes.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 195	Canadian Dollars 268	Goldman Sachs Bank USA	12/23/2024	$(1)
U.S. Dollars 2,682	Euro 2,473	Goldman Sachs Bank USA	9/23/2024	23
U.S. Dollars 248	Euro 224	Goldman Sachs Bank USA	6/23/2025	4
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	103
U.S. Dollars 187,731	Euro 172,740	Goldman Sachs Bank USA	12/23/2024	1,126
U.S. Dollars 6,868	British Pound 6,303	Goldman Sachs Bank USA	10/15/2024	(1,107)
U.S. Dollars 7,472	British Pound 6,079	Goldman Sachs Bank USA	9/23/2024	(218)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	(21)
U.S. Dollars 2,601	British Pound 2,109	Goldman Sachs Bank USA	3/21/2025	(69)
U.S. Dollars 89	British Pound 69	Goldman Sachs Bank USA	12/23/2024	1
U.S. Dollars 34,365	Singaporean Dollars 45,548	Goldman Sachs Bank USA	12/23/2024	504
U.S. Dollars 101,171	Euro 89,721	SMBC Capital Markets, Inc.	9/23/2025	2,994
U.S. Dollars 50,229	Euro 45,512	SMBC Capital Markets, Inc.	3/21/2025	850
U.S. Dollars 10,401	Euro 9,630	SMBC Capital Markets, Inc.	9/23/2024	46
U.S. Dollars 17,777	Euro 16,234	SMBC Capital Markets, Inc.	6/23/2025	86
U.S. Dollars 258,460	Euro 238,316	SMBC Capital Markets, Inc.	12/23/2024	1,015
U.S. Dollars 389,497	British Pound 305,867	SMBC Capital Markets, Inc.	12/23/2024	2,327
U.S. Dollars 40,851	Canadian Dollars 55,701	SMBC Capital Markets, Inc.	12/23/2024	(27)
U.S. Dollars 95,425	Australian Dollars 141,767	SMBC Capital Markets, Inc.	12/23/2024	508
Total				$8,144
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(853)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(899)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(2,859)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(2,148)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	(336)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	(956)
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(10,782)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	932
Total Interest Rate Swaps						$(17,901)
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Formerra, LLC (4)(10)	SF +	7.25%	12.81%	11/1/2028	4,252	4,136	4,210
Formerra, LLC (4)(6)(10)				11/1/2028	12,031	(315)	(117)
Formerra, LLC (4)(10)	SF +	7.25%	12.78%	11/1/2028	105,686	102,857	104,660
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	11,952	11,861	11,871
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	49,864	49,282	49,526
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	4,395	4,362	4,365
Marcone Yellowstone Buyer Inc. (4)(13)	SF +	6.25%	11.75%	6/23/2028	13,228	13,127	13,138
TMC Buyer Inc (8)	SF +	6.00%	11.47%	6/30/2028	70,148	62,802	69,403
						396,680	405,330	7.82%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)				8/10/2029	$7,211	(101)	(55)
123Dentist Inc (4)(5)(9)	C +	5.50%	10.94%	8/10/2029	$50,116	38,465	37,435
Accelerated Health Systems, LLC (8)	SF +	4.25%	9.75%	2/15/2029	7,951	7,935	6,722
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	12.73%	2/24/2028	41,092	40,516	38,936
Baart Programs, Inc. (4)(10)	SF +	5.00%	10.61%	6/11/2027	10,123	10,055	9,809
Charlotte Buyer Inc (8)	SF +	5.25%	10.61%	2/11/2028	28,560	27,129	28,714
ERC Topco Holdings, LLC (4)(6)(9)	SF +	6.25% (incl 3.25% PIK)	11.91%	11/10/2027	1,000	420	304
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% (incl 3.25% PIK)	11.86%	11/10/2028	25,291	24,931	21,444
ERC Topco Holdings, LLC (4)(9)	SF +	6.25% PIK	11.86%	11/10/2028	203	203	172
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027	9,108	8,979	9,052
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027	86,591	85,394	86,054
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027	34,429	33,987	34,216
MB2 Dental Solutions, LLC (4)(6)(10)	SF +	6.50%	11.96%	1/29/2027	12,490	8,177	8,448
MB2 Dental Solutions, LLC (4)(10)	SF +	6.00%	11.46%	1/29/2027	68,490	67,136	67,812
Medline Borrower, LP (8)	SF +	3.00%	8.47%	10/23/2028	19,648	19,482	19,769
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.90%	9/1/2028	4,586	4,491	4,434
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.50%	11.97%	6/3/2030	30,166	29,336	29,744
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.50%	11.97%	6/3/2030	10,055	9,779	9,915
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(109)	(61)
Pediatric Associates Holding Company, LLC (8)	SF +	3.25%	8.72%	12/29/2028	7,717	7,690	7,486
Phoenix Newco Inc (8)	SF +	3.25%	8.72%	11/15/2028	17,567	17,469	17,692
Pinnacle Fertility, Inc. (4)(6)(9)	SF +	5.00%	10.43%	3/14/2028	12,383	9,078	9,184
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.43%	3/14/2028	27,019	26,626	26,857
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	11.14%	8/31/2029	108,193	106,567	107,507
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145	(132)	(52)
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	11.00%	12/17/2027	3,941	3,882	3,941
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	11.00%	12/17/2027	20,679	20,392	20,679
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027	2,695	2,724	2,636
Tivity Health Inc (4)(9)	SF +	6.00%	11.35%	6/28/2029	111,153	108,949	108,628
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(6)(9)	SF +	5.75%	11.13%	7/17/2028	50,181	32,006	31,265
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.16%	7/17/2028	26,548	26,150	25,732
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.15%	7/17/2028	43,290	42,610	41,959
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	11.61%	12/31/2029	135,630	133,289	134,827
						953,505	951,205	18.34%
Household Goods and Home Construction
LHS Borrower, LLC (8)	SF +	4.75%	10.21%	2/16/2029	6,948	6,896	6,301
Sunset Debt Merger Sub, Inc. (9)	SF +	4.00%	9.47%	10/6/2028	707	609	636
						7,505	6,937	0.13%
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

The Company offers on a continuous basis up to $15.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares, which commenced operations on February 3, 2022, and the initial purchase price was $25.11 for Class S shares, which commenced operations on October 1, 2023. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer” or “HPS Securities”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company may also engage in private offerings of its Common Shares. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company.
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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third-party vendor, the Company uses these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps is included as derivative assets at fair value or derivative liabilities at fair value, as applicable, on the Company's Consolidated Statements of Assets and Liabilities. The Company designated the interest rate swaps as the hedging instruments in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded as components of interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of June 30, 2024 and December 31, 2023, there was $18.8 million and $0.0 million, respectively, of collateral pledged which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, all of the collateral pledged was invested in a money market fund.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded non-recurring interest income of $13.9 million and $36.3 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2023, the Company recorded non-recurring interest income of $9.5 million and $11.1 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the Company had certain investments in four and three portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2024, the Company recorded $7.6 million and $10.2 million, respectively, of dividend income, of which, $1.0 million and $1.7 million, respectively, relate to PIK dividends. For the three and six months ended June 30, 2023, the Company recorded $0.0 million of dividend income, of which none related to PIK dividends.
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
For the three and six months ended June 30, 2024, the Company accrued $0.6 million and $0.6 million of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2023, the Company accrued $0.0 million and $(0.0) million of U.S. federal excise tax, respectively.
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
The Investment Advisory Agreement was effective for an initial one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related Securities and Exchange Commission (the “SEC”) guidance and interpretations. The Investment Advisory Agreement was most recently renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025.

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

For the three and six months ended June 30, 2024, base management fees were $21.2 million and $39.5 million, respectively. For the three and six months ended June 30, 2023, base management fees were $12.1 million and $23.3 million, respectively. As of June 30, 2024 and December 31, 2023, $7.3 million and $5.6 million, respectively, were payable to the Adviser related to management fees.
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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three and six months ended June 30, 2024, income based incentive fees were $27.0 million and $52.6 million, respectively. For the three and six months ended June 30, 2023, income based incentive fees were $17.2 million and $31.5 million, respectively. As of June 30, 2024 and December 31, 2023, $27.0 million and $20.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

(ii) Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.

For the three and six months ended June 30, 2024, capital gains incentive fees were $3.6 million and $9.5 million, respectively. For the three and six months ended June 30, 2023 there were no accrued capital gains incentive fees. As of June 30, 2024 and December 31, 2023, the Company accrued $13.0 million and $3.5 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
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

Unless earlier terminated as described below, the Administration Agreement was effective for a one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Administration Agreement was most recently renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025.
For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $1.7 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $0.6 million and $1.2 million, respectively, in expenses under the Administration Agreement. As of June 30, 2024 and December 31, 2023, there was $1.9 million and $2.5 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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

Managing Dealer Agreement

On August 3, 2021, the Company entered into a managing dealer agreement with Emerson Equity LLC. On April 11, 2024, the Company entered into a managing dealer agreement (the “Managing Dealer Agreement”) with HPS Securities. In connection with the transition to HPS Securities as the Company’s Managing Dealer, the Company provided notice for the termination of the managing dealer agreement dated as of August 3, 2021 by and between the Company and Emerson Equity LLC, which termination was effective as of April 11, 2024.

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company will not pay any other fees to the Managing Dealer. As set forth in and pursuant to the managing dealer agreement with Emerson Equity LLC, the Company paid Emerson Equity LLC, the Company’s managing dealer prior to April 11, 2024, certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that was payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by Emerson Equity LLC with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 on June 30, 2023 related to a follow-on offering of shares of the Company, HPS agreed to pay and paid a one-time fee of $60,000 to Emerson Equity LLC. For the avoidance of doubt, such fee was borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) was not borne or paid directly or indirectly by the Company or the shareholders.

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
For the three and six months ended June 30, 2024, the Company incurred distribution and/or shareholder servicing fees of $0.6 million and $1.1 million attributable to Class D shares, respectively, $4.7 million and $9.0 million attributable to Class F shares, respectively, and $0.4 million and $0.6 million attributable to Class S shares, respectively. For the three and six months ended June 30, 2023, the Company incurred distribution and/or shareholder servicing fees of $0.3 million and $0.6 million attributable to Class D shares, respectively, and $3.1 million and $5.9 million attributable to Class F shares, respectively. As of June 30, 2024 and December 31, 2023, there was $2.0 million and $1.5 million, respectively, of distribution and/or shareholder servicing fees payable to the Managing Dealer.
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

For the three and six months ended June 30, 2024 and 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$10,524,496	$10,648,513	95.74%	$8,919,865	$9,002,695	96.93%
Second lien debt	24,299	22,932	0.21	64,782	67,087	0.72
Other secured debt	63,828	64,304	0.58	—	—	—
Unsecured debt	43,549	43,680	0.39	28,901	29,101	0.31
Structured finance investments	54,642	56,202	0.51	28,427	29,868	0.32
Investments in joint ventures	227,227	238,639	2.15	125,513	124,003	1.33
Equity investments	46,540	47,935	0.42	36,313	36,656	0.39
Total	$10,984,581	$11,122,205	100.00%	$9,203,801	$9,289,410	100.00%
The industry composition of investments at fair value was as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$1,940,097	17.43%	$1,472,951	15.86%
Industrial Support Services	1,341,955	12.07	1,063,701	11.45
Medical Equipment and Services	1,084,657	9.75	802,273	8.64
Health Care Providers	970,939	8.73	962,244	10.36
Consumer Services	668,993	6.01	627,950	6.76
Non-life Insurance	573,821	5.16	531,031	5.72
Media	498,845	4.49	605,503	6.52
General Industrials	497,131	4.47	405,330	4.36
Investment Banking and Brokerage Services	462,442	4.16	160,345	1.73
Aerospace and Defense	404,452	3.64	475,845	5.12
Pharmaceuticals and Biotechnology	275,428	2.48	268,572	2.89
Travel and Leisure	252,738	2.27	332,032	3.57
Industrial Engineering	242,301	2.18	254,138	2.74
Investments in Joint Ventures	238,639	2.15	124,003	1.33
Personal Care, Drug and Grocery Stores	218,901	1.97	120,098	1.29
Retailers	183,699	1.65	113,500	1.22
Food Producers	172,769	1.55	152,576	1.64
Industrial Transportation	119,173	1.07	33,196	0.36
Automobiles and Parts	96,781	0.87	112,957	1.22
Electricity	85,104	0.77	83,267	0.90
Asset Based Lending and Fund Finance	82,422	0.74	21,341	0.23
Telecommunications Equipment	81,241	0.73	14,880	0.16
Personal Goods	73,740	0.66	76,471	0.82
Technology Hardware and Equipment	71,214	0.64	70,623	0.76
Real Estate Investment and Services	67,217	0.60	39,500	0.43
Finance and Credit Services	62,137	0.56	59,003	0.64
Industrial Metals and Mining	60,429	0.54	11,895	0.13
Structured Finance	56,202	0.51	29,868	0.32
Construction and Materials	55,469	0.50	57,171	0.62

Oil, Gas and Coal	48,161	0.43	44,818	0.48
Gas, Water and Multi-utilities	43,018	0.39	43,604	0.47
Telecommunications Service Providers	30,877	0.28	70,997	0.76
Alternative Energy	27,856	0.25	16,743	0.18
Chemicals	15,149	0.14	15,157	0.16
Life Insurance	8,859	0.08	5,884	0.06
Household Goods and Home Construction	7,163	0.06	6,937	0.07
Leisure Goods	2,001	0.02	1,991	0.02
Electronic and Electrical Equipment(1)	185	—	1,015	0.01
Total	$11,122,205	100.00%	$9,289,410	100.00%
(1)Amount rounds to less than 0.01% as of June 30, 2024.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$183,892	$188,000	1.69%	2.65%
Austria	87,141	88,592	0.80	1.25
Canada	87,863	86,794	0.78	1.22
France	81,567	84,378	0.76	1.19
Germany	118,409	120,499	1.08	1.70
Italy	128,023	132,633	1.19	1.87
Luxembourg	6,960	7,032	0.06	0.10
Norway	21,197	21,197	0.19	0.30
Singapore	32,488	32,767	0.29	0.46
Spain	31,598	32,516	0.29	0.46
Taiwan	48,360	44,768	0.40	0.63
United Kingdom	738,239	754,872	6.79	10.65
United States	9,418,844	9,528,157	85.68	134.45
Total	$10,984,581	$11,122,205	100.00%	156.93%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$264,309	$266,377	2.87%	5.14%
Canada	78,148	77,962	0.84	1.50
France	35,514	37,969	0.41	0.73
Germany	68,533	71,499	0.77	1.38
Italy	127,737	137,270	1.48	2.65
Norway	24,920	24,957	0.27	0.48
Singapore	31,713	32,862	0.35	0.63
Spain	31,515	33,196	0.36	0.64
Taiwan	46,557	40,359	0.43	0.78
United Kingdom	426,120	444,188	4.78	8.57
United States	8,068,735	8,122,771	87.44	156.65
Total	$9,203,801	$9,289,410	100.00%	179.15%
As of June 30, 2024 and December 31, 2023, the Company had certain investments in four and three portfolio companies on non-accrual status, respectively, which represented 0.35% and 0.33% of total debt investments, at fair value, respectively.

As of June 30, 2024 and December 31, 2023, on a fair value basis, 99.0% and 98.6%, respectively, of performing debt investments bore interest at a floating rate and 1.0% and 1.4%, respectively, of performing debt investments bore interest at a fixed rate.
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

The following table presents the fair value hierarchy of investments and cash equivalents:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,105,218	$9,543,295	$10,648,513
Second lien debt	—	3,861	19,071	22,932
Other secured debt	—	—	64,304	64,304
Unsecured debt	—	13,112	30,568	43,680
Structured finance investments	—	56,202	—	56,202
Equity investments	—	—	47,935	47,935
Total investments	—	1,178,393	9,705,173	10,883,566
Investments measured at NAV(1)	—	—	—	238,639
Total	$—	$1,178,393	$9,705,173	$11,122,205
Cash equivalents	$269,155	$—	$—	$269,155

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,046,460	$7,956,235	$9,002,695
Second lien debt	—	47,646	19,441	67,087
Unsecured debt	—	13,165	15,936	29,101
Structured finance investments	—	29,868	—	29,868
Equity investments	—	—	36,656	36,656
Total investments	—	1,137,139	8,028,268	9,165,407
Investments measured at NAV(1)	—	—	—	124,003
Total	$—	$1,137,139	$8,028,268	$9,289,410
Cash equivalents	$131,546	$—	$—	$131,546
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$8,557,580	$19,764	$63,719	$16,603	$40,081	$8,697,747
Purchases of investments(1)	1,228,686	—	—	13,997	7,008	1,249,691
Proceeds from principal repayments and sales of investments	(286,583)	—	—	—	—	(286,583)
Accretion of discount/amortization of premium	14,116	39	108	4	—	14,267
Net realized gain (loss)	(1,621)	—	—	—	—	(1,621)
Net change in unrealized appreciation (depreciation)	31,117	(732)	477	(36)	846	31,672
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—
Fair value, end of period	$9,543,295	$19,071	$64,304	$30,568	$47,935	$9,705,173
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$35,367	$(732)	$477	$(36)	$846	$35,922

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$7,956,235	$19,441	$—	$15,936	$36,656	$8,028,268
Purchases of investments(1)	2,486,339	—	63,700	14,591	10,555	2,575,185
Proceeds from principal repayments and sales of investments	(967,310)	—	—	—	(385)	(967,695)
Accretion of discount/amortization of premium	38,133	78	128	6	—	38,345
Net realized gain (loss)	(8,487)	—	—	—	60	(8,427)
Net change in unrealized appreciation (depreciation)	45,359	(448)	476	35	1,049	46,471
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(6,974)	—	—	—	—	(6,974)
Fair value, end of period	$9,543,295	$19,071	$64,304	$30,568	$47,935	$9,705,173
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$54,266	$(448)	$476	$35	$1,103	$55,431
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$5,774,333	$18,048	$1,915	$2,469	$5,796,765
Purchases of investments(1)	431,483	1,879	66	2,334	435,762
Proceeds from principal repayments and sales of investments	(138,977)	—	—	(125)	(139,102)
Accretion of discount/amortization of premium	7,621	25	(19)	—	7,627
Net realized gain (loss)	1,853	—	—	(49)	1,804
Net change in unrealized appreciation (depreciation)	27,850	87	13	100	28,050
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Fair value, end of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$26,888	$86	$14	$102	$27,090

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments(1)	1,292,886	1,879	443	2,913	1,298,121
Proceeds from principal repayments and sales of investments	(169,558)	—	—	(177)	(169,735)
Accretion of discount/amortization of premium	15,602	58	(10)	—	15,650
Net realized gain (loss)	960	—	—	(402)	558
Net change in unrealized appreciation (depreciation)	86,594	(155)	(64)	89	86,464
Transfers into Level 3(2)	—	9,463	—	—	9,463
Transfers out of Level 3(2)	(4,714)	—	—	—	(4,714)
Fair value, end of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$84,064	$(156)	$(65)	$91	$83,934
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

	June 30, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,705,820	Yield analysis	Discount rate	7.88%	27.09%	11.75%
	49,353	Recovery analysis	Recovery rate	58.80%	84.39%	78.06%
Investments in second lien debt	19,070	Yield analysis	Discount rate	12.94%	19.13%	15.64%
Investments in other secured debt	64,304	Yield analysis	Discount rate	12.31%	12.31%	12.31%
Investments in unsecured debt	17,173	Yield analysis	Discount rate	14.40%	15.14%	14.97%
Investments in preferred equity	33,964	Yield analysis	Discount rate	11.61%	15.00%	14.64%
Investments in common equity	13,000	Discounted cash flow	Discount rate	9.00%	15.00%	12.02%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	2.50%	2.50%	2.50%
			Cap Rate	9.00%	9.00%	9.00%

	December 31, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,422,647	Yield analysis	Discount rate	8.09%	35.64%	12.03%
	21,039	Recovery analysis	Recovery rate	73.21%	73.21%	73.21%
Investments in second lien debt	19,441	Yield analysis	Discount rate	12.96%	17.24%	15.39%
Investments in unsecured debt	1,295	Yield analysis	Discount rate	16.00%	16.00%	16.00%
Investments in preferred equity	1,510	Yield analysis	Discount rate	14.50%	16.31%	14.94%
Investments in common equity	2,532	Discounted cash flow	Discount rate	9.00%	15.00%	9.47%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%
(1)As of June 30, 2024, included within the fair value of Level 3 assets of $9,705,173 is an amount of $2,802,489 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2023, included within the fair value of Level 3 assets of $8,028,268 is an amount of $1,559,804 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used in the recovery analysis is the recovery rate. The recovery rate represents the extent to which proceeds can be recovered and an increase or decrease in the recovery rate would result in an increase or decrease, respectively, in the fair value.
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2024 and December 31, 2023, had they been accounted for at fair value:
Debt

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$604,851	$604,851	$615,838	$615,838
HLEND B Funding Facility	134,828	134,828	513,747	513,747
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	125,000	125,000	195,000	195,000
HLEND E Funding Facility	—	—	—	—
Revolving Credit Facility	220,760	220,760	1,025,294	1,025,294
November 2025 Notes(1)	168,261	173,528	168,749	170,580
November 2027 Notes(1)	152,910	162,702	154,366	155,934
March 2026 Notes(1)	271,712	281,970	274,716	275,727
March 2028 Notes(1)	121,014	129,661	123,588	123,672
September 2027 Notes(1)	74,032	79,080	75,545	76,389
September 2028 Notes(1)	246,832	268,461	252,814	255,315
January 2029 Notes(1)	527,665	553,559	—	—
September 2029 Notes(1)	392,105	395,128	—	—
2023 CLO Secured Notes(2)	319,879	319,879	319,743	319,743
2024 CLO Secured Notes(2)	373,560	373,560	—	—
Total	$4,220,909	$4,310,467	$4,206,900	$4,214,739
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes, September 2028 Notes, January 2029 Notes and September 2029 Notes are presented net of unamortized debt issuance costs of $(0.9) million, $(1.2) million, $(1.4) million, $(0.8) million, $(0.6) million,$(2.2) million, $(11.6) million and $(8.8) million respectively, as of June 30, 2024 and includes the increase (decrease) in the notes carrying value of $(0.9) million, $(0.9) million, $(2.9) million, $(2.1) million, $(0.3) million, $(1.0) million, $(10.8) million and $0.9 million, respectively, as a result of the qualifying fair value hedge relationship as described above. The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million, $(1.4) million, $(1.8) million, $(0.9) million, $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.7 million, $0.6 million, $0.5 million, $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(2)The carrying value of the Company’s 2023 CLO Secured Notes and 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, of $(3.1) million and $(26.4) million, respectively, as of June 30, 2024. The carrying value of the Company’s 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

The following table presents the fair value hierarchy of the Company’s debt obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	948,687	—
Level 3	3,361,780	4,214,739
Total	$4,310,467	$4,214,739

As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and six months ended June 30, 2024, the average notional exposure for foreign currency forward contracts were $997.1 million and $847.1 million, respectively, and the average notional exposure for interest rate swaps were $1,537.5 million and $1,416.1 million, respectively. During the three and six months ended June 30, 2023, the average notional exposure for foreign currency forward contracts were $279.9 million and $265.7 million, respectively, and the average notional exposure for interest rate swaps were $562.5 million and $391.1 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$9,587	$—	$9,587	$1,150,619
Interest rates swaps	—	932	—	932	400,000
Total derivative assets, at fair value	$—	$10,519	$—	$10,519	$1,550,619

Derivative Liabilities
Foreign currency forward contracts	$—	$(1,443)	$—	$(1,443)	$58,752
Interest rate swaps	—	(18,833)	—	(18,833)	1,437,500
Total derivative liabilities, at fair value	$—	$(20,276)	$—	$(20,276)	$1,496,252

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$429	$—	$429	$94,135
Interest rate swaps	—	8,396	—	8,396	802,500
Total derivative assets, at fair value	$—	$8,825	$—	$8,825	$896,635

Derivative Liabilities
Foreign currency forward contracts	$—	$(9,533)	$—	$(9,533)	$603,276
Interest rate swaps	—	(43)	—	(43)	85,000
Total derivative liabilities, at fair value	$—	$(9,576)	$—	$(9,576)	$688,276

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$4,754	$17,248
Realized gain (loss) on foreign currency forward contracts	$(2,821)	$(2,654)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$3,409	$904
Realized gain (loss) on foreign currency forward contracts	$(7,152)	$(7,681)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023.

		June 30, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative assets, at fair value	$1,761	$(1,416)	$345	$—	$345
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$7,826	$(27)	$7,799	$—	$7,799
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$932	$(8,051)	$(7,119)	$7,119	$—
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$—	$(10,782)	$(10,782)	$10,782	$—

		December 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$35	$(8,225)	$(8,190)	$—	$(8,190)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$394	$(1,308)	$(914)	$—	$(914)
Goldman Sachs Bank USA	Derivative assets, at fair value	$8,396	$(43)	$8,353	$—	$8,353
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

The table below presents the carrying value of unsecured borrowings as of June 30, 2024 and December 31, 2023, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	June 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$1,793,946	$(34,314)	$888,221	$(1,369)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 265.0% and 223.2%, respectively.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Notes, as applicable.
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
As of June 30, 2024 and December 31, 2023, the Company had five and four SPV Financing Facilities, respectively, as discussed below.
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

As of June 30, 2024, the maximum principal amount under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
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

As of June 30, 2024, the maximum principal amount under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.

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

As of June 30, 2024, the maximum principal amount under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
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

As of June 30, 2024, the maximum principal amount under the HLEND D Funding Facility was $500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
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

As of June 30, 2024, the maximum principal amount under the HLEND E Funding Facility was $300 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on March 27, 2027, and amounts outstanding under the credit facility must be repaid by March 28, 2029.

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
144A Unsecured Notes

The Company issued unsecured notes, as further described below: January 2029 Notes and September 2029 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

The 144A Unsecured Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in each respective indenture governing the 144A Unsecured Notes. The 144A Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 144A Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 144A Unsecured Notes Indentures (as defined below) contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 144A Unsecured Notes and the 144A Unsecured Note Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the 144A Unsecured Notes (the “144A Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective 144A Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding 144A Unsecured Notes at a price equal to 100% of the principal amount of such 144A Unsecured Notes plus accrued and unpaid interest to the repurchase date.

January 2029 Notes

On January 30, 2024, the Company issued $550.0 million aggregate principal amount of 6.75% notes due in 2029 (the “January 2029 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of January 30, 2024 (and together with the Base Indenture, the “January 2029 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “144A Unsecured Note Trustee”).

The January 2029 Notes will mature on January 30, 2029 and bear interest at a rate of 6.75% per year payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2024.

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

September 2029 Notes

On June 18, 2024, the Company issued $400.0 million aggregate principal amount of 6.25% notes due in 2029 (the “September 2029 Notes”) pursuant to a second supplemental indenture, dated as of June 18, 2024 (and together with the Base Indenture, the “September 2029 Notes Indenture”), to the Base Indenture between the Company and the 144A Unsecured Note Trustee.

The September 2029 Notes will mature on September 30, 2029 and bear interest at a rate of 6.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2025.

In connection with the September 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.0575% per annum on $400.0 million of the September 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
Debt Securitizations

The Company has determined that the securitization vehicles noted below operates as extensions of the Company and therefore, will be consolidated by the Company. The Company completed term debt securitizations, as further described below: 2023 CLO Notes and 2024 CLO Notes (each as defined below), which are collectively referred to herein as the “CLO Notes.”

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

2024 Debt Securitization

On May 23, 2024 (the “2024 Closing Date”), the Company completed a $526.0 million term debt securitization (the “2024 Debt Securitization”), consisting of nine tranches of secured notes (the “2024 CLO Secured Notes”) and subordinated notes (the “2024 CLO Subordinated Notes”). The 2024 CLO Secured Notes together with the 2024 CLO Subordinated Notes are collectively referred to as the “2024 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2024 CLO Notes offered in the 2024 Debt Securitization were issued by HLEND CLO 2024-2, LLC (the “2024 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and are backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2024 CLO Notes are scheduled to mature on April 20, 2034; however, the 2024 CLO Notes may be redeemed by the 2024 Issuer, at the written direction of (i) a majority of the 2024 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after April 20, 2026.

The following table presents information on the 2024 Debt Securitization:

Description	Type	Principal Outstanding	Interest Rate	Credit Rating	Price
Class A-1 Notes	Senior Secured Floating Rate	$255,000	SF + 0.250%	AAA(sf)	93.22
Class A-2 Notes	Senior Secured Floating Rate	40,850	SF + 1.875%	AAA(sf)	100.00
Class A-F Notes	Senior Secured Fixed Rate	9,150	6.275%	AAA(sf)	100.00
Class B-1 Notes	Senior Secured Floating Rate	35,000	SF + 0.500%	AA(sf)	89.93
Class B-2 Notes	Senior Secured Floating Rate	13,500	SF + 2.400%	AA(sf)	100.00
Class B-F Notes	Senior Secured Fixed Rate	1,500	6.714%	AA(sf)	100.00
Class C-1 Notes	Secured Deferrable Floating Rate	31,500	SF + 0.750%	A(sf)	86.54
Class C-2 Notes	Secured Deferrable Floating Rate	12,150	SF + 3.200%	A(sf)	100.00
Class C-F Notes	Secured Deferrable Fixed Rate	1,350	7.490%	A(sf)	100.00
Total Secured Notes		$400,000
Subordinated Notes(1)		126,000	None	Not Rated	None
Total Notes		$526,000
(1)The Company retained all of the 2024 CLO Subordinated Notes issued in the 2024 Debt Securitization which are eliminated in consolidation.

On the 2024 Closing Date and in connection with the 2024 Debt Securitization, the 2024 Issuer entered into a note purchase agreement with SG Americas Securities, LLC, as the initial purchaser (the “2024 Initial Purchaser”), pursuant to which the 2024 Initial Purchaser purchased the 2024 CLO Secured Notes issued pursuant to an indenture as part of the 2024 Debt Securitization. HLEND CLO 2024-2 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2024 CLO Subordinated Notes issued in the 2024 Debt Securitization.

The 2024 CLO Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2024 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of June 30, 2024 and December 31, 2023, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,851	$604,851	$195,149	$22,104
HLEND B Funding Facility(3)	1,250,000	134,828	134,828	1,115,172	591,944
HLEND C Funding Facility	750,000	487,500	487,500	262,500	20,658
HLEND D Funding Facility	500,000	125,000	125,000	375,000	205,186
HLEND E Funding Facility	300,000	—	—	300,000	176,900
Revolving Credit Facility(3)	1,300,000	220,760	220,760	1,079,240	1,079,240
November 2025 Notes(4)	170,000	170,000	168,261	—	—
November 2027 Notes(4)	155,000	155,000	152,910	—	—
March 2026 Notes(5)	276,000	276,000	271,712	—	—
March 2028 Notes(5)	124,000	124,000	121,014	—	—
September 2027 Notes(6)	75,000	75,000	74,032	—	—
September 2028 Notes(6)	250,000	250,000	246,832	—	—
January 2029 Notes(7)	550,000	550,000	527,665	—	—
September 2029 Notes(8)	400,000	400,000	392,105	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,879	—	—
2024 CLO Secured Notes(10)	400,000	400,000	373,560	—	—
Total	$7,623,000	$4,295,939	$4,220,909	$3,327,061	$2,096,032
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

Under the HLEND A Funding Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 94.4 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 130.3 million
•British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.9) million and $(1.2) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(0.9) million and $(0.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.4) million and $(0.8) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(2.9) million and $(2.1) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(2.2) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(0.3) million and $(1.0) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(11.6) million as of June 30, 2024 and includes the change in the notes carrying value of $(10.8) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(8.8) million as of June 30, 2024 and includes the change in the notes carrying value of $0.9 million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.1) million as of June 30, 2024.
(10)The carrying value of the Company's 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(26.4) million as of June 30, 2024.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$615,838	$615,838	$184,162	$38,218
HLEND B Funding Facility(3)	1,000,000	513,747	513,747	486,253	356,891
HLEND C Funding Facility	750,000	487,500	487,500	262,500	12,576
HLEND D Funding Facility	500,000	195,000	195,000	305,000	205,018
Revolving Credit Facility(3)	1,275,000	1,025,294	1,025,294	249,706	249,706
November 2025 Notes(4)	170,000	170,000	168,749	—	—
November 2027 Notes(4)	155,000	155,000	154,366	—	—
March 2026 Notes(5)	276,000	276,000	274,716	—	—
March 2028 Notes(5)	124,000	124,000	123,588	—	—
September 2027 Notes(6)	75,000	75,000	75,545	—	—
September 2028 Notes(6)	250,000	250,000	252,814	—	—
2023 CLO Secured Notes(7)	323,000	323,000	319,743	—	—
Total	$5,698,000	$4,210,379	$4,206,900	$1,487,621	$862,409
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
Under the HLEND A Funding Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 156.0 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 108.0 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 312.1 million
•Australian Dollars (AUD) of 95.2 million
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
(7)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, $74.8 million and $57.3 million, respectively, of interest expense and $3.0 million and $1.5 million, respectively, of unused commitment fees were included in interest payable. For the three months ended June 30, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 9.21% and 7.98% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $3,871.6 million and $3,095.3 million, respectively. For the six months ended June 30, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 9.08% and 7.80% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $3,871.0 million and $2,885.0 million, respectively.

The components of interest expense were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$75,149	$56,596
Facility unused fees	4,131	877
Amortization of deferred financing costs	2,307	1,462
Amortization of original issue discount and debt issuance costs	2,059	514
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(7,619)	(12,533)
Hedged items	12,641	14,684
Total interest expense	$88,668	$61,600
Cash paid for interest expense	$67,033	$57,577

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$150,542	$103,117
Facility unused fees	7,171	3,032
Amortization of deferred financing costs	4,371	2,738
Amortization of original issue discount and debt issuance costs	3,247	809
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(26,254)	(5,044)
Hedged items	35,684	6,911
Total interest expense	$174,761	$111,563
Cash paid for interest expense	$148,162	$89,387
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $1,227.4 million and $760.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.

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

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,732,819	$374,949
Share transfers between classes	43,845	1,115
Distributions reinvested	521,941	13,283
Share repurchases	(893,929)	(22,813)
Early repurchase deduction	—	45
Net increase (decrease)	14,404,676	$366,579
CLASS D
Subscriptions	3,218,891	$81,825
Share transfers between classes	533,674	13,549
Distributions reinvested	404,831	10,301
Share repurchases	—	—
Early repurchase deduction	—	20
Net increase (decrease)	4,157,396	$105,695
CLASS F
Subscriptions	9,026,578	$229,852
Share transfers between classes	(577,519)	(14,664)
Distributions reinvested	1,579,206	40,181
Share repurchases	(1,310,617)	(33,447)
Early repurchase deduction	—	86
Net increase (decrease)	8,717,648	$222,008
CLASS S
Subscriptions	4,036,044	$102,658
Share transfers between classes	—	—
Distributions reinvested	73,156	1,863
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	4,109,200	$104,526
Total net increase (decrease)	31,388,920	$798,808

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	29,041,953	$735,047
Share transfers between classes	97,008	2,448
Distributions reinvested	1,060,060	26,809
Share repurchases	(2,203,517)	(56,024)
Early repurchase deduction	—	45
Net increase (decrease)	27,995,504	$708,325
CLASS D
Subscriptions	7,062,408	$178,322
Share transfers between classes	650,405	16,476
Distributions reinvested	841,001	21,265
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	20
Net increase (decrease)	8,137,494	$205,525
CLASS F
Subscriptions	26,047,117	$657,909
Share transfers between classes	(804,344)	(20,355)
Distributions reinvested	3,327,300	84,121
Share repurchases	(1,931,940)	(49,204)
Early repurchase deduction	—	86
Net increase (decrease)	26,638,133	$672,557
CLASS S
Subscriptions	7,947,966	$201,047
Share transfers between classes	56,931	1,431
Distributions reinvested	96,113	2,441
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	8,101,010	$204,924
Total net increase (decrease)	70,872,141	$1,791,331

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	1,585,743	$38,749
Share transfers between classes	—	—
Distributions reinvested	330,161	8,064
Share repurchases	(168,582)	(4,167)
Early repurchase deduction	—	23
Net increase (decrease)	1,747,322	$42,669
CLASS D
Subscriptions	2,026,626	$49,495
Share transfers between classes	223,376	5,462
Distributions reinvested	205,700	5,024
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	12
Net increase (decrease)	1,440,442	$34,896
CLASS F
Subscriptions	6,486,082	$158,441
Share transfers between classes	(223,376)	(5,462)
Distributions reinvested	984,876	24,055
Share repurchases	(2,808,781)	(69,433)
Early repurchase deduction	—	62
Net increase (decrease)	4,438,801	$107,663
Total net increase (decrease)	7,626,565	$185,228

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	2,489,409	$60,642
Share transfers between classes	675,921	16,465
Distributions reinvested	682,337	16,590
Share repurchases	(545,902)	(13,374)
Early repurchase deduction	—	38
Net increase (decrease)	3,301,765	$80,361
CLASS D
Subscriptions	3,276,005	$79,895
Share transfers between classes	223,376	5,462
Distributions reinvested	387,709	9,430
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	2,871,830	$69,710
CLASS F
Subscriptions	10,612,439	$258,850
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	1,997,873	48,579
Share repurchases	(3,490,087)	(86,057)
Early repurchase deduction	—	101
Net increase (decrease)	8,220,928	$199,546
Total net increase (decrease)	14,394,523	$349,617

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the six months ended June 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36
April 30, 2024	$25.42	$25.42	$25.42	$25.42
May 31, 2024	$25.55	$25.55	$25.55	$25.55
June 30, 2024	$25.52	$25.52	$25.52	$25.52

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
April 30, 2023	$24.42	$24.42	$24.42	$—
May 31, 2023	$24.45	$24.45	$24.45	$—
June 30, 2023	$24.72	$24.72	$24.72	$—

(1) Class S commenced operations on October 1, 2023.

Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the six months ended June 30, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
Total		$0.9600	$0.3300	$—	$1.2900	$88,567

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
Total		$0.9286	$0.3300	$—	$1.2586	$42,269

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
Total		$0.8970	$0.3300	$—	$1.2270	$176,171

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
Total		$0.8531	$0.3300	$—	$1.1831	$6,575
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the six months ended June 30, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
Total		$0.9600	$0.2280	$—	$1.1880	$44,075

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
Total		$0.9298	$0.2280	$—	$1.1578	$22,593

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
Total		$0.8998	$0.2280	$—	$1.1278	$110,152
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Company on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2900	$88,567	$1.2586	$42,269	$1.2270	$176,171	$1.1831	$6,575
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2900	$88,567	$1.2586	$42,269	$1.2270	$176,171	$1.1831	$6,575

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%

The following table summarizes the share repurchases completed during the six months ended June 30, 2023.

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income (1)	1.42	1.40	1.36	1.30
Net unrealized and realized gain (loss) (2)	0.33	0.32	0.33	0.34
Net increase (decrease) in net assets resulting from operations	1.75	1.72	1.69	1.64
Distributions from net investment income (3)	(1.29)	(1.26)	(1.23)	(1.18)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.29)	(1.26)	(1.23)	(1.18)
Early repurchase deduction fees (6)	—	—	—	—
Total increase (decrease) in net assets	0.46	0.46	0.46	0.46
Net asset value, end of period	$25.52	$25.52	$25.52	$25.52
Shares outstanding, end of period	80,453,015	36,330,213	152,019,594	8,958,889
Total return based on NAV (4)	7.12%	6.99%	6.86%	6.68%
Ratios:
Ratio of net expenses to average net assets (5)	8.81%	9.09%	9.35%	9.51%
Ratio of net investment income to average net assets (5)	11.41%	11.19%	10.95%	10.43%
Portfolio turnover rate	13.07%	13.07%	13.07%	13.07%
Supplemental Data:
Net assets, end of period	$2,052,817	$926,987	$3,878,862	$228,594
Asset coverage ratio	265.0%	265.0%	265.0%	265.0%
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
(5)For the six months ended June 30, 2024, amounts are annualized except for excise tax, and capital gains incentive fee.
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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of June 30, 2024 and December 31, 2023, the Company had contributed $235.5 million and $129.7 million, respectively, and COM had contributed $33.6 million and $18.5 million, respectively, of capital. As of June 30, 2024 and December 31, 2023, $164.5 million and $70.3 million, respectively, of capital remained uncalled from the Company and $23.5 million and $10.1 million, respectively, of capital remained uncalled from COM. As of June 30, 2024 and December 31, 2023, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three and six months ended June 30, 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $1.8 million and $3.8 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023.

The following table presents the schedule of investments of ULTRA III as of June 30, 2024:

Company(1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)		SF +	6.00%		11.33%		11/8/2029		$244,273		$238,823		$244,623
											238,823		244,623		89.69%
Health Care Providers
Emerus Holdings, Inc. (4)(7)		SF +	6.25%		11.56%		1/5/2028		159,600		155,395		157,912
											155,395		157,912		57.90%
Medical Equipment and Services
EHOB, LLC (4)(7)		SF +	5.50%		10.83%		12/18/2029		124,688		122,133		125,934
FH BMX Buyer, Inc. (4)(5)(6)							6/21/2031		34,600		(518)		(517)
FH BMX Buyer, Inc.(4)(6)		SF +	5.25%		10.60%		6/21/2031		130,400		128,452		128,451
											250,067		253,868		93.08%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)							5/31/2030		50,000		(745)		(740)
Brandt Information Services, LLC (4)(6)		SF +	5.00%		10.33%		5/31/2030		115,000		113,299		113,299
											112,554		112,559		41.27%
Total First Lien Debt											$756,839		$768,962		281.95%
Total Investment Portfolio											$756,839		$768,962		281.95%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the ULTRA III unfunded commitments:

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$(740)
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	(517)
Total		$84,600	$(1,257)

(6) The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(7) The interest rate floor on these investments as of June 30, 2024 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2023:

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(5)		SF +	6.00%		11.37%		11/8/2029		$245,500		$239,514		$239,511
											239,514		239,511		169.01%
Medical Equipment and Services
EHOB, LLC (4)(5)		SF +	5.75%		11.13%		12/18/2029		125,000		122,205		122,204
											122,205		122,204		86.23%
Total First Lien Debt											$361,719		$361,715		255.24%
Total Investment Portfolio											$361,719		$361,715		255.24%
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

(5) The interest rate floor on these investments as of December 31, 2023 was 1.00%.

The following table presents the selected statement of assets and liabilities information of ULTRA III as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $756,839 and $361,719 at June 30, 2024 and December 31, 2023, respectively)	$768,962	$361,715
Cash and cash equivalents	11,220	2,317
Interest receivable	7,321	2,401
Total assets	$787,503	$366,433
LIABILITIES
Debt	$506,350	$222,300
Interest payable and other liabilities	8,424	2,415
Total liabilities	514,774	224,715
MEMBERS’ EQUITY
Members’ Equity	272,730	141,718
Total Members’ Equity	272,730	141,718
Total liabilities and members’ equity	$787,503	$366,433

The following table presents the selected statement of operations information of ULTRA III for the three and six months ended June 30, 2024 (Unaudited):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment income:
Interest income	$17,317	$32,998
Total investment income	17,317	32,998
Expenses:
Interest expense	8,206	15,613
Other expenses	219	714
Total expenses	8,425	16,327
Net investment income	8,892	16,671
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	8,126	12,126
Net realized and change in unrealized gain (loss) on investments	8,126	12,126
Net increase (decrease) in net assets resulting from operations	$17,018	$28,797

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2024, except as discussed below.

Subscriptions
The Company received $254.8 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective July 1, 2024.

The Company received $247.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective August 1, 2024.

Distributions Declarations

On July 26, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1492 per Class F share, and $0.1416 per Class S share, all of which are payable on or about August 30, 2024 to shareholders of record as of July 31, 2024. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or August 30, 2024 to shareholders of record as of July 31, 2024.

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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement;

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended June 30,
	2024	2023
Total investments, beginning of period	$9,805,977	$6,719,271
New investments purchased	1,603,152	583,345
Payment-in-kind interest and dividends capitalized	18,548	7,789
Net accretion of discount on investments	20,911	8,875
Net realized gain (loss) on investments	(1,525)	365
Investments sold or repaid	(462,482)	(266,611)
Total investments, end of period	$10,984,581	$7,053,034
The following table presents certain selected information regarding our investment portfolio:

	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.9%	12.2%
Weighted average yield on debt and income producing investments, at fair value(1)	11.8%	12.1%
Weighted average yield on total portfolio, at amortized cost(2)	11.9%	12.0%
Weighted average yield on total portfolio, at fair value(2)	11.7%	11.9%
Number of portfolio companies	260	239
Weighted average EBITDA(3)	$199	$193
Weighted average loan-to-value (“LTV”) (4)	40%	39%
Percentage of debt investments bearing a floating rate, at fair value	99.0%	98.6%
Percentage of debt investments bearing a fixed rate, at fair value	1.0%	1.4%
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

Our investments consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$10,524,496	$10,648,513	95.74%	$8,919,865	$9,002,695	96.93%
Second lien debt	24,299	22,932	0.21	64,782	67,087	0.72
Other secured debt	63,828	64,304	0.58	—	—	—
Unsecured debt	43,549	43,680	0.39	28,901	29,101	0.31
Structured finance investments	54,642	56,202	0.51	28,427	29,868	0.32
Investments in joint ventures	227,227	238,639	2.15	125,513	124,003	1.33
Equity investments	46,540	47,935	0.42	36,313	36,656	0.39
Total	$10,984,581	$11,122,205	100.00%	$9,203,801	$9,289,410	100.00%
As of June 30, 2024 and December 31, 2023, the Company had certain investments in four and three portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing and non-accrual debt investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$10,798,145	99.65%	$9,098,383	99.67%
Non-accrual(1)	37,486	0.35	30,368	0.33
Total	$10,835,631	100.00%	$9,128,751	100.00%
(1)Investments on non-accrual represented 0.46% and 0.40% of amortized cost of total debt investments as of June 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value:

	June 30, 2024	December 31, 2023
Software and Computer Services	17.43%	15.86%
Industrial Support Services	12.07	11.45
Medical Equipment and Services	9.75	8.64
Health Care Providers	8.73	10.36
Consumer Services	6.01	6.76
Non-life Insurance	5.16	5.72
Media	4.49	6.52
General Industrials	4.47	4.36
Investment Banking and Brokerage Services	4.16	1.73
Aerospace and Defense	3.64	5.12
Pharmaceuticals and Biotechnology	2.48	2.89
Travel and Leisure	2.27	3.57
Industrial Engineering	2.18	2.74
Investments in Joint Ventures	2.15	1.33
Personal Care, Drug and Grocery Stores	1.97	1.29
Retailers	1.65	1.22
Food Producers	1.55	1.64
Industrial Transportation	1.07	0.36
Automobiles and Parts	0.87	1.22
Electricity	0.77	0.90
Asset Based Lending and Fund Finance	0.74	0.23
Telecommunications Equipment	0.73	0.16
Personal Goods	0.66	0.82
Technology Hardware and Equipment	0.64	0.76
Real Estate Investment and Services	0.60	0.43
Finance and Credit Services	0.56	0.64
Industrial Metals and Mining	0.54	0.13
Structured Finance	0.51	0.32
Construction and Materials	0.50	0.62
Oil, Gas and Coal	0.43	0.48
Gas, Water and Multi-utilities	0.39	0.47
Telecommunications Service Providers	0.28	0.76
Alternative Energy	0.25	0.18
Chemicals	0.14	0.16
Life Insurance	0.08	0.06
Household Goods and Home Construction	0.06	0.07
Leisure Goods	0.02	0.02
Electronic and Electrical Equipment(1)	—	0.01
Total	100.00%	100.00%
(1)Amount rounds to less than 0.01% as of June 30, 2024.

The table below describes investments by geographic composition based on fair value:

	June 30, 2024	December 31, 2023
Australia	1.69%	2.87%
Austria	0.80	—
Canada	0.78	0.84
France	0.76	0.41
Germany	1.08	0.77
Italy	1.19	1.48
Luxembourg	0.06	—
Norway	0.19	0.27
Singapore	0.29	0.35
Spain	0.29	0.36
Taiwan	0.40	0.43
United Kingdom	6.79	4.78
United States	85.68	87.44
Total	100.00%	100.00%

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

As of June 30, 2024, the Company and COM have committed to contribute up to $400.0 million and $57.1 million, respectively, of capital to ULTRA III. As of June 30, 2024, the Company had contributed $235.5 million and COM had contributed $33.6 million of capital and $164.5 million and $23.5 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Total senior secured debt investments at fair value	$768,962	$361,715
Number of portfolio companies	5	2
Weighted average yield on debt investments, at amortized cost(1)	11.7%	12.0%
Weighted average yield on debt investments, at fair value(1)	11.5%	12.0%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of June 30, 2024 and December 31, 2023.

Results of Operations
The following table represents our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$331,259	$215,805	$644,761	$394,581
Total expenses	150,783	98,693	296,288	180,851
Net investment income before excise tax	180,476	117,112	348,473	213,730
Excise tax expense	569	—	554	(5)
Net investment income after excise tax	179,907	117,112	347,919	213,735
Net realized gain (loss)	1,266	(6,760)	(5,007)	(18,189)
Net change in unrealized appreciation (depreciation)	27,324	35,566	81,235	109,401
Net increase (decrease) in net assets resulting from operations	$208,497	$145,918	$424,147	$304,947
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$303,580	$206,356	$595,344	$379,998
Payment-in-kind interest income	16,910	8,161	34,940	12,891
Dividend Income	7,599	47	10,213	47
Other income	3,170	1,241	4,264	1,645
Total investment income	$331,259	$215,805	$644,761	$394,581
Total investment income increased to $331.3 million for the three months ended June 30, 2024 from $215.8 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income from ULTRA III. The size of our investment portfolio at fair value was $11,122.2 million and our weighted average yield on debt and income producing securities at fair value was 11.8%.

Total investment income increased to $644.8 million for the six months ended June 30, 2024 from $394.6 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income from ULTRA III.

Expenses
Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$88,668	$61,600	$174,761	$111,563
Management fees	21,207	12,070	39,546	23,258
Income based incentive fee	27,025	17,211	52,590	31,459
Capital gains incentive fee	3,573	—	9,528	—
Distribution and/or shareholder servicing fees
Class D	560	313	1,057	588
Class F	4,724	3,055	9,033	5,890
Class S	412	—	596	—
Professional fees	843	1,285	1,599	2,204
Board of Trustees’ fees	151	145	300	286
Administrative service expenses	847	581	1,669	1,154
Other general & administrative	2,410	2,044	4,793	3,695
Amortization of continuous offering costs	363	389	816	754
Excise tax expense	569	—	554	(5)
Total expenses (including excise tax expense)	$151,352	$98,693	$296,842	$180,846
Interest Expense
Total interest expense (including unused fees and amortization of deferred financing costs) increased to $88.7 million for the three months ended June 30, 2024 from $61.6 million for the same period in the prior year primarily driven by increased borrowings under the Unsecured Notes and debt securitization issuances. The average principal debt outstanding increased to $3,871.6 million for the three months ended June 30, 2024 from $3,095.3 million for the same period in the prior year.
Total interest expense (including unused fees and amortization of deferred financing costs) increased to $174.8 million for the six months ended June 30, 2024 from $111.6 million for the same period in the prior year primarily driven by increased borrowings under the Unsecured Notes and debt securitization issuances. The average principal debt outstanding increased to $3,871.0 million for the six months ended June 30, 2024 from $2,885.0 million for the same period in the prior year.
Management Fees
Management fees increased to $21.2 million for the three months ended June 30, 2024 from $12.1 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $39.5 million for the six months ended June 30, 2024 from $23.3 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee
Income based incentive fees increased to $27.0 million for the three months ended June 30, 2024 from $17.2 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $52.6 million for the six months ended June 30, 2024 from $31.5 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
Capital gains based incentive fees increased to $3.6 million for the three months ended June 30, 2024, from $0.0 million for the same period in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. Capital gains based incentive fees increased to $9.5 million for the six months ended June 30, 2024, from $0.0 million for the same period in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $10.3 million for the three months ended June 30, 2024, from $7.8 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $19.9 million for the six months ended June 30, 2024, from $14.6 million for the same period in the prior year primarily driven by an increase of distribution and shareholder servicing fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended June 30, 2024, the Administrator charged $0.8 million, an increase from $0.6 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the six months ended June 30, 2024, the Administrator charged $1.7 million, an increase from $1.2 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $5.7 million for the three months ended June 30, 2024 from $3.4 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $10.7 million for the six months ended June 30, 2024 from $6.5 million for the same period in the prior year primarily due to an increase in shares outstanding.

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

For the three months ended June 30, 2024 and 2023, we incurred U.S. federal excise tax of $0.6 million and $0.0 million, respectively. For the six months ended June 30, 2024 and 2023, we incurred U.S. federal excise tax of $0.6 million and $(0.0) million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$(1,525)	$365	$(11,474)	$(10,366)
Foreign currency forward contracts	(2,821)	(7,152)	(2,654)	(7,681)
Foreign currency transactions	5,612	27	9,121	(142)
Net realized gain (loss)	$1,266	$(6,760)	$(5,007)	$(18,189)
For the three months ended June 30, 2024, we generated net realized gains (losses) of $1.3 million, driven by net realized gains of $5.6 million on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, GBP and CAD exchange rates. Realized gains on foreign currency transactions were partially offset by net realized losses of $(1.9) million from the restructuring of a private debt investment and a $0.4 million gain on the sale of a private debt investment, and losses on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD and GBP exchange rates.
For the six months ended June 30, 2024, we generated net realized gains (losses) of $(5.0) million, driven by net realized losses on non-controlled/non-affiliated investments of $(3.9) million primarily from the sales of syndicated loans and bonds and the restructuring of a private debt investment, and foreign currency realized losses of $(7.6) million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to an AUD portfolio company repayment. We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD and GBP exchange rates. Realized losses were partially offset by $9.1 million of gains on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, EUR, GBP and CAD exchange rates.
For the three and six months ended June 30, 2023, we generated net realized gains (losses) of $(6.8) million and $(18.2) million, respectively, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of debt investments and foreign currency forwards contracts.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$19,374	$38,117	$38,719	$115,990
Non-controlled/affiliated investments	420	—	374	—
Controlled/affiliated investments	6,234	—	12,922	—
Foreign currency forward contracts	4,754	3,409	17,248	904
Translation of assets and liabilities in foreign currencies	(3,458)	(5,960)	11,972	(7,493)
Net change in unrealized appreciation (depreciation)	$27,324	$35,566	$81,235	$109,401
For the three months ended June 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets. For the three months ended June 30, 2024 we generated foreign currency unrealized losses of $(1.9) million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the AUD and EUR exchange rates. For the three months ended June 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.
For the six months ended June 30, 2024, the fair value of our debt investments increased due to spread tightening in the private credit markets. For the six months ended June 30, 2024 we generated foreign currency unrealized losses of $(22.9) million on investments

(included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the CAD, GBP and EUR exchange rates. For the six months ended June 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.

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
As of June 30, 2024 and December 31, 2023, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 and December 31, 2023, we had an aggregate amount of $4,295.9 million and $4,210.4 million, respectively, of debt outstanding and our asset coverage ratio was 265.0% and 223.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2024, taken together with our $3,327.1 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,178.4 million of syndicated loans and other liquid investments as of June 30, 2024, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the six months ended June 30, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2024, we had $351.1 million in cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $1,332.1 million, primarily as a result of funding portfolio investments of $3,018.9 million and partially offset by proceeds from sale of investments and principal repayments of $1,309.7 million and other operating uses of $377.1 million. Cash provided by financing activities was $1,494.5 million during the period, primarily as a result of new share issuances related to $1,772.3 million of subscriptions and net borrowings (repayments) of $99.5 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,732,819	$374,949
Share transfers between classes	43,845	1,115
Distributions reinvested	521,941	13,283
Share repurchases	(893,929)	(22,813)
Early repurchase deduction	—	45
Net increase (decrease)	14,404,676	$366,579
CLASS D
Subscriptions	3,218,891	$81,825
Share transfers between classes	533,674	13,549
Distributions reinvested	404,831	10,301
Share repurchases	—	—
Early repurchase deduction	—	20
Net increase (decrease)	4,157,396	$105,695
CLASS F
Subscriptions	9,026,578	$229,852
Share transfers between classes	(577,519)	(14,664)
Distributions reinvested	1,579,206	40,181
Share repurchases	(1,310,617)	(33,447)
Early repurchase deduction	—	86
Net increase (decrease)	8,717,648	$222,008
CLASS S
Subscriptions	4,036,044	$102,658
Share transfers between classes	—	—
Distributions reinvested	73,156	1,863
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	4,109,200	$104,526
Total net increase (decrease)	31,388,920	$798,808

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	29,041,953	$735,047
Share transfers between classes	97,008	2,448
Distributions reinvested	1,060,060	26,809
Share repurchases	(2,203,517)	(56,024)
Early repurchase deduction	—	45
Net increase (decrease)	27,995,504	$708,325
CLASS D
Subscriptions	7,062,408	$178,322
Share transfers between classes	650,405	16,476
Distributions reinvested	841,001	21,265
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	20
Net increase (decrease)	8,137,494	$205,525
CLASS F
Subscriptions	26,047,117	$657,909
Share transfers between classes	(804,344)	(20,355)
Distributions reinvested	3,327,300	84,121
Share repurchases	(1,931,940)	(49,204)
Early repurchase deduction	—	86
Net increase (decrease)	26,638,133	$672,557
CLASS S
Subscriptions	7,947,966	$201,047
Share transfers between classes	56,931	1,431
Distributions reinvested	96,113	2,441
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	8,101,010	$204,924
Total net increase (decrease)	70,872,141	$1,791,331

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	1,585,743	$38,749
Share transfers between classes	—	—
Distributions reinvested	330,161	8,064
Share repurchases	(168,582)	(4,167)
Early repurchase deduction	—	23
Net increase (decrease)	1,747,322	$42,669
CLASS D
Subscriptions	2,026,626	$49,495
Share transfers between classes	223,376	5,462
Distributions reinvested	205,700	5,024
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	12
Net increase (decrease)	1,440,442	$34,896
CLASS F
Subscriptions	6,486,082	$158,441
Share transfers between classes	(223,376)	(5,462)
Distributions reinvested	984,876	24,055
Share repurchases	(2,808,781)	(69,433)
Early repurchase deduction	—	62
Net increase (decrease)	4,438,801	$107,663
Total net increase (decrease)	7,626,565	$185,228

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	2,489,409	$60,642
Share transfers between classes	675,921	16,465
Distributions reinvested	682,337	16,590
Share repurchases	(545,902)	(13,374)
Early repurchase deduction	—	38
Net increase (decrease)	3,301,765	$80,361
CLASS D
Subscriptions	3,276,005	$79,895
Share transfers between classes	223,376	5,462
Distributions reinvested	387,709	9,430
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	2,871,830	$69,710
CLASS F
Subscriptions	10,612,439	$258,850
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	1,997,873	48,579
Share repurchases	(3,490,087)	(86,057)
Early repurchase deduction	—	101
Net increase (decrease)	8,220,928	$199,546
Total net increase (decrease)	14,394,523	$349,617

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
Total		$0.9600	$0.3300	$—	$1.2900	$88,567

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
Total		$0.9286	$0.3300	$—	$1.2586	$42,269

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
Total		$0.8970	$0.3300	$—	$1.2270	$176,171

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
Total		$0.8531	$0.3300	$—	$1.1831	$6,575
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
Total		$0.9600	$0.2280	$—	$1.1880	$44,075

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
Total		$0.9298	$0.2280	$—	$1.1578	$22,593

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
Total		$0.8998	$0.2280	$—	$1.1278	$110,152
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2900	$88,567	$1.2586	$42,269	$1.2270	$176,171	$1.1831	$6,575
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2900	$88,567	$1.2586	$42,269	$1.2270	$176,171	$1.1831	$6,575
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2023:

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
The following table further summarizes the share repurchases completed during the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%

The following table further summarizes the share repurchases completed during the six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$604,851	$604,851	$195,149	$22,104
HLEND B Funding Facility(3)	1,250,000	134,828	134,828	1,115,172	591,944
HLEND C Funding Facility	750,000	487,500	487,500	262,500	20,658
HLEND D Funding Facility	500,000	125,000	125,000	375,000	205,186
HLEND E Funding Facility	300,000	—	—	300,000	176,900
Revolving Credit Facility(3)	1,300,000	220,760	220,760	1,079,240	1,079,240
November 2025 Notes(4)	170,000	170,000	168,261	—	—
November 2027 Notes(4)	155,000	155,000	152,910	—	—
March 2026 Notes(5)	276,000	276,000	271,712	—	—
March 2028 Notes(5)	124,000	124,000	121,014	—	—
September 2027 Notes(6)	75,000	75,000	74,032	—	—
September 2028 Notes(6)	250,000	250,000	246,832	—	—
January 2029 Notes(7)	550,000	550,000	527,665	—	—
September 2029 Notes(8)	400,000	400,000	392,105	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,879	—	—
2024 CLO Secured Notes(10)	400,000	400,000	373,560	—	—
Total	$7,623,000	$4,295,939	$4,220,909	$3,327,061	$2,096,032
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

Under the HLEND A Funding Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
1.Euros (EUR) of 7.5 million
2.Australian Dollars (AUD) of 94.4 million
3.British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
1.Euros (EUR) of 3.4 million
2.Australian Dollars (AUD) of 25.5 million
3.British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of June 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
1.Euros (EUR) of 130.3 million
2.British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.9) million and $(1.2) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(0.9) million and $(0.9) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.4) million and $(0.8) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(2.9) million and $(2.1) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(2.2) million, respectively, as of June 30, 2024 and includes the change in the notes carrying value of $(0.3) million and $(1.0) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(11.6) million as of June 30, 2024 and includes the change in the notes carrying value of $(10.8) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(8.8) million as of June 30, 2024 and includes the change in the notes carrying value of $0.9 million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.1) million as of June 30, 2024.

(10)The carrying value of the Company's 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(26.4) million as of June 30, 2024.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$615,838	$615,838	$184,162	$38,218
HLEND B Funding Facility(3)	1,000,000	513,747	513,747	486,253	356,891
HLEND C Funding Facility	750,000	487,500	487,500	262,500	12,576
HLEND D Funding Facility	500,000	195,000	195,000	305,000	205,018
Revolving Credit Facility(3)	1,275,000	1,025,294	1,025,294	249,706	249,706
November 2025 Notes(4)	170,000	170,000	168,749	—	—
November 2027 Notes(4)	155,000	155,000	154,366	—	—
March 2026 Notes(5)	276,000	276,000	274,716	—	—
March 2028 Notes(5)	124,000	124,000	123,588	—	—
September 2027 Notes(6)	75,000	75,000	75,545	—	—
September 2028 Notes(6)	250,000	250,000	252,814	—	—
2023 CLO Secured Notes(7)	323,000	323,000	319,743	—	—
Total	$5,698,000	$4,210,379	$4,206,900	$1,487,621	$862,409

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)USD using the applicable foreign currency exchange rate as of the applicable reporting date.
Under the HLEND A Funding Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 156.0 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 108.0 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of December 31, 2023, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 312.1 million
•Australian Dollars (AUD) of 95.2 million
•Canadian Dollars (CAD) of 47.1 million
•British Pounds (GBP) of 64.2 million
(4)    The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(1.4) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $(0.0) million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)    The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.8) million and $(0.9) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $0.6 million and $0.5 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)    The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)    The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of June 30, 2024, is as follows:

	June 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$604,851	$—	$604,851	$—	$—
HLEND B Funding Facility	134,828	—	—	134,828	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	125,000	—	—	125,000	—
HLEND E Funding Facility	—	—	—	—	—
Revolving Credit Facility	220,760	—	—	220,760	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	—	75,000	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	—	400,000
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
Total	$4,295,939	$—	$1,050,851	$1,634,588	$1,610,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded delayed draw term loans, revolvers and preferred equity with an aggregate principal amount of $1,227.4 million and $760.7 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened litigation.
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

Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I (no upfront placement fee)	February 3, 2022	7.12%
Class I (with upfront placement fee)	February 3, 2022	4.98%
Class D (no upfront placement fee)	February 3, 2022	6.99%
Class D (with upfront placement fee)	February 3, 2022	4.85%
Class F (no upfront placement fee)	February 3, 2022	6.86%
Class F (with upfront placement fee)	February 3, 2022	4.72%
Class S (no upfront placement fee)	October 1, 2023	6.68%
Class S (with upfront placement fee)	October 1, 2023	2.94%
(1)Performance is through June 30, 2024 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Class I, Class D and Class F, and 3.5% for Class S) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.

Recent Developments
See “Item 1. Financial Statements – Notes to Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.

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
As of June 30, 2024, 99.0% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$323,364	$(123,643)	$199,721
Up 200 basis points	$215,576	$(82,429)	$133,147
Up 100 basis points	$107,788	$(41,214)	$66,574
Down 100 basis points	$(107,788)	$41,214	$(66,574)
Down 200 basis points	$(215,576)	$82,429	$(133,147)
Down 300 basis points	$(322,415)	$123,643	$(198,772)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 as well as the risk factors set forth in “Risk Factors” of our registration statement on Form N-2 filed on June 12, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors set forth in “Risk Factors” of our registration statement on Form N-2 filed on June 12, 2024.

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2024 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 1, 2024	March 1, 2024	$25.36	2,347,231	1.13%
May 1, 2024	May 30, 2024	$25.52	2,204,546	0.89%

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any
“non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1
Sixth Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023).

4.1
Second Supplemental Indenture, dated as of June 18, 2024, relating to the 6.250% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

4.2	Form of 6.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

4.3
Registration Rights Agreement, dated as of June 18, 2024, relating to the 6.250% Notes due 2029, by and among the Fund and SMBC Nikko Securities America, Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, and RBC Capital Markets, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

10.1
Managing Dealer Agreement by and among HPS Corporate Lending Fund and HPS Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 11, 2024).

10.2
Note Purchase Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and SG Americas Securities, LLC, as Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.3
Indenture, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.4
Collateral Management Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.5
Amended and Restated Sale and Contribution Agreement, dated as of May 23, 2024, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2024-2 Investments, LLC, as Intermediate Seller, and HLEND CLO 2024-2, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

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

HPS Corporate Lending Fund

August 14, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 14, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer