Form 10-Q
period 2024-09-30
HPS Corporate Lending Fund
filed 2024-11-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 8, 2024 was 13,702,052, 94,541,313, 41,830,138 and 168,210,454 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $12,464,265 and $9,058,649 at September 30, 2024 and December 31, 2023, respectively)	$12,662,151	$9,145,583
Non-controlled/affiliated investments (amortized cost of $19,467 and $19,639 at September 30, 2024 and December 31, 2023, respectively)	20,057	19,824
Controlled/affiliated investments (amortized cost of $265,279 and $125,513 at September 30, 2024 and December 31, 2023, respectively)	284,454	124,003
Total investments at fair value (amortized cost of $12,749,011 and $9,203,801 at September 30, 2024 and December 31, 2023, respectively)	12,966,662	9,289,410
Cash and cash equivalents	228,003	188,775
Interest receivable from non-controlled/non-affiliated investments	136,371	91,134
Dividend receivable from non-controlled/non-affiliated investments	47	83
Deferred financing costs	33,657	30,825
Deferred offering costs	1,315	891
Derivative assets, at fair value (Note 6)	37,863	8,353
Receivable for investments	369,023	105,138
Other assets	462	811
Total assets	$13,773,403	$9,715,420
LIABILITIES
Debt (net of unamortized debt issuance costs of $54,655 and $11,833 at September 30, 2024 and December 31, 2023, respectively)	$5,516,651	$4,206,900
Payable for investments purchased	30,498	71,339
Interest payable	75,704	58,786
Derivative liabilities, at fair value (Note 6)	41,614	9,104
Due to affiliates	11,749	12,833
Distribution payable (Note 9)	64,675	74,907
Payable for share repurchases (Note 9)	45,160	63,474
Management fees payable (Note 3)	8,130	5,591
Income based incentive fees payable (Note 3)	29,257	20,347
Capital gains incentive fees payable (Note 3)	13,473	3,518
Distribution and/or shareholder servicing fees payable	2,172	1,524
Accrued expenses and other liabilities	46,920	1,733
Total liabilities	5,886,003	4,530,056
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (308,544,258 and 206,889,570 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	3,085	2,069
Additional paid in capital	7,688,998	5,113,205
Distributable earnings (loss)	195,317	70,090
Total net assets	7,887,400	5,185,364
Total liabilities and net assets	$13,773,403	$9,715,420

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$2,306,380	$1,314,775
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	90,221,882	52,457,511
Net asset value per share	$25.56	$25.06
Class D Shares:
Net assets	$1,070,491	$706,613
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	41,876,118	28,192,719
Net asset value per share	$25.56	$25.06
Class F Shares:
Net assets	$4,190,766	$3,142,475
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	163,937,746	125,381,461
Net asset value per share	$25.56	$25.06
Class S Shares:
Net assets	$319,763	$21,501
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	12,508,512	857,879
Net asset value per share	$25.56	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$345,624	$222,420	$940,968	$602,418
Payment-in-kind interest income	17,916	10,393	52,856	23,284
Dividend Income	1,131	100	2,899	147
Other income	966	962	5,230	2,607
From controlled/affiliated investments:
Dividend income	7,616	—	16,061	—
Total investment income	373,253	233,875	1,018,014	628,456
Expenses:
Interest expense	106,274	66,665	281,035	178,228
Management fees	24,001	13,653	63,547	36,911
Income based incentive fee	29,258	18,660	81,848	50,119
Capital gains incentive fee	427	2,217	9,955	2,217
Distribution and/or shareholder servicing fees
Class D	642	371	1,699	959
Class F	5,144	3,385	14,177	9,275
Class S	604	—	1,200	—
Professional fees	1,083	565	2,682	2,769
Board of Trustees’ fees	149	165	449	451
Administrative service expenses (Note 3)	931	486	2,600	1,640
Other general & administrative	2,506	1,732	7,299	5,427
Amortization of continuous offering costs	608	461	1,424	1,215
Total expenses	171,627	108,360	467,915	289,211
Net investment income before excise tax	201,626	125,515	550,099	339,245
Excise tax expense	3,643	870	4,197	865
Net investment income after excise tax	197,983	124,645	545,902	338,380
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(4,548)	(6,383)	(16,022)	(16,749)
Foreign currency forward contracts	(763)	5,924	(3,417)	(1,757)
Foreign currency transactions	791	(6,721)	9,912	(6,863)
Net realized gain (loss)	(4,520)	(7,180)	(9,527)	(25,369)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	72,233	47,292	110,952	163,282
Non-controlled/affiliated investments	31	(225)	405	(225)
Controlled/affiliated investments	7,763	—	20,685	—
Foreign currency forward contracts	(49,758)	4,931	(32,510)	5,835
Translation of assets and liabilities in foreign currencies	(22,335)	32,986	(10,363)	25,493
Net change in unrealized appreciation (depreciation)	7,934	84,984	89,169	194,385
Net realized and change in unrealized gain (loss)	3,414	77,804	79,642	169,016
Net increase (decrease) in net assets resulting from operations	$201,397	$202,449	$625,544	$507,396
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$197,983	$124,645	$545,902	$338,380
Net realized gain (loss)	(4,520)	(7,180)	(9,527)	(25,369)
Net change in unrealized appreciation (depreciation)	7,934	84,984	89,169	194,385
Net increase (decrease) in net assets resulting from operations	201,397	202,449	625,544	507,396
Distributions to common shareholders:
Class I	(56,652)	(33,705)	(145,219)	(77,780)
Class D	(25,224)	(18,186)	(67,493)	(40,779)
Class F	(98,312)	(81,532)	(274,483)	(191,684)
Class S	(6,547)	—	(13,122)	—
Net decrease in net assets resulting from distributions	(186,735)	(133,423)	(500,317)	(310,243)
Share transactions:
Class I:
Proceeds from shares sold	246,413	141,658	981,460	202,300
Share transfers between classes	2,513	—	4,961	16,465
Distributions reinvested	15,805	10,905	42,614	27,495
Repurchased shares, net of early repurchase deduction	(15,533)	(6,765)	(71,512)	(20,101)
Net increase (decrease) from share transactions	249,198	145,798	957,523	226,159
Class D:
Proceeds from shares sold	134,820	128,993	313,142	208,888
Share transfers between classes	(1,846)	—	14,630	5,462
Distributions reinvested	11,658	7,878	32,923	17,308
Repurchased shares, net of early repurchase deduction	(3,022)	—	(13,560)	(25,077)
Net increase (decrease) from share transactions	141,610	136,871	347,135	206,581
Class F:
Proceeds from shares sold	288,584	290,922	946,493	549,772
Share transfers between classes	(512)	—	(20,867)	(21,927)
Distributions reinvested	42,721	33,172	126,842	81,751
Repurchased shares, net of early repurchase deduction	(26,756)	(28,065)	(75,874)	(114,021)
Net increase (decrease) from share transactions	304,037	296,029	976,594	495,575
Class S:
Proceeds from shares sold	87,965	—	289,012	—
Share transfers between classes	(155)	—	1,276	—
Distributions reinvested	2,828	—	5,269	—
Repurchased shares, net of early repurchase deduction	(5)	—	—	—
Net increase (decrease) from share transactions	90,633	—	295,557	—
Total increase (decrease) in net assets	800,140	647,724	2,702,036	1,125,468
Net assets, beginning of period	7,087,260	3,933,016	5,185,364	3,455,272
Net assets, end of period	$7,887,400	$4,580,740	$7,887,400	$4,580,740

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$625,544	$507,396
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(132,042)	(163,057)
Net realized (gain) loss on investments	16,022	16,749
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	32,510	(5,835)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9,696	(25,907)
Net accretion of discount and amortization of premium, net	(65,436)	(28,646)
Amortization of deferred financing costs	6,057	4,458
Amortization of original issue discount and debt issuance costs	6,469	1,362
Amortization of offering costs	1,424	1,215
Payment-in-kind interest capitalized	(50,350)	(21,038)
Payment-in-kind dividends capitalized	(2,789)	—
Non-cash other income capitalized	—	(533)
Purchases of investments	(5,238,438)	(2,326,252)
Proceeds from sale of investments and principal repayments	1,795,781	545,433
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(45,237)	(22,651)
Dividend receivable from non-controlled/non-affiliated investments	36	(87)
Receivable for investments	(263,885)	(75,781)
Other assets	349	(16,641)
Payable for investments purchased	(40,841)	5,985
Interest payable	16,918	23,487
Due to affiliates	(1,084)	6,439
Management fees payable	2,539	4,698
Income based incentive fees payable	8,910	18,660
Capital gains incentive fees payable	9,955	2,217
Distribution and/or shareholder servicing fees payable	648	259
Accrued expenses and other liabilities	45,187	92
Net cash provided by (used in) operating activities	(3,262,057)	(1,547,978)
Cash flows from financing activities:
Borrowings on debt	5,240,200	4,259,688
Repayments of debt	(3,926,833)	(3,198,709)
Deferred financing costs paid	(8,889)	(14,412)
Debt issuance costs paid	(49,291)	(7,066)
Deferred offering costs paid	(1,848)	(2,062)
Proceeds from issuance of Common Shares	2,530,107	960,960
Common Shares repurchased, net of early repurchase deduction	(179,260)	(134,183)
Distributions paid in cash	(302,901)	(184,591)
Net cash provided by (used in) financing activities	3,301,285	1,679,625
Net increase (decrease) in cash and cash equivalents	39,228	131,647
Cash and cash equivalents, beginning of period	188,775	74,241
Cash and cash equivalents, end of period	$228,003	$205,888

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$251,591	$148,921
Taxes paid during the period	$1,522	$819
Distribution payable	$64,675	$38,188
Share repurchases accrued but not paid	$45,160	$34,830
Reinvestment of distributions during the period	$207,648	$126,554
Non-cash purchases of investments	$3,045	$37,396
Non-cash sales of investments	$(3,045)	$(37,396)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(9)				8/4/2028		$5,687	$(74)	$—
Arcfield Acquisition Corp (4)(9)	SF +	6.25%	11.56%	8/3/2029		48,514	47,805	48,933
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.85%	8/22/2028	A$	3,614	2,425	2,499
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421	(78)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.85%	8/22/2028	A$	41,558	27,984	28,733
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	10.21%	5/3/2028		17,561	7,309	7,610
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	10.33%	5/3/2029		41,113	40,160	41,524
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.91%	5/3/2029		3,089	3,036	3,120
Fastener Distribution Holdings, LLC (4)(10)	SF +	6.50%	11.25%	10/1/2025		30,577	30,381	30,553
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(124)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	10.10%	1/9/2030		37,146	36,296	37,146
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	10.10%	1/9/2030		7,820	7,692	7,820
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(566)	—
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	12.52%	11/30/2029		200,918	196,905	201,404
							399,151	409,342	5.19%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.70%	11/9/2026		13,257	13,071	13,055
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.70%	11/9/2026		1,014	998	999
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.70%	11/9/2026		11,045	10,860	10,876
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.70%	11/9/2026		1,004	990	989
							25,919	25,919	0.33%
Asset Based Lending and Fund Finance
CRSS HPS LLC (4)(5)(10)	SF +	6.75%	11.95%	12/21/2026		14,193	13,983	14,122
							13,983	14,122	0.18%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.50%	7.35%	5/6/2030		10,723	10,675	10,741
Foundation Automotive US Corp (4)(10)	SF +	7.75% PIK	13.30%	12/24/2027		4,598	4,557	3,636
Foundation Automotive Corp (4)(5)(10)	SF +	7.75% PIK	12.62%	12/24/2027		15,156	15,032	11,985
Foundation Automotive US Corp (4)(10)	SF +	7.75% PIK	12.62%	12/24/2027		25,801	25,594	20,404
Foundation Automotive US Corp (4)(6)(14)	SF +	7.75%	12.87%	12/24/2027		2,701	1,080	1,080
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	12.16%	2/8/2027		40,285	40,082	40,285
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.95%	2/8/2027		8,458	8,416	8,458
							105,436	96,589	1.34%
Chemicals
Lummus Technology Holdings V LLC (7)	SF +	3.50%	8.46%	12/31/2029		15,036	14,849	15,097
							14,849	15,097	0.19%
Construction and Materials
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028		€17,183	(333)	(1,113)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	9.90%	8/30/2028		€51,033	54,965	53,513
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.85%	7/10/2031		123,991	122,777	122,791
Hobbs & Associates LLC (6)(7)				7/23/2031		909	—	—
Hobbs & Associates LLC (7)	SF +	3.25%	8.10%	7/23/2031		9,091	9,069	9,091
Nexus Intermediate III, LLC (4)(9)	SF +	5.50%	10.71%	12/6/2027		1,055	1,069	1,051
NRO Holdings III Corp. (4)(6)(9)				7/15/2031		214	(4)	(4)
NRO Holdings III Corp. (4)(6)(9)				7/15/2030		100	(2)	(2)
NRO Holdings III Corp. (4)(9)	SF +	5.25%	10.55%	7/15/2031		686	672	672
							188,213	185,999	2.24%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.76%	3/21/2028	A$	57,095	36,164	37,678

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	8.25% (incl 4.00% PIK)	12.14%	5/25/2027	45,400	S$	32,896	35,182
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.62%	6/30/2027	56,098		56,098	55,159
Auctane Inc (4)(9)	SF +	5.75%	10.94%	10/5/2028	24,375		24,375	24,375
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	10.25%	6/16/2027	39,238		38,672	38,868
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	10.25%	6/16/2027	12,441		12,293	12,323
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	10.25%	6/16/2027	25,457		25,255	25,217
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	10.25%	6/16/2027	77,141		12,771	12,773
Corp Service Co (8)	SF +	2.50%	7.35%	11/2/2029	1,667		1,630	1,672
Express Wash Concepts, LLC (4)(10)	SF +	6.00%	10.95%	4/30/2027	46,870		46,625	47,308
Express Wash Concepts, LLC (4)(10)	SF +	6.00%	10.95%	4/30/2027	26,325		26,184	26,571
Grant Thornton LLP (7)	SF +	3.25%	8.10%	6/2/2031	3,750		3,750	3,760
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	10.20%	4/9/2029	25,059		24,548	24,439
IXM Holdings, Inc. (4)(11)	SF +	6.50%	11.70%	12/14/2029	18,473		18,231	18,658
IXM Holdings, Inc. (4)(6)(11)				12/14/2029	1,638		(23)	16
IXM Holdings, Inc. (4)(6)(11)	SF +	6.50%	11.60%	12/14/2029	2,184		812	841
KUEHG Corp. (8)	SF +	4.50%	9.10%	6/12/2030	3,817		3,809	3,833
Learning Care Group, Inc. (8)	SF +	4.00%	9.26%	8/11/2028	1,980		1,957	1,993
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.96%	3/12/2029	46,449		45,473	46,590
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	10.44%	3/12/2029	12,422		12,339	12,459
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	10.10%	5/18/2029	22,834		22,517	22,335
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.81%	7/25/2028	21,375		21,099	21,375
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.81%	7/25/2028	15,861		15,658	15,861
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.81%	7/25/2028	104,530		103,159	104,530
Spotless Brands, LLC (4)(6)(10)	SF +	5.75%	10.60%	7/25/2028	5,175		3,040	3,105
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	10.56%	7/25/2028	31,073		1,350	1,353
Thrasio LLC (4)(10)	SF +	10.00% PIK	15.54%	6/18/2029	348		346	348
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029	1,055		1,029	833
TruGreen Limited Partnership (9)	SF +	4.00%	8.85%	11/2/2027	8,509		8,439	8,249
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 3.50% PIK)	12.46%	12/31/2024	26,034		26,034	24,468
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 3.50% PIK)	12.66%	12/31/2024	15,338		15,337	14,416
Zips Car Wash, LLC (4)(10)	SF +	7.25% (incl 3.50% PIK)	12.46%	12/31/2024	985		985	925
							642,852	647,513	8.21%
Electricity
Hamilton Projects Acquiror, LLC (8)	SF +	3.75%	8.60%	5/31/2031	17,106		17,065	17,251
IP Operating Portfolio I, LLC (4)(7)			7.88%	12/31/2029	27,206		26,758	27,206
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	10.35%	6/26/2029	26,547		17,196	17,343
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	10.35%	12/31/2025	38,338		14,380	14,531
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.94%	6/27/2025	25,000		24,848	24,973
							100,247	101,304	1.28%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	14.51%	2/9/2027	21,649		21,474	21,693
Yes Energy LLC (4)(10)	SF +	5.00%	9.85%	4/21/2028	9,950		9,815	10,050
Yes Energy LLC (4)(10)	SF +	5.00%	9.85%	4/21/2028	4,849		4,724	4,946
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.85%	4/21/2028	4,211		205	382
Yes Energy LLC (4)(10)	SF +	5.00%	9.85%	4/21/2028	25,870		25,424	26,129
							61,642	63,200	0.80%
Food Producers
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.95%	2/12/2029	11,279		6,616	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.95%	2/12/2029	89,121		87,895	89,121

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030		14,474	(142)	(21)
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	10.36%	10/2/2030		16,458	16,130	16,434
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	10.37%	10/2/2030		59,249	58,105	59,164
							168,604	171,465	2.17%
Gas, Water and Multi-utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.45%	8/13/2027		41,682	41,215	41,682
Eagle LNG Partners Jacksonville II LLC (4)(7)			13.50% (incl 6.35% PIK)	4/26/2029		778	757	769
							41,972	42,451	0.54%
General Industrials
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.69%	12/11/2028		27,303	26,962	25,518
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	11.11%	11/8/2029		74,438	72,854	74,438
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.46%	1/3/2030		€13,312	14,098	14,862
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.46%	1/3/2030		€71,660	75,887	80,003
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€29,873	(1,138)	90
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€26,139	(996)	79
Cube Industrials Buyer, Inc. (4)(6)(10)				10/18/2029		5,664	(71)	—
Cube Industrials Buyer, Inc. (4)(10)	SF +	6.00%	11.25%	10/18/2030		36,146	35,677	36,507
Formerra, LLC (4)(10)	SF +	7.25%	12.39%	11/1/2028		4,219	4,122	4,168
Formerra, LLC (4)(6)(10)	SF +	7.25%	12.20%	11/1/2028		12,031	2,140	2,258
Formerra, LLC (4)(10)	SF +	7.25%	12.55%	11/1/2028		104,886	102,513	103,596
Marcone Group Inc (4)(13)	SF +	6.25%	11.53%	6/23/2028		11,861	11,786	11,201
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		49,482	49,002	46,726
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		4,362	4,334	4,119
Marcone Group Inc (4)(13)	SF +	6.25%	11.73%	6/23/2028		13,126	13,043	12,395
TMC Buyer Inc (8)	SF +	6.00%	10.25%	6/30/2028		69,622	63,545	69,622
							473,758	485,582	6.16%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)				8/10/2029	C$	23,881	(171)	(20)
123Dentist Inc (4)(5)(9)	C +	5.00%	9.24%	8/10/2029	C$	55,322	42,302	40,853
123Dentist Inc (4)(5)(6)(9)				8/10/2029	C$	1,594	(27)	(1)
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	10.57%	7/2/2031		158,606	156,311	156,312
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031		28,837	(425)	(417)
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031		16,655	(241)	(241)
Aspen Dental Management Inc. (ADMI Corp) (8)	SF +	3.75%	8.71%	12/23/2027		3,310	3,249	3,247
Aspen Dental Management Inc. (ADMI Corp) (7)	SF +	5.75%	10.60%	12/23/2027		856	863	858
Accelerated Health Systems LLC (8)	SF +	4.25%	9.00%	2/15/2029		7,891	7,877	6,110
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028		41,092	40,620	40,721
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.87%	6/11/2027		10,045	9,992	9,535
Charlotte Buyer Inc (8)	SF +	4.75%	9.85%	2/11/2028		23,814	22,839	24,026
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027		1,000	721	355
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2028		25,291	23,852	14,381
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028		417	417	237
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028		11	11	7
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	6.00%	10.85%	2/13/2031		54,046	7,615	7,804
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		32,427	(944)	(506)
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031		13,909	(253)	(217)
MB2 Dental Solutions, LLC (4)(9)	SF +	6.00%	10.85%	2/13/2031		155,304	153,026	152,881

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Medline Borrower LP (8)	SF +	2.75%	7.60%	10/23/2028	15,097	14,990	15,120
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.57%	9/1/2028	4,551	4,472	3,452
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	10.85%	6/3/2030	29,940	29,212	30,239
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	6.25%	10.85%	6/3/2030	9,980	9,738	10,080
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(94)	—
Phoenix Newco Inc (8)	SF +	3.00%	7.85%	11/15/2028	16,759	16,680	16,781
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.51%	3/14/2028	9,188	9,088	9,188
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	10.51%	3/14/2028	26,813	26,493	26,813
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.81%	8/31/2029	107,922	106,517	107,923
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145	(114)	—
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.25%	12/17/2027	3,911	3,864	3,911
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	10.25%	12/17/2027	20,521	20,290	20,521
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027	2,695	2,718	2,687
Tivity Health Inc (4)(9)	SF +	5.00%	9.85%	6/28/2029	130,147	128,259	130,148
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.00%	7/17/2028	32,589	32,180	32,069
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.03%	7/17/2028	26,346	26,017	25,926
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	11.04%	7/17/2028	42,961	42,397	42,276
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.85%	12/31/2032	56,433	55,372	55,396
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.85%	12/31/2032	8,342	8,180	8,188
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.94%	12/31/2032	15,932	15,614	15,639
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.85%	12/31/2029	135,630	133,581	133,266
						1,153,088	1,145,548	14.52%
Household Goods and Home Construction
LHS Borrower LLC (8)	SF +	4.75%	9.70%	2/16/2029	6,894	6,850	6,602
Sunset Debt Merger Sub, Inc. (9)	SF +	4.00%	8.96%	10/6/2028	702	620	584
						7,470	7,186	0.09%
Industrial Engineering
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	11.35%	10/2/2029	19,728	19,317	19,926
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	10.10%	4/3/2028	13,271	2,437	2,641
Radwell Parent, LLC (4)(9)	SF +	5.50%	10.10%	4/2/2029	152,658	149,378	152,466
Roper Industrial Products Investment Co (8)	SF +	3.25%	7.85%	11/22/2029	17,184	16,722	17,235
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	€4,758	4,959	4,666
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50% (incl 2.00% PIK)	11.31%	12/1/2027	1,000	426	326
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	11.49%	12/1/2027	12,081	11,936	10,724
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	€8,380	9,360	8,218
TK Elevator US Newco Inc (5)(8)	SF +	3.50%	8.59%	4/30/2030	12,479	12,337	12,518
Wec US Holdings Ltd (7)	SF +	2.75%	7.60%	1/27/2031	10,000	9,929	10,009
						236,801	238,729	3.03%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.75%	7/31/2029	122,117	116,918	116,916
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	10.14%	7/31/2029	€25,766	26,702	27,466
Alchemy US Holdco 1 LLC (4)(6)(10)				7/31/2029	10,271	(445)	(437)
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.60%	4/10/2029	61,134	59,735	59,840
						202,910	203,785	2.58%
Industrial Support Services
Acuris Finance US, Inc (7)	SF +	3.75%	8.42%	2/16/2028	8,383	8,253	8,362
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	€6,374	(262)	(31)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.24%	2/8/2031	€44,620		46,329	49,465
Allied Universal Holdco LLC (8)	SF +	3.75%	8.70%	5/12/2028	2,978		2,972	2,952
Argos Health Holdings, Inc. (4)(9)	SF +	6.25%	11.54%	12/6/2027	648		641	612
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl 4.00% PIK)	13.75%	10/31/2029	115,538		113,166	115,538
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445		(285)	—
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(397)	(389)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	11.36%	1/14/2030	18,189		6,060	6,059
Axiom Buyer, LLC (4)(10)	SF +	6.50%	11.35%	1/14/2030	150,330		146,722	146,721
Becklar, LLC (4)(10)	SF +	6.35%	11.29%	12/21/2026	971		963	971
Becklar, LLC (4)(10)	SF +	6.35%	11.29%	12/21/2026	5,637		5,578	5,637
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(94)	—
Captive Resources Midco LLC (4)(9)	SF +	5.25%	10.10%	7/2/2029	94,355		93,124	94,355
CD&R Madison UK Bidco LTD (4)(5)(6)(7)	SN +	8.45% (incl 2.00% PIK)	13.41%	2/28/2030	£9,993		5,832	6,586
CD&R Madison UK Bidco LTD (4)(5)(7)	SN +	8.45% (incl 2.00% PIK)	13.42%	2/28/2030	£46,079		54,017	62,233
CD&R Madison UK Bidco LTD (4)(5)(7)	E +	7.95% (incl 2.00% PIK)	11.46%	2/28/2030	€22,720		23,370	25,549
Chartis Group LLC (4)(9)	SF +	4.50%	9.44%	9/17/2031	81,797		80,983	80,983
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040		(250)	(249)
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(146)	(146)
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736		(263)	—
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(250)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	10.10%	10/1/2029	80,482		78,821	80,482
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423		(41)	—
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	6.25%	11.54%	12/6/2027	810		801	765
Employbridge, LLC (9)	SF +	4.75%	10.43%	7/19/2028	9,732		9,697	6,545
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426		(277)	144
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(176)	—
Empower Payments Investor, LLC (4)(9)	SF +	4.75%	9.60%	3/12/2031	101,437		99,568	102,451
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	10.00%	4/29/2029	13,805		13,569	11,617
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	10.60%	12/16/2030	188,379		186,153	190,264
IG Investments Holdings, LLC (4)(6)(9)				9/22/2027	6,836		(102)	—
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.35%	9/22/2028	22,107		21,891	22,107
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.35%	9/22/2028	1,823		1,812	1,823
IG Investments Holdings, LLC (4)(9)	SF +	6.00%	11.25%	9/22/2028	2,185		2,165	2,185
Madison Safety & Flow LLC (7)	SF +	3.25%	8.10%	9/26/2031	3,689		3,679	3,692
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	€5,188		(85)	(86)
Meralm Bidco AB (4)(5)(8)	E +	5.25%	8.64%	8/29/2031	€32,844		35,765	36,027
Meralm Bidco AB (4)(5)(8)	SF +	5.25%	10.23%	8/29/2031	13,695		13,492	13,492
Meralm Bidco AB (4)(5)(8)	ST +	5.25%	8.33%	8/29/2031	413,484	kr	39,669	40,100
Meralm Bidco AB (4)(5)(8)	N +	5.25%	9.99%	8/29/2031	263,366	kr	24,465	24,593
Meralm Bidco AB (4)(5)(8)	E +	8.50%	11.89%	8/29/2031	€46,695		50,847	51,220
NBG Acquisition Corp. (4)(6)(9)	SF +	5.25%	10.65%	11/6/2028	2,876		1,873	1,754
NBG Acquisition Corp. (4)(9)	SF +	5.25%	10.72%	11/6/2028	3,333		3,286	3,176
NBG Acquisition Corp. (4)(9)	SF +	5.25%	10.65%	11/6/2028	21,173		21,077	20,175
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800		(613)	(616)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125		(319)	(323)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	10.19%	9/10/2030	101,876		99,858	99,838
PG Polaris BidCo Sarl (5)(7)	SF +	3.50%	8.10%	3/26/2031	6,959		6,943	6,981
Planet US Buyer LLC (5)(7)	SF +	3.50%	8.60%	2/7/2031	7,481		7,464	7,504
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	8,958		8,839	8,958

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(91)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.56%	8/31/2028	44,213	43,621	44,213
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.24%	8/31/2028	23,538	3,194	3,413
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	70,495	69,887	70,495
Sedgwick Claims Management Services, Inc. (7)	SF +	3.00%	8.25%	7/31/2031	19,109	18,931	19,095
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	11.10%	5/2/2028	15,028	14,829	15,028
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	11.10%	5/2/2028	118,132	116,685	118,133
Soliant Lower Intermediate LLC (7)	SF +	3.75%	8.60%	7/18/2031	8,249	8,169	8,270
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579	(50)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	5.00%	9.70%	9/13/2028	42,777	42,157	42,777
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	5.00%	10.41%	9/13/2028	5,963	2,892	2,970
TruckPro, LLC (4)(12)	SF +	7.75%	13.15%	8/16/2028	70,002	68,375	67,564
Vaco Holdings LLC (9)	SF +	5.00%	9.95%	1/21/2029	13,137	13,095	12,927
W3 TopCo LLC (4)(10)	SF +	6.50%	11.79%	3/22/2029	89,467	86,266	86,383
						1,804,144	1,831,344	23.22%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)	E +	6.50%	10.18%	5/31/2029	€11,245	3,396	3,756
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.27%	5/31/2029	€8,096	8,513	9,014
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.50%	10.27%	5/31/2029	€22,264	23,410	24,789
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338	(170)	(156)
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	10.85%	2/13/2030	11,973	(94)	120
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.86%	2/13/2031	85,941	84,377	84,502
						119,432	122,025	1.55%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(8)	SF +	4.00%	9.08%	7/27/2028	6,930	6,846	6,956
Ascensus Holdings, Inc. (8)	SF +	3.50%	8.46%	8/2/2028	7,583	7,532	7,593
Baker Tilly Advisory Group, LP (4)(9)	SF +	5.00%	9.85%	6/3/2031	103,089	101,612	102,975
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	15,518	(228)	(17)
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539	(334)	(58)
Eisner Advisory Group LLC (8)	SF +	4.00%	8.85%	2/28/2031	6,017	5,962	6,045
June Purchaser LLC (6)(7)				9/11/2031	1,190	(6)	(4)
June Purchaser LLC (7)	SF +	3.25%	8.10%	9/11/2031	7,143	7,107	7,121
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	16,300	(162)	(161)
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	6,100	(60)	(60)
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.35%	8/29/2031	27,600	27,328	27,327
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(103)	55
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.74%	9/4/2029	7,590	3,029	3,153
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,964	49,119	50,464
Osaic Holdings Inc (7)	SF +	4.00%	8.85%	8/17/2028	11,823	11,778	11,710
Rockefeller Capital Management (4)(8)	SF +	5.00%	9.60%	4/4/2031	70,000	69,343	70,700
Transnetwork LLC (8)	SF +	5.50%	10.10%	12/29/2030	61,778	60,909	62,550
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.96%	9/22/2028	£22,729	26,938	30,739
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.52%	6/24/2031	£93,262	117,194	125,162
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	£6,211	(77)	30
						493,727	512,280	6.49%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.87%	9/7/2027	1,974	1,964	1,993
						1,964	1,993	0.03%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	8.10%	7/2/2031	8,848	8,805	8,789
						8,805	8,789	0.11%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.85%	3/14/2029	12,554	12,403	12,554
2080 Media, Inc. (4)(6)(9)	SF +	5.25%	10.53%	3/14/2028	13,795	1,812	1,971
2080 Media, Inc. (4)(9)	SF +	5.25%	9.85%	3/14/2029	54,077	53,358	54,077
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859	(189)	—
AMR GP Limited (4)(5)(7)			10.00%	7/10/2034	1,017	987	987
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	12.35%	10/29/2027	2,766	1,742	1,756
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	12.65%	10/29/2027	39,914	39,291	39,512
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	10.70%	6/18/2027	1,107	1,097	1,072
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 4.00% PIK)	10.70%	6/18/2027	19,454	19,269	18,839
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	12.25%	10/29/2029	6,604	6,448	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.39%	10/29/2029	£15,493	18,856	20,925
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.64%	10/29/2029	€2,540	2,734	2,856
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.64%	10/29/2029	€3,048	3,189	3,427
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(132)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	12.25%	10/29/2029	30,478	29,773	30,783
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	10.54%	5/19/2031	12,087	11,801	11,959
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	10.30%	5/19/2031	£73,522	91,206	97,261
LOCI Bidco Limited (4)(5)(6)(8)				5/19/2031	46,320	(1,127)	(496)
McGraw-Hill Education Inc (8)	SF +	4.00%	8.60%	8/6/2031	10,862	10,712	10,916
OneTeam Partners, LLC (4)(9)	SF +	5.50%	10.68%	9/14/2029	73,688	72,619	73,688
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.65%	7/26/2028	€34,871	35,606	37,613
Renaissance Holding Corp. (8)	SF +	4.25%	9.10%	4/5/2030	7,920	7,777	7,926
						419,232	434,347	5.51%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	12.31%	2/23/2028	21,259	20,940	19,539
Bamboo US BidCo LLC (4)(6)(10)	SF +	6.75% (incl 3.38% PIK)	12.00%	9/30/2030	15,485	7,049	7,499
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(531)	(18)
Bamboo US BidCo LLC (4)(10)	E +	6.75% (incl 3.38% PIK)	10.39%	9/30/2030	€62,719	64,672	69,945
Bamboo US BidCo LLC (4)(10)	SF +	6.75% (incl 3.38% PIK)	12.00%	9/30/2030	82,864	80,791	83,000
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	27,266	(406)	(345)
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.00%	10.01%	8/7/2031	16,674	3,924	3,958
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.25%	8/7/2031	151,066	149,206	149,157
Femur Buyer, Inc. (4)(6)(10)				9/18/2029	13,350	(301)	(616)
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	13.11%	3/18/2030	140,758	137,628	137,763
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	8.83%	10/31/2030	€66,556	68,741	75,075
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.92%	3/13/2029	111,222	108,231	112,073
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.92%	3/13/2029	62,120	61,075	62,595
PerkinElmer U.S. LLC (4)(6)(10)	SF +	5.00%	9.85%	3/13/2029	67,165	49,409	50,888
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	10.89%	5/12/2029	3,146	1,838	1,760
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.35%	5/12/2028	9,458	5,183	4,953
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.35%	5/12/2029	83,423	82,278	80,034
Resonetics, LLC (9)	SF +	3.75%	8.71%	6/18/2031	38,637	38,544	38,733
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025	16,356	10,228	5,469

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.80%	7/6/2029	124,028	121,678	122,310
Vital Care Buyer, LLC (4)(9)	SF +	4.75%	9.35%	7/30/2031	90,262	89,382	89,380
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271	(129)	(130)
Zeus Company LLC (4)(6)(9)				2/28/2031	23,088	(332)	231
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506	(291)	—
Zeus Company LLC (4)(9)	SF +	5.50%	10.10%	2/28/2031	123,790	122,090	125,028
						1,220,897	1,238,281	15.70%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	4.75%	9.81%	10/30/2029	7,952	7,248	7,322
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.81%	11/1/2029	39,350	39,125	39,285
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	10.00%	11/1/2029	14,162	14,162	14,138
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	21,861	(107)	(36)
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	2,903	(12)	(5)
Acrisure LLC (7)	SF +	3.25%	8.21%	11/6/2030	17,858	17,858	17,718
Alera Group, Inc. (4)(9)	SF +	5.25%	10.10%	10/2/2028	21,391	21,250	21,391
Alera Group, Inc. (4)(9)	SF +	5.25%	10.10%	10/2/2028	12,303	12,296	12,303
Alera Group, Inc. (4)(9)	SF +	5.25%	10.10%	10/2/2028	43,390	43,366	43,390
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	10.60%	10/2/2028	5,189	1,532	1,630
Alliant Holdings Intermediate, LLC (7)	SF +	3.00%	7.96%	9/19/2031	18,744	18,588	18,661
AmWINS Group Inc (9)	SF +	2.25%	7.21%	2/19/2028	7,516	7,492	7,513
Amynta Agency Borrower Inc (7)	SF +	3.75%	9.00%	2/28/2028	20,015	19,595	20,042
BroadStreet Partners, Inc. (7)	SF +	3.25%	8.10%	6/13/2031	9,146	9,068	9,120
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	9.14%	9/29/2028	5,017	1,289	1,310
Galway Borrower LLC (4)(6)(9)				9/29/2028	6,384	(40)	(8)
Galway Borrower LLC (4)(9)	SF +	4.50%	9.10%	9/29/2028	134,035	133,611	133,875
Higginbotham Insurance Agency, Inc. (4)(6)(10)	SF +	4.75%	9.60%	11/24/2028	14,327	2,361	2,495
Higginbotham Insurance Agency, Inc. (4)(14)	SF +	4.50%	9.35%	11/24/2028	32,044	31,777	32,044
HUB International Ltd (7)			7.25%	6/15/2030	10,517	10,517	10,971
HUB International Ltd (7)	SF +	3.00%	8.26%	6/20/2030	13,784	13,654	13,779
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	2,879	(24)	(1)
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	362	(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	10.08%	8/27/2028	64,951	64,555	64,930
Jones Deslauriers Insurance Management Inc. (5)(7)			8.50%	3/15/2030	14,487	14,469	15,519
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.75%	10/16/2028	18,092	17,853	18,258
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.95%	10/14/2028	822	127	137
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.75%	10/16/2028	7,132	7,045	7,197
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	15,224	(75)	(150)
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	3,045	(15)	(30)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.83%	8/21/2031	26,388	26,258	26,128
Summit Acquisition Inc. (4)(6)(9)				5/1/2029	6,685	(153)	—
Summit Acquisition Inc. (4)(6)(9)				5/1/2030	10,961	(293)	219
Summit Acquisition Inc. (4)(9)	SF +	6.50%	11.10%	5/1/2030	48,413	47,257	49,381
TIH Insurance Holdings LLC (7)	SF +	3.25%	7.85%	5/6/2031	13,333	13,302	13,335
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.75%	3/25/2027	25,821	25,630	25,821
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027	6,576	(49)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.75%	3/25/2027	20,475	20,314	20,475
USI Inc/NY (7)	SF +	2.75%	7.35%	9/27/2030	5,940	5,927	5,929
						646,756	654,086	8.29%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029	6,923	(145)	—
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	6.00%	11.01%	12/7/2029	6,923	3,327	3,462
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	6.00%	10.85%	12/7/2029	45,808	44,916	45,808

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							48,098	49,270	0.62%
Personal Care, Drug and Grocery Stores
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.85%	6/27/2030		119,726	118,580	120,002
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029		9,034	(86)	—
Puma Buyer LLC (4)(8)	SF +	5.50%	10.20%	7/16/2029		60,915	57,857	60,915
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.23%	3/23/2028	A$	22,869	15,505	15,812
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.23%	3/23/2028	A$	34,856	25,619	24,100
							217,475	220,829	2.80%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(354)
Daphne S.P.A. (4)(5)(7)	E +	6.25%	10.37%	5/23/2028		€45,354	47,818	46,462
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(54)	—
Spanx, LLC (4)(9)	SF +	5.25%	10.20%	11/20/2028		29,175	28,814	29,175
S&S Holdings LLC (7)	SF +	5.00%	9.85%	9/19/2031		12,000	11,820	11,858
							88,292	87,141	1.10%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	9.35%	9/13/2031		68,935	67,725	68,705
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031		6,020	(30)	(20)
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	9.35%	9/13/2031		127,882	127,247	127,456
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.82%	11/1/2028		1,334	1,324	1,323
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(19)	(10)
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.82%	11/1/2028		24,766	24,526	24,565
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028		€8,400	(167)	—
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.98%	10/27/2028		€82,300	80,623	91,633
Gusto Aus Bidco Pty Ltd (4)(5)(6)(9)	B +	6.50%	10.96%	10/30/2028	A$	11,982	3,935	4,204
Gusto Aus Bidco Pty Ltd (4)(5)(9)	B +	6.50%	10.96%	10/30/2028	A$	118,623	74,526	82,221
Syneos Health Inc (7)	SF +	3.75%	8.35%	9/27/2030		9,950	9,969	9,696
							389,659	409,773	5.20%
Real Estate Investment and Services
Associations Finance, Inc. (4)(10)	SF +	6.50%	12.00%	7/3/2028		55,695	55,645	56,110
Associations Finance, Inc. (4)(6)(7)				7/3/2028		4,316	(4)	32
Associations Finance, Inc. (4)(6)(10)				7/3/2028		3,459	(3)	—
							55,638	56,142	0.71%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	6.50%	9.96%	12/5/2029		€21,626	22,741	24,319
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	6.00%	11.25%	10/31/2029		1,489	1,043	1,066
BradyplusUS Holdings, LLC (4)(10)	SF +	6.00%	11.25%	10/31/2029		13,470	13,353	13,504
Johnstone Supply LLC (7)	SF +	3.00%	8.17%	6/9/2031		3,636	3,628	3,632
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.40%	7/28/2027		46,199	45,220	45,599
Knitwell Borrower LLC (4)(10)	SF +	8.00%	13.40%	7/28/2027		39,866	38,601	39,646
Petsmart LLC (9)	SF +	3.75%	8.70%	2/11/2028		15,315	15,246	15,207
Staples, Inc. (8)	SF +	5.75%	10.69%	9/4/2029		31,264	29,882	28,484
White Cap Buyer, LLC (7)	SF +	3.25%	8.10%	10/19/2029		10,793	10,737	10,727
							180,451	182,184	2.31%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.20%	6/28/2029		£47,995	55,984	63,718
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	10.20%	6/28/2029		£91,991	110,162	122,127
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031		11,207	(111)	(110)
Artifact Bidco, Inc. (4)(8)	SF +	4.50%	9.10%	7/26/2031		45,788	45,342	45,341
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		2,562	(25)	(26)
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		5,443	(53)	(54)
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	12.12%	11/7/2029		39,700	38,856	40,166

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029	6,000	(127)	—
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.54%	11/7/2029	€18,475	19,341	20,838
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714	(745)	(733)
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286	(293)	(293)
Auditboard, Inc. (4)(9)	SF +	4.75%	9.35%	7/14/2031	159,000	157,460	157,460
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	9.55%	5/22/2031	€46,878	49,774	51,907
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324	(107)	—
Avalara, Inc. (4)(9)	SF +	6.25%	10.85%	10/19/2028	56,918	55,936	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.81%	8/15/2029	13,757	13,469	13,408
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385	(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	10.10%	5/14/2029	4,523	4,492	4,523
Calabrio, Inc. (4)(6)(10)				4/16/2027	2,687	—	—
Calabrio, Inc. (4)(10)	SF +	5.50%	10.56%	4/16/2027	22,257	22,257	22,257
Calabrio, Inc. (4)(10)	SF +	5.50%	10.56%	4/16/2027	3,264	3,214	3,264
Central Parent LLC (7)	SF +	3.25%	7.85%	7/6/2029	15,000	14,969	14,863
Certinia Inc. (4)(6)(10)				8/3/2029	5,449	(132)	—
Certinia Inc. (4)(10)	SF +	7.25%	12.34%	8/3/2029	40,323	39,347	40,970
Cloud Software Group Inc (8)	SF +	4.00%	8.60%	3/30/2029	18,624	17,826	18,569
Cloud Software Group Inc (7)			6.50%	3/31/2029	7,740	6,831	7,695
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123	(154)	142
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211	(114)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.75%	2/27/2030	79,578	78,135	81,169
Denali Bidco Limited (4)(5)(7)	E +	6.00%	9.35%	8/29/2030	€9,441	9,825	10,722
Denali Bidco Limited (4)(5)(7)	E +	6.00%	9.35%	8/29/2030	€6,742	7,183	7,657
Denali Bidco Limited (4)(5)(7)	SN +	6.00%	10.95%	8/29/2030	£23,265	28,807	31,732
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£14,557	(347)	29
Denali Bidco Limited (4)(5)(7)	E +	5.50%	8.85%	8/29/2030	€15,916	16,642	17,762
Elements Finco Limited (4)(5)(6)(7)				4/29/2031	£14,938	(182)	257
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.60%	4/29/2031	10,431	10,333	10,565
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.60%	4/29/2031	8,681	8,600	8,793
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.95%	4/29/2031	£33,323	41,467	45,133
Enverus Holdings Inc (4)(9)	SF +	5.50%	10.35%	12/24/2029	64,254	63,415	64,897
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229	(45)	32
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	10.35%	12/24/2029	4,913	249	314
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	10.45%	11/3/2027	1,000	460	461
Huskies Parent, Inc. (4)(9)	SF +	5.50%	10.45%	11/3/2028	24,962	24,663	24,682
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.85%	12/1/2028	153,164	151,277	154,696
IRI Group Holdings, Inc. (4)(6)(13)	SF +	5.00%	9.85%	12/1/2027	9,023	4,940	5,053
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273	(333)	(324)
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273	(328)	(324)
Kona Buyer, LLC (4)(9)	SF +	4.50%	9.78%	7/23/2031	113,129	112,028	112,028
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463	(150)	(150)
LMI Inc/DE (8)	SF +	3.50%	8.45%	10/2/2028	5,282	5,262	5,153
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.85%	10/30/2028	79,128	79,128	78,112
McAfee Corp (8)	SF +	3.25%	8.45%	3/1/2029	7,840	7,818	7,823
Mitchell International, Inc. (8)	SF +	3.25%	8.10%	6/17/2031	10,000	9,952	9,865
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	8.81%	2/10/2028	1,780	1,772	1,578
New Era Technology, Inc. (4)(10)	SF +	6.25%	11.65%	10/31/2026	19,062	19,062	18,974
OEConnection LLC (9)	SF +	5.25%	10.10%	4/22/2031	67,457	66,825	67,233
OEConnection LLC (6)(9)				4/22/2031	11,741	(114)	(39)
OEConnection LLC (6)(9)				4/22/2031	7,338	(69)	(24)
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	9.60%	5/28/2030	209,517	206,555	209,018

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318	(358)	(60)
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657	(84)	(8)
Oranje Holdco, Inc. (4)(10)	SF +	7.50%	12.75%	2/1/2029	33,837	33,226	33,779
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	12.50%	2/1/2029	15,917	15,617	15,761
Peraton Inc. (9)	SF +	3.75%	8.70%	2/1/2028	9,990	9,914	9,636
Perforce Software Inc (8)	SF +	4.50%	9.35%	7/1/2026	19,550	19,333	19,562
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	6,068	(105)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.35%	10/17/2029	59,003	57,899	59,003
Prism Parent Co., Inc. (4)(6)(9)				9/19/2028	4,333	(70)	—
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.92%	9/19/2028	42,467	41,893	42,467
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.75%	9.00%	10/28/2030	17,604	17,344	17,663
Project Ruby Ultimate Parent Corp (9)	SF +	3.25%	8.21%	3/10/2028	12,163	12,061	12,159
Proofpoint, Inc. (8)	SF +	3.00%	7.85%	8/31/2028	2,372	2,372	2,374
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.93%	10/1/2027	7,255	7,179	7,328
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.93%	10/1/2027	39,738	39,203	40,135
Riley MergeCo LLC (4)(6)(10)				9/23/2027	304	(4)	—
Riley MergeCo LLC (4)(10)	SF +	5.50%	10.46%	9/23/2027	1,803	1,782	1,802
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.35%	2/16/2029	4,286	2,084	2,143
Smarsh Inc. (4)(6)(9)				2/16/2029	1,071	(13)	—
Smarsh Inc. (4)(9)	SF +	5.75%	10.35%	2/16/2029	17,143	16,923	17,143
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.82%	7/2/2030	30,127	29,332	29,332
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.75%	3/10/2028	3,289	161	197
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.35%	3/10/2028	21,168	20,976	21,168
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	9.57%	3/10/2028	£35,978	43,637	48,109
Thunder Generation Funding LLC (7)	SF +	3.00%	7.59%	9/27/2031	5,882	5,853	5,882
UKG Inc (7)	SF +	3.25%	8.55%	2/10/2031	9,902	9,892	9,915
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.25%	4/5/2029	18,948	18,690	18,948
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.60%	9/28/2029	10,939	10,891	10,945
Zendesk Inc (4)(6)(9)				11/22/2028	39,321	(635)	—
Zendesk Inc (4)(6)(9)				11/22/2028	17,940	(248)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.69%	11/22/2028	161,380	159,164	161,380
						2,180,136	2,243,017	28.44%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.95%	2/1/2029	8,802	8,754	8,822
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	5,122	(85)	(167)
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	12.15%	1/27/2028	44,760	43,987	43,299
CC WDW Borrower, Inc. (4)(6)(10)				1/27/2028	2,318	—	(76)
TechInsights Inc (4)(5)(10)	SF +	6.94%	11.69%	11/9/2027	975	963	975
TechInsights Inc (4)(5)(10)	SF +	6.94%	11.69%	11/9/2027	2,533	2,503	2,533
						56,122	55,386	0.70%
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029	18,288	18,245	18,281
Guardian US Holdco LLC (8)	SF +	3.50%	8.10%	1/31/2030	7,900	7,777	7,863
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	11.17%	6/21/2029	56,119	55,059	55,612
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365	(120)	(58)
						80,961	81,698	1.04%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	9.96%	8/2/2027	7,360	7,266	7,374
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.95%	7/17/2028	2,912	2,889	2,912
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.95%	7/17/2028	1,143	1,132	1,143
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.95%	7/17/2028	13,707	13,571	13,707

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							24,858	25,136	0.32%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)	SN +	6.00%	10.99%	9/8/2028		£2,437	315	(284)
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.06%	9/8/2028		£7,749	10,113	8,323
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	11.06%	9/8/2028		£4,509	5,914	4,844
Artemis Bidco Limited (4)(5)(7)	SN +	6.00%	10.97%	9/8/2028		£4,676	6,127	5,023
Fertitta Entertainment LLC/NV (8)	SF +	3.75%	8.85%	1/27/2029		9,878	9,623	9,862
Havila Kystruten Operations AS (4)(5)(17)	E +	8.75% (incl 2.75% PIK)	12.45%	7/27/2026		€19,254	21,342	22,361
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.85%	8/7/2029	A$	3,579	413	423
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.85%	8/7/2029	A$	32,211	21,168	21,622
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031		5,522	(110)	(109)
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2030		14,733	(289)	(289)
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	10.63%	8/22/2031		93,875	91,245	92,026
The One Group, LLC (4)(10)	SF +	6.50%	11.75%	5/1/2029		50,793	49,397	49,879
The One Group, LLC (4)(6)(7)				10/31/2028		6,649	(181)	(123)
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	13.45%	3/27/2028		139,291	136,920	143,236
							351,997	356,794	4.52%
Total First Lien Debt							$12,225,539	$12,424,346	157.52%

Second Lien Debt
Consumer Services
Asurion Corporation (7)	SF +	5.25%	10.21%	1/31/2028		$4,132	$4,100	$3,891
							4,100	3,891	0.05%
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	13.35%	8/11/2028		3,222	3,069	3,174
							3,069	3,174	0.04%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(7)(18)	SF +	8.25%		4/29/2030		9,000	8,832	4,500
Sedgwick Claims Management Services, Inc. (4)(7)	SF +	5.00%	10.25%	7/31/2032		25,000	24,752	24,755
							33,584	29,255	0.37%
Total Second Lien Debt							$40,753	$36,320	0.46%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.81%	3/15/2027		$58,681	$57,721	$57,803
Total Other Secured Debt							$57,721	$57,803	0.73%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)			15.00% PIK	7/16/2029		$14,955	$14,955	$14,955
							14,955	14,955	0.19%
Health Care Providers
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030		312	308	304
VetCor Group Holdings LLC (4)(7)			14.75% PIK	9/3/2030		267	262	271
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030		990	977	965
							1,547	1,540	0.02%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	109	107	91
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	196	191	165
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	1,152	1,137	970
						1,435	1,226	0.02%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,851	6,237
						5,851	6,237	0.08%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	8,631	8,593	8,631
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	3,296	3,282	3,296
						11,875	11,927	0.15%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.99%	4/29/2032	£1,635	2,008	2,184
						2,008	2,184	0.03%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)			5.50%	5/1/2026	7,000	7,049	6,992
						7,049	6,992	0.09%
Total Unsecured Debt						$44,720	$45,061	0.57%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.63%	7/20/2037	$4,000	$4,000	$4,009
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	12.00%	11/2/2030	4,126	3,716	4,118
Ares CLO Ltd (5)(7)	SF +	6.70%	12.00%	4/20/2037	5,000	5,000	5,033
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	11.49%	7/16/2037	2,000	2,000	2,008
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	11.14%	10/20/2037	4,500	4,500	4,543
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.93%	7/27/2031	1,200	966	1,162
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	12.46%	4/20/2037	2,000	1,961	1,990
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	2,201
Marble Point CLO XI Ltd (5)(7)	SF +	3.06%	8.34%	12/18/2030	1,850	1,599	1,827
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	15.30%	10/24/2034	2,500	2,352	2,500
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	11.87%	7/20/2037	3,000	2,971	2,999
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	12.10%	1/15/2033	1,469	1,304	1,474
Octagon 52 Ltd (5)(7)	SF +	7.33%	12.69%	7/23/2037	5,000	4,951	5,031
Octagon 63 Ltd (5)(7)	SF +	6.50%	11.82%	7/20/2037	3,000	3,000	3,024
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	12.49%	7/18/2039	3,000	2,985	3,018
Onex Clo Subsidiary 2024-3 Ltd (5)(7)	SF +	6.00%	11.33%	7/20/2037	5,000	5,000	5,001
Rad CLO Ltd (5)(7)	SF +	6.51%	11.81%	4/15/2034	2,500	2,504	2,507
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	12.22%	1/15/2032	3,000	2,680	3,013
Voya CLO Ltd (5)(7)	SF +	6.00%	11.18%	7/20/2037	4,000	4,000	3,995
Voya CLO Ltd (5)(7)	SF +	3.81%	9.10%	4/17/2030	1,500	1,354	1,507
						59,134	60,960	0.77%
Total Structured Finance						$59,134	$60,960	0.77%

Equity Investments
Consumer Services

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
CG Parent Intermediate Holdings, Inc. (4)					2,000	$1,940	$2,248
Club Car Wash Preferred, LLC (4)			15.00% PIK		8,817	8,817	8,817
Rapid Express Preferred, LLC (4)			15.00% PIK		2,784	2,784	2,784
Club Car Wash Preferred, LLC (4)			15.00% PIK		12,318	12,318	12,318
Rapid Express Preferred, LLC (4)			15.00% PIK		5,553	5,553	5,553
Thrasio Holdings, Inc. (4)					19,015	—	—
						31,412	31,720	0.40%
Electricity
IP Operating Portfolio I, LLC (4)					3	68	424
						68	424	0.01%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)					—	—	—
ELNG Equity LLC (4)					78,038	—	—
						—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)					2,000	1,960	2,272
						1,960	2,272	0.03%
Media
Racing Point UK Holdings Limited (4)(5)					168	1,008	1,042
OneTeam Partners, LLC (4)			8.00%		1,000	1,000	1,186
						2,008	2,228	0.03%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)					6,667	—	—
The ONE Group Hospitality, Inc. (4)					11,911	—	—
The ONE Group Hospitality, Inc. (4)					1,000	950	1,017
						950	1,017	0.01%
Total Equity Investments						$36,398	$37,661	0.48%
Total Investments - Non-Controlled/Non-Affiliated						$12,464,265	$12,662,151	160.54%

Non-Controlled/Affiliated Investments
First Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		5/1/2028	$5,511	$5,362	$5,511
						5,362	5,511	0.07%
Total First Lien Debt						$5,362	$5,511	0.07%

Second Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.02%
Total Second Lien Debt						$1,881	$1,932	0.02%

Equity Investments
Industrial Support Services
Southern Graphics Holdings LLC (4)(19)					274	$2,333	$2,802
						2,333	2,802	0.04%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(19)(20)				10,101	9,891	9,812
					9,891	9,812	0.12%
Total Equity Investments					$12,224	$12,614	0.16%
Total Investments - Non-Controlled/Affiliated					$19,467	$20,057	0.25%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(19)					$265,279	$284,454
Total Investments in Joint Ventures					$265,279	$284,454	3.61%
Total Investments - Controlled/Affiliated					$265,279	$284,454	3.61%
Total Investment Portfolio					$12,749,011	$12,966,662	164.40%

Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)				$185,854	$185,854	$185,854
Total Cash Equivalents					$185,854	$185,854	2.36%
Total Investment Portfolio, Cash Equivalents					$12,934,865	$13,152,516	166.75%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Rate ("BBSW" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, STIBOR, NIBOR, BS or BBSW and the current contractual interest rate in effect at September 30, 2024. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 20.5% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Auditboard, Inc.	1st Lien Senior Secured Delayed Draw Loan	$75,714	$(733)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	63,642	(599)
LOCI Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	46,320	(496)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	45,398	(708)
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	—
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	33,273	(324)
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	33,273	(324)
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	33,261	90

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	32,427	(506)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	30,800	(616)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	(293)
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	29,416	(288)
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	29,103	79
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	28,837	(417)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,266	(345)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	(60)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	25,040	(249)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	23,539	(58)
IP Operations II Investco, LLC	1st Lien Senior Secured Delayed Draw Loan	23,294	(312)
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	23,088	231
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	21,861	(36)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	(18)
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	20,125	—
Elements Finco Limited	1st Lien Senior Secured Delayed Draw Loan	19,975	257
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	19,466	29
Enstall Group B.V.	1st Lien Senior Secured Delayed Draw Loan	19,131	(1,113)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,859	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	17,656	(20)
PerkinElmer U.S. LLC	1st Lien Senior Secured Delayed Draw Loan	16,791	129
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	16,655	(241)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	16,300	(161)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(389)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	16,125	(323)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	15,518	(17)
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	(150)
Sig Parent Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	15,224	(150)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	14,733	(289)
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	(146)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	14,474	(21)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,426	144
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(217)
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	—
Femur Buyer, Inc.	1st Lien Senior Secured Revolving Loan	13,350	(616)
Vital Care Buyer, LLC	1st Lien Senior Secured Revolving Loan	13,271	(129)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	12,505	(158)
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,853	—
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	11,832	—
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	11,824	—
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	11,741	(39)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	11,693	(281)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	(109)
Summit Acquisition Inc.	1st Lien Senior Secured Delayed Draw Loan	10,961	219
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	—
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	(11)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	10,271	(437)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	9,952	—
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	—
Formerra, LLC	1st Lien Senior Secured Revolving Loan	9,625	(118)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	9,353	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	9,338	(156)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
IP Operations II Investco, LLC	1st Lien Senior Secured Delayed Draw Loan	8,849	(118)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	8,764	—
Violin FINCO Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,305	30
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	8,012	13
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	(24)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	142
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	7,097	(31)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,000	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,923	—
CD&R Madison UK BIDCO LTD	1st Lien Senior Secured Delayed Draw Loan	6,910	69
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,836	—
Summit Acquisition Inc.	1st Lien Senior Secured Revolving Loan	6,685	—
The One Group, LLC	1st Lien Senior Secured Revolving Loan	6,649	(123)
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	—
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	6,384	(8)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(58)
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	—
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	6,100	(60)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	6,068	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	(20)
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	6,000	—
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,777	(86)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	5,687	—
Cube Industrials Buyer, Inc.	1st Lien Senior Secured Revolving Loan	5,664	—
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	5,522	(109)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	55
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	(53)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	5,122	(167)
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	51
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(8)
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,600	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	4,511	—
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	4,437	—
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,430	(354)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	—
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	4,333	—
Associations Finance, Inc.	1st Lien Senior Secured Delayed Draw Loan	4,316	32
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	4,162	(151)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	4,101	10
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	—
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,970	—
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,913	78
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,748	—
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	3,701	(4)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,611	36

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,462	—
Associations Finance, Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,229	32
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,092	—
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	3,045	(30)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,993	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	2,903	(5)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,900	(571)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	2,879	(1)
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	2,687	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	(25)
CC WDW Borrower, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,318	(76)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(10)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	2,070	—
HB AcquisitionCo PTY LTD	1st Lien Senior Secured Delayed Draw Loan	1,980	(58)
IXM Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,638	16
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,621	—
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,343	—
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	1,261	(50)
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,190	(4)
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	1,179	(1)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,071	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	986	(46)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	982	(10)
Hobbs & Associates LLC	1st Lien Senior Secured Delayed Draw Loan	909	—
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	685	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	617	(1)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	562	(63)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	529	(5)
BradyplusUS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	427	1
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	361	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	304	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(98)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	214	(4)
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	100	(2)
Total		$1,717,469	$(12,364)

(7)    There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(10)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.25%.
(12)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(13)The interest rate floor on these investments as of September 30, 2024 was 1.75%.
(14)The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(15)The interest rate floor on these investments as of September 30, 2024 was 2.50%.
(16)The interest rate floor on these investments as of September 30, 2024 was 3.00%.
(17)The interest rate floor on these investments as of September 30, 2024 was 3.25%.
(18)Loan was on non-accrual status as of September 30, 2024.
(19)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)
consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2024	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$9,947	$—	$(172)	$470	$—	$10,245	$—
SLF V AD1 Holdings, LLC	9,877	—	—	(65)	—	9,812	—
Total Non-Controlled/Affiliated Investments	$19,824	$—	$(172)	$405	$—	$20,057	$—
Controlled/Affiliated Investments
ULTRA III, LLC	$124,003	$144,345	$(4,579)	$20,685	$—	$284,454	$16,061
Total Controlled/Affiliated Investments	$124,003	$144,345	$(4,579)	$20,685	$—	$284,454	$16,061
(20)These investments are not pledged as collateral under the Credit Facilities, 2023 CLO Secured Notes and/or 2024 CLO Secured Notes.
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 159	Euro 144	Goldman Sachs Bank USA	6/23/2025	$(3)
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	28
U.S. Dollars 188,396	Euro 173,334	Goldman Sachs Bank USA	12/23/2024	(5,239)
U.S. Dollars 764	British Pound 620	Goldman Sachs Bank USA	6/23/2025	(63)
U.S. Dollars 2,601	British Pound 2,109	Goldman Sachs Bank USA	3/21/2025	(215)
U.S. Dollars 14,415	British Pound 12,094	Goldman Sachs Bank USA	12/23/2024	(1,754)
U.S. Dollars 34,250	Singaporean Dollars 45,400	Goldman Sachs Bank USA	12/23/2024	(1,219)
U.S. Dollars 101,171	Euro 89,721	SMBC Capital Markets, Inc.	9/23/2025	(92)
U.S. Dollars 50,229	Euro 45,512	SMBC Capital Markets, Inc.	3/21/2025	(776)
U.S. Dollars 107,880	Euro 96,430	SMBC Capital Markets, Inc.	6/23/2025	(574)
U.S. Dollars 388,328	British Pound 304,947	SMBC Capital Markets, Inc.	12/23/2024	(19,365)
U.S. Dollars 311,587	Euro 286,515	SMBC Capital Markets, Inc.	12/23/2024	(8,485)
U.S. Dollars 40,763	Canadian Dollars 55,579	SMBC Capital Markets, Inc.	12/23/2024	(415)
U.S. Dollars 114,745	Australian Dollars 169,912	SMBC Capital Markets, Inc.	12/23/2024	(2,828)
U.S. Dollars 22,142	Australian Dollars 32,855	SMBC Capital Markets, Inc.	6/23/2025	(564)
U.S. Dollars 1,449	Norwegian Krone 15,354	SMBC Capital Markets, Inc.	12/23/2024	(7)
U.S. Dollars 25,354	Norwegian Krone 268,633	SMBC Capital Markets, Inc.	6/23/2025	(89)
U.S. Dollars 2,356	Swedish Kroner 24,106	SMBC Capital Markets, Inc.	12/23/2024	1
U.S. Dollars 41,564	Swedish Kroner 421,754	SMBC Capital Markets, Inc.	6/23/2025	45
Total				$(41,614)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(21)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	940
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	2,355
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,985
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,857
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	7,608
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	9,417
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	13,722
Total Interest Rate Swaps						$37,863
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

The Company offers on a continuous basis up to $15.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares, which commenced operations on February 3, 2022, and the initial purchase price was $25.11 for Class S shares, which commenced operations on October 1, 2023. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer” or “HPS Securities”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company.
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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of September 30, 2024 there was $42.4 million of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, no collateral was invested in a money market fund. As of December 31, 2023, there was no collateral pledged or received.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded non-recurring interest income of $9.3 million and $45.6 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2023, the Company recorded non-recurring interest income of $4.1 million and $15.2 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
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

Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the Company had certain investments in five and three portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2024, the Company recorded $8.7 million and $19.0 million, respectively, of dividend income, of which, $1.1 million and $2.8 million, respectively, relate to PIK dividends. For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.1 million, respectively, of dividend income, of which none related to PIK dividends.
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
For the three and nine months ended September 30, 2024, the Company accrued $3.6 million and $4.2 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, the Company accrued $0.9 million and $0.9 million of U.S. federal excise tax, respectively.
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

For the three and nine months ended September 30, 2024, base management fees were $24.0 million and $63.5 million, respectively. For the three and nine months ended September 30, 2023, base management fees were $13.7 million and $36.9 million, respectively. As of September 30, 2024 and December 31, 2023, $8.1 million and $5.6 million, respectively, were payable to the Adviser related to management fees.
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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the three and nine months ended September 30, 2024, income based incentive fees were $29.3 million and $81.8 million, respectively. For the three and nine months ended September 30, 2023, income based incentive fees were $18.7 million and $50.1 million, respectively. As of September 30, 2024 and December 31, 2023, $29.3 million and $20.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three and nine months ended September 30, 2024, capital gains incentive fees accrued were $0.4 million and $10.0 million, respectively. For the three and nine months ended September 30, 2023, capital gains incentive fees accrued were $2.2 million and $2.2 million, respectively. As of September 30, 2024 and December 31, 2023, the Company accrued $13.5 million and $3.5 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
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

The amount of the reimbursement payable to the Administrator for administrative services will be the lesser of (1) Administrators’ actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company does not reimburse the Administrator for any services for which it receives a separate fee, or for (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the North American Securities Administrators Association’s Omnibus Guidelines Statement of Policy, as amended from time to time) of the Administrator.

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
For the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.6 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement. As of September 30, 2024 and December 31, 2023, there was $2.8 million and $2.5 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company incurred distribution and/or shareholder servicing fees of $0.6 million and $1.7 million attributable to Class D shares, respectively, $5.1 million and $14.2 million attributable to Class F shares, respectively, and $0.6 million and $1.2 million attributable to Class S shares, respectively. For the three and nine months ended September 30, 2023, the Company incurred distribution and/or shareholder servicing fees of $0.4 million and $1.0 million attributable to Class D shares, respectively, and $3.4 million and $9.3 million attributable to Class F shares, respectively. As of September 30, 2024 and December 31, 2023, there was $2.2 million and $1.5 million, respectively, of distribution and/or shareholder servicing fees payable to the Managing Dealer.
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

For the three and nine months ended September 30, 2024 and 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$12,230,901	$12,429,857	95.85%	$8,919,865	$9,002,695	96.93%
Second lien debt	42,634	38,252	0.30	64,782	67,087	0.72
Other secured debt	57,721	57,803	0.45	—	—	—
Unsecured debt	44,720	45,061	0.35	28,901	29,101	0.31
Structured finance investments	59,134	60,960	0.47	28,427	29,868	0.32
Investments in joint ventures	265,279	284,454	2.19	125,513	124,003	1.33
Equity investments	48,622	50,275	0.39	36,313	36,656	0.39
Total	$12,749,011	$12,966,662	100.00%	$9,203,801	$9,289,410	100.00%
The industry composition of investments at fair value was as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Software and Computer Services	$2,245,201	17.32%	$1,472,951	15.86%
Industrial Support Services	1,873,116	14.45	1,063,701	11.45
Medical Equipment and Services	1,239,507	9.56	802,273	8.64
Health Care Providers	1,150,262	8.87	962,244	10.36
Consumer Services	698,079	5.38	627,950	6.76
Non-life Insurance	660,323	5.09	531,031	5.72
Investment Banking and Brokerage Services	512,280	3.95	160,345	1.73
General Industrials	485,582	3.74	405,330	4.36
Media	436,575	3.37	605,503	6.52
Pharmaceuticals and Biotechnology	409,773	3.16	268,572	2.89
Aerospace and Defense	409,342	3.16	475,845	5.12
Travel and Leisure	367,623	2.84	332,032	3.57
Investments in Joint Ventures	284,454	2.19	124,003	1.33
Industrial Engineering	238,729	1.84	254,138	2.74
Personal Care, Drug and Grocery Stores	220,829	1.70	120,098	1.29
Industrial Metals and Mining	203,785	1.57	11,895	0.13
Construction and Materials	185,999	1.43	57,171	0.62
Retailers	182,184	1.41	113,500	1.22
Food Producers	171,465	1.32	152,576	1.64
Industrial Transportation	122,025	0.94	33,196	0.36
Electricity	101,728	0.78	83,267	0.90
Automobiles and Parts	96,589	0.74	112,957	1.22
Personal Goods	87,141	0.67	76,471	0.82
Telecommunications Equipment	81,698	0.63	14,880	0.16
Asset Based Lending and Fund Finance	71,925	0.55	21,341	0.23
Real Estate Investment and Services	68,069	0.52	39,500	0.43
Finance and Credit Services	63,200	0.49	59,003	0.64
Structured Finance	60,960	0.47	29,868	0.32
Technology Hardware and Equipment	55,386	0.43	70,623	0.76

Oil, Gas and Coal	49,270	0.38	44,818	0.48
Gas, Water and Multi-utilities	42,451	0.33	43,604	0.47
Telecommunications Service Providers	32,128	0.25	70,997	0.76
Alternative Energy	25,919	0.20	16,743	0.18
Chemicals	15,097	0.12	15,157	0.16
Life Insurance	8,789	0.07	5,884	0.06
Household Goods and Home Construction	7,186	0.06	6,937	0.07
Leisure Goods	1,993	0.02	1,991	0.02
Electronic and Electrical Equipment	—	—	1,015	0.01
Total	$12,966,662	100.00%	$9,289,410	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$207,661	$217,292	1.68%	2.75%
Austria	87,851	95,034	0.73	1.20
Canada	85,958	85,778	0.66	1.09
France	81,673	87,047	0.67	1.10
Germany	118,515	126,982	0.98	1.61
Italy	128,168	137,741	1.06	1.75
Luxembourg	6,943	6,981	0.05	0.09
Norway	21,342	22,361	0.17	0.28
Singapore	32,896	35,182	0.27	0.45
Spain	35,319	37,559	0.29	0.48
Sweden	164,153	165,346	1.28	2.10
Taiwan	43,902	43,056	0.33	0.55
United Kingdom	743,303	802,707	6.19	10.18
United States	10,991,327	11,103,596	85.64	140.77
Total	$12,749,011	$12,966,662	100.00%	164.40%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Australia	$264,309	$266,377	2.87%	5.14%
Canada	78,148	77,962	0.84	1.50
France	35,514	37,969	0.41	0.73
Germany	68,533	71,499	0.77	1.38
Italy	127,737	137,270	1.48	2.65
Norway	24,920	24,957	0.27	0.48
Singapore	31,713	32,862	0.35	0.63
Spain	31,515	33,196	0.36	0.64
Taiwan	46,557	40,359	0.43	0.78
United Kingdom	426,120	444,188	4.78	8.57
United States	8,068,735	8,122,771	87.44	156.65
Total	$9,203,801	$9,289,410	100.00%	179.15%
As of September 30, 2024 and December 31, 2023, the Company had certain investments in five and three portfolio companies on non-accrual status, respectively, which represented 0.26% and 0.33% of total debt and income producing investments, at fair value, respectively.
As of September 30, 2024 and December 31, 2023, on a fair value basis, 99.1% and 98.6%, respectively, of performing debt investments bore interest at a floating rate and 0.9% and 1.4%, respectively, of performing debt investments bore interest at a fixed rate.
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board of Trustees has designated our Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

The following table presents the fair value hierarchy of investments and cash equivalents:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,121,294	$11,308,563	$12,429,857
Second lien debt	—	3,891	34,361	38,252
Other secured debt	—	—	57,803	57,803
Unsecured debt	—	13,229	31,832	45,061
Structured finance investments	—	60,960	—	60,960
Equity investments	—	—	50,275	50,275
Total investments	—	1,199,374	11,482,834	12,682,208
Investments measured at NAV(1)	—	—	—	284,454
Total	$—	$1,199,374	$11,482,834	$12,966,662
Cash equivalents	$185,854	$—	$—	$185,854

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,046,460	$7,956,235	$9,002,695
Second lien debt	—	47,646	19,441	67,087
Unsecured debt	—	13,165	15,936	29,101
Structured finance investments	—	29,868	—	29,868
Equity investments	—	—	36,656	36,656
Total investments	—	1,137,139	8,028,268	9,165,407
Investments measured at NAV(1)	—	—	—	124,003
Total	$—	$1,137,139	$8,028,268	$9,289,410
Cash equivalents	$131,546	$—	$—	$131,546
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,543,295	$19,071	$64,304	$30,568	$47,935	$9,705,173
Purchases of investments(1)	2,118,632	24,750	—	1,140	2,082	2,146,604
Proceeds from principal repayments and sales of investments	(423,012)	(6,676)	(6,319)	—	—	(436,007)
Accretion of discount/amortization of premium	15,723	35	213	6	—	15,977
Net realized gain (loss)	696	222	—	—	—	918
Net change in unrealized appreciation (depreciation)	72,829	(3,041)	(395)	118	258	69,769
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(19,600)	—	—	—	—	(19,600)
Fair value, end of period	$11,308,563	$34,361	$57,803	$31,832	$50,275	$11,482,834
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$78,992	$(3,041)	$(395)	$118	$258	$75,932

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$7,956,235	$19,441	$—	$15,936	$36,656	$8,028,268
Purchases of investments(1)	4,604,971	24,750	63,700	15,731	12,637	4,721,789
Proceeds from principal repayments and sales of investments	(1,390,222)	(6,676)	(6,319)	—	(385)	(1,403,602)
Accretion of discount/amortization of premium	53,794	113	341	12	—	54,260
Net realized gain (loss)	(7,791)	222	—	—	60	(7,509)
Net change in unrealized appreciation (depreciation)	117,912	(3,489)	81	153	1,307	115,964
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(26,336)	—	—	—	—	(26,336)
Fair value, end of period	$11,308,563	$34,361	$57,803	$31,832	$50,275	$11,482,834
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$126,239	$(3,489)	$81	$153	$1,363	$124,347
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$6,104,163	$20,039	$1,975	$4,729	$6,130,906
Purchases of investments(1)	778,508	—	329	8,533	787,370
Proceeds from principal repayments and sales of investments	(96,696)	—	—	(197)	(96,893)
Accretion of discount/amortization of premium	8,596	37	1	—	8,634
Net realized gain (loss)	21	—	—	29	50
Net change in unrealized appreciation (depreciation)	20,516	306	37	(385)	20,474
Transfers into Level 3(2)	2,272	—	—	—	2,272
Transfers out of Level 3(2)	(136,235)	—	—	—	(136,235)
Fair value, end of period	$6,681,145	$20,382	$2,342	$12,709	$6,716,578
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$18,897	$306	$37	$(385)	$18,855

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments(1)	2,071,394	1,879	772	11,446	2,085,491
Proceeds from principal repayments and sales of investments	(266,254)	—	—	(374)	(266,628)
Accretion of discount/amortization of premium	24,198	95	(9)	—	24,284
Net realized gain (loss)	981	—	—	(373)	608
Net change in unrealized appreciation (depreciation)	107,110	151	(27)	(296)	106,938
Transfers into Level 3(2)	2,272	9,463	—	—	11,735
Transfers out of Level 3(2)	(140,949)	—	—	—	(140,949)
Fair value, end of period	$6,681,145	$20,382	$2,342	$12,709	$6,716,578
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$98,971	$151	$(30)	$(296)	$98,796
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

	September 30, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$7,363,390	Yield analysis	Discount rate	7.88%	32.39%	11.10%
	41,494	Recovery analysis	Recovery rate	33.44%	79.08%	73.06%
	1,182	Enterprise Value	EBITDA Multiple	2.9x	2.9x	2.9x
Investments in second lien debt	1,932	Yield analysis	Discount rate	12.59%	12.59%	12.59%
	4,500	Recovery analysis	Recovery rate	50.00%	50.00%	50.00%
Investments in unsecured debt	31,833	Yield analysis	Discount rate	12.97%	16.68%	14.61%
Investments in preferred equity	36,197	Yield analysis	Discount rate	10.72%	15.00%	14.36%
Investments in common equity	13,038	Discounted cash flow	Discount rate	9.00%	15.00%	11.45%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	2.50%	2.50%	2.50%
			Cap Rate	8.00%	8.00%	8.00%

	December 31, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,422,647	Yield analysis	Discount rate	8.09%	35.64%	12.03%
	21,039	Recovery analysis	Recovery rate	73.21%	73.21%	73.21%
Investments in second lien debt	19,441	Yield analysis	Discount rate	12.96%	17.24%	15.39%
Investments in unsecured debt	1,295	Yield analysis	Discount rate	16.00%	16.00%	16.00%
Investments in preferred equity	1,510	Yield analysis	Discount rate	14.50%	16.31%	14.94%
Investments in common equity	2,532	Discounted cash flow	Discount rate	9.00%	15.00%	9.47%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%
(1)As of September 30, 2024, included within the fair value of Level 3 assets of $11,482,834 is an amount of $3,989,268 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2023, included within the fair value of Level 3 assets of $8,028,268 is an amount of $1,559,804 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used in the recovery analysis is the recovery rate. The recovery rate represents the extent to which proceeds can be recovered and an increase or decrease in the recovery rate would result in an increase or decrease, respectively, in the fair value. The significant unobservable input used in the enterprise value technique is the EBITDA multiple. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2024 and December 31, 2023, had they been accounted for at fair value:
Debt

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$608,781	$608,781	$615,838	$615,838
HLEND B Funding Facility	763,388	763,388	513,747	513,747
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	275,000	275,000	195,000	195,000
HLEND E Funding Facility	—	—	—	—
Revolving Credit Facility	675,773	675,773	1,025,294	1,025,294
November 2025 Notes(1)	169,255	174,213	168,749	170,580
November 2027 Notes(1)	154,838	165,364	154,366	155,934
March 2026 Notes(1)	277,137	283,873	274,716	275,727
March 2028 Notes(1)	125,205	132,105	123,588	123,672
September 2027 Notes(1)	76,275	80,259	75,545	76,389
September 2028 Notes(1)	255,529	273,927	252,814	255,315
January 2029 Notes(1)	548,498	569,641	—	—
September 2029 Notes(1)	404,602	407,336	—	—
2023 CLO Secured Notes(2)	319,949	319,949	319,743	319,743
2024 CLO Secured Notes(2)	374,921	374,921	—	—
Total	$5,516,651	$5,592,030	$4,206,900	$4,214,739
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes, September 2028 Notes, January 2029 Notes and September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(0.7) million, $(1.1) million, $(1.2) million, $(0.8) million, $(0.6) million,$(2.1) million, $(10.9) million and $(9.1) million respectively, as of September 30, 2024 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.9 million, $2.4 million, $2.0 million, $1.9 million, $7.6 million, $9.4 million and $13.7 million, respectively, as a result of the qualifying fair value hedge relationship as described in Note 6. The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million, $(1.4) million, $(1.8) million, $(0.9) million, $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.7 million, $0.6 million, $0.5 million, $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described in Note 6.
(2)The carrying value of the Company’s 2023 CLO Secured Notes and 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, of $(3.1) million and $(25.1) million, respectively, as of September 30, 2024. The carrying value of the Company’s 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	976,977	—
Level 3	4,615,053	4,214,739
Total	$5,592,030	$4,214,739

As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts were $1,333.2 million and $1,005.3 million, respectively, and the average notional exposure for interest rate swaps were $1,837.5 million and $1,542.5 million, respectively. During the three and nine months ended September 30, 2023, the average notional exposure for foreign currency forward contracts were $324.5 million and $286.2 million, respectively, and the average notional exposure for interest rate swaps were $725.0 million and $547.5 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$74	$—	$74	$46,466
Interest rates swaps	—	37,884	—	37,884	1,752,500
Total derivative assets, at fair value	$—	$37,958	$—	$37,958	$1,798,966

Derivative Liabilities
Foreign currency forward contracts	$—	$(41,688)	$—	$(41,688)	$1,404,234
Interest rate swaps	—	(21)	—	(21)	85,000
Total derivative liabilities, at fair value	$—	$(41,709)	$—	$(41,709)	$1,489,234

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$429	$—	$429	$94,135
Interest rate swaps	—	8,396	—	8,396	802,500
Total derivative assets, at fair value	$—	$8,825	$—	$8,825	$896,635

Derivative Liabilities
Foreign currency forward contracts	$—	$(9,533)	$—	$(9,533)	$603,276
Interest rate swaps	—	(43)	—	(43)	85,000
Total derivative liabilities, at fair value	$—	$(9,576)	$—	$(9,576)	$688,276

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(49,758)	$(32,510)
Realized gain (loss) on foreign currency forward contracts	$(763)	$(3,417)

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$4,931	$5,835
Realized gain (loss) on foreign currency forward contracts	$5,924	$(1,757)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023.

		September 30, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative assets, at fair value	$28,467	$(21)	$28,446	$(28,446)	$—
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$9,417	$—	$9,417	$(9,417)	$—
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$28	$(8,493)	$(8,465)	$—	$(8,465)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$46	$(33,195)	$(33,149)	$—	$(33,149)

		December 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$35	$(8,225)	$(8,190)	$—	$(8,190)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$394	$(1,308)	$(914)	$—	$(914)
Goldman Sachs Bank USA	Derivative assets, at fair value	$8,396	$(43)	$8,353	$—	$8,353
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

The table below presents the carrying value of unsecured borrowings as of September 30, 2024 and December 31, 2023, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$1,849,293	$14,554	$888,221	$(1,369)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 242.5% and 223.2%, respectively.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Notes, as applicable.
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
As of September 30, 2024 and December 31, 2023, the Company had five and four SPV Financing Facilities, respectively, as discussed below.
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

As of September 30, 2024, the maximum principal amount under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to February 3, 2025 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by February 3, 2027.
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

As of September 30, 2024, the maximum principal amount under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.

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

As of September 30, 2024, the maximum principal amount under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (“HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. On August 1, 2023, HLEND D entered into an amendment to, among other things, increase the maximum principal amount under the HLEND D Funding Facility from $250 million to $500 million. On August 16, 2024, HLEND D entered into a further amendment to, among other things, increase the advance rate applicable to first lien loans and decrease the applicable margin.

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to Dollar Advances, Term SOFR, (b) with respect to GBP Advances, Adjusted Cumulative Compounded SONIA, (c) with respect to Euro Advances, EURIBOR, (d) with respect to CAD Advances, CDOR, and (e) with respect to AUD Advances, BBSW, plus (ii) an applicable margin equal to the greater of (a) 2.15% per annum and (b) the weighted average rate calculated with respect to each collateral loan part of the borrowing base, which shall be (x) with respect to Class 1, 1.65% per annum and (y) with respect to Class 2, Class 3 or Class 4, 2.20% per annum.

As of September 30, 2024, the maximum principal amount under the HLEND D Funding Facility was $500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
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

As of September 30, 2024, the maximum principal amount under the HLEND E Funding Facility was $300 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on March 27, 2027, and amounts outstanding under the credit facility must be repaid by March 28, 2029.

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
The maximum principal amount of the Revolving Credit Facility is $1,375 million (increased from $1,300 million to $1,375 million on September 12, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,912.5 million subject to the satisfaction of certain conditions.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, including certain additional domestic subsidiaries (direct or indirect) of the Company that may be formed or acquired in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Agreement.
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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of September 30, 2024 and December 31, 2023, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$608,781	$608,781	$191,219	$11,932
HLEND B Funding Facility(3)	1,250,000	763,388	763,388	486,612	29,662
HLEND C Funding Facility	750,000	487,500	487,500	262,500	17,482
HLEND D Funding Facility	500,000	275,000	275,000	225,000	61,945
HLEND E Funding Facility	300,000	—	—	300,000	175,061
Revolving Credit Facility(3)	1,375,000	675,773	675,773	699,227	699,227
November 2025 Notes(4)	170,000	170,000	169,255	—	—
November 2027 Notes(4)	155,000	155,000	154,838	—	—
March 2026 Notes(5)	276,000	276,000	277,137	—	—
March 2028 Notes(5)	124,000	124,000	125,205	—	—
September 2027 Notes(6)	75,000	75,000	76,275	—	—
September 2028 Notes(6)	250,000	250,000	255,529	—	—
January 2029 Notes(7)	550,000	550,000	548,498	—	—
September 2029 Notes(8)	400,000	400,000	404,602	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,949	—	—
2024 CLO Secured Notes(10)	400,000	400,000	374,921	—	—
Total	$7,698,000	$5,533,442	$5,516,651	$2,164,558	$995,309
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

Under the HLEND A Funding Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Australian Dollars (AUD) of 94.4 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 130.3 million
•British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(1.1) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $(0.0) million and $0.9 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(0.8) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $2.4 million and $2.0 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(2.1) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $1.9 million and $7.6 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(10.9) million as of September 30, 2024 and includes the change in the notes carrying value of $9.4 million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(9.1) million as of September 30, 2024 and includes the change in the notes carrying value of $13.7 million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.1) million as of September 30, 2024.
(10)The carrying value of the Company's 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(25.1) million as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, $73.4 million and $57.3 million, respectively, of interest expense and $2.3 million and $1.5 million, respectively, of unused commitment fees were included in interest payable. For the three months ended September 30, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 8.82% and 8.37% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $4,794.1 million and $3,161.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 8.98% and 8.00% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $4,180.9 million and $2,978.2 million, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$91,203	$61,156
Facility unused fees	3,268	1,254
Amortization of deferred financing costs	1,686	1,720
Amortization of original issue discount and debt issuance costs	3,222	553
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	55,764	(9,576)
Hedged items	(48,869)	11,558
Total interest expense	$106,274	$66,665
Cash paid for interest expense	$103,429	$59,534

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$241,745	$164,273
Facility unused fees	10,439	4,286
Amortization of deferred financing costs	6,057	4,458
Amortization of original issue discount and debt issuance costs	6,469	1,362
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	29,510	(14,620)
Hedged items	(13,185)	18,469
Total interest expense	$281,035	$178,228
Cash paid for interest expense	$251,591	$148,921
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $1,717.5 million and $760.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any material pending or threatened litigation.

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

The share classes have different ongoing distribution and/or shareholder servicing fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	9,657,377	$246,413
Share transfers between classes	98,267	2,513
Distributions reinvested	619,207	15,805
Share repurchases	(605,984)	(15,489)
Early repurchase deduction	—	(44)
Net increase (decrease)	9,768,867	$249,198
CLASS D
Subscriptions	5,278,810	$134,820
Share transfers between classes	(72,175)	(1,846)
Distributions reinvested	456,733	11,658
Share repurchases	(117,463)	(3,002)
Early repurchase deduction	—	(20)
Net increase (decrease)	5,545,905	$141,610
CLASS F
Subscriptions	11,307,936	$288,584
Share transfers between classes	(20,000)	(512)
Distributions reinvested	1,673,756	42,721
Share repurchases	(1,043,540)	(26,673)
Early repurchase deduction	—	(83)
Net increase (decrease)	11,918,152	$304,037
CLASS S
Subscriptions	3,444,921	$87,965
Share transfers between classes	(6,092)	(155)
Distributions reinvested	110,794	2,828
Share repurchases	—	—
Early repurchase deduction	—	(5)
Net increase (decrease)	3,549,623	$90,633
Total net increase (decrease)	30,782,547	$785,478

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	38,699,330	$981,460
Share transfers between classes	195,275	4,961
Distributions reinvested	1,679,267	42,614
Share repurchases	(2,809,501)	(71,513)
Early repurchase deduction	—	1
Net increase (decrease)	37,764,371	$957,523
CLASS D
Subscriptions	12,341,218	$313,142
Share transfers between classes	578,230	14,630
Distributions reinvested	1,297,734	32,923
Share repurchases	(533,783)	(13,561)
Early repurchase deduction	—	1
Net increase (decrease)	13,683,399	$347,135
CLASS F
Subscriptions	37,355,053	$946,493
Share transfers between classes	(824,344)	(20,867)
Distributions reinvested	5,001,056	126,842
Share repurchases	(2,975,480)	(75,876)
Early repurchase deduction	—	2
Net increase (decrease)	38,556,285	$976,594
CLASS S
Subscriptions	11,392,887	$289,012
Share transfers between classes	50,839	1,276
Distributions reinvested	206,907	5,269
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	11,650,633	$295,557
Total net increase (decrease)	101,654,688	$2,576,809

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	5,702,297	$141,658
Share transfers between classes	—	—
Distributions reinvested	439,090	10,905
Share repurchases	(269,421)	(6,765)
Early repurchase deduction	—	—
Net increase (decrease)	5,871,966	$145,798
CLASS D
Subscriptions	5,195,643	$128,993
Share transfers between classes	—	—
Distributions reinvested	317,143	7,878
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,512,786	$136,871
CLASS F
Subscriptions	11,715,030	$290,922
Share transfers between classes	—	—
Distributions reinvested	1,335,609	33,172
Share repurchases	(1,117,687)	(28,065)
Early repurchase deduction	—	—
Net increase (decrease)	11,932,952	$296,029
Total net increase (decrease)	23,317,704	$578,698

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	8,191,706	$202,300
Share transfers between classes	675,921	16,465
Distributions reinvested	1,121,427	27,495
Share repurchases	(815,323)	(20,139)
Early repurchase deduction	—	38
Net increase (decrease)	9,173,731	$226,159
CLASS D
Subscriptions	8,471,648	$208,888
Share transfers between classes	223,376	5,462
Distributions reinvested	704,852	17,308
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	8,384,616	$206,581
CLASS F
Subscriptions	22,327,469	$549,772
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	3,333,482	81,751
Share repurchases	(4,607,774)	(114,122)
Early repurchase deduction	—	101
Net increase (decrease)	20,153,880	$495,575
Total net increase (decrease)	37,712,227	$928,315

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36
April 30, 2024	$25.42	$25.42	$25.42	$25.42
May 31, 2024	$25.55	$25.55	$25.55	$25.55
June 30, 2024	$25.52	$25.52	$25.52	$25.52
July 31, 2024	$25.48	$25.48	$25.48	$25.48
August 31, 2024	$25.57	$25.57	$25.57	$25.57
September 30, 2024	$25.56	$25.56	$25.56	$25.56

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
April 30, 2023	$24.42	$24.42	$24.42	$—
May 31, 2023	$24.45	$24.45	$24.45	$—
June 30, 2023	$24.72	$24.72	$24.72	$—
July 31, 2023	$24.87	$24.87	$24.87	$—
August 31, 2023	$24.88	$24.88	$24.88	$—
September 30, 2023	$25.11	$25.11	$25.11	$—
(1) Class S commenced operations on October 1, 2023.

Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the nine months ended September 30, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
Total		$1.4400	$0.4950	$—	$1.9350	$145,219

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
Total		$1.3926	$0.4950	$—	$1.8876	$67,493

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
Total		$1.3449	$0.4950	$—	$1.8399	$274,483

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
Total		$1.2786	$0.4950	$—	$1.7736	$13,122
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the nine months ended September 30, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
Total		$1.4400	$0.3830	$0.1500	$1.9730	$77,780

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
Total		$1.3942	$0.3830	$0.1500	$1.9272	$40,779

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
Total		$1.3485	$0.3830	$0.1500	$1.8815	$191,684
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Company on behalf of its shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Through September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9350	$145,219	$1.8876	$67,493	$1.8399	$274,483	$1.7736	$13,122
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.9350	$145,219	$1.8876	$67,493	$1.8399	$274,483	$1.7736	$13,122
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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%

The following table summarizes the share repurchases completed during the nine months ended September 30, 2023.

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income (1)	2.10	2.06	2.01	1.91
Net unrealized and realized gain (loss) (2)	0.34	0.33	0.33	0.36
Net increase (decrease) in net assets resulting from operations	2.44	2.39	2.34	2.27
Distributions from net investment income (3)	(1.94)	(1.89)	(1.84)	(1.77)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.94)	(1.89)	(1.84)	(1.77)
Early repurchase deduction fees (6)	—	—	—	—
Total increase (decrease) in net assets	0.50	0.50	0.50	0.50
Net asset value, end of period	$25.56	$25.56	$25.56	$25.56
Shares outstanding, end of period	90,221,882	41,876,118	163,937,746	12,508,512
Total return based on NAV (4)	10.02%	9.82%	9.62%	9.33%
Ratios:
Ratio of net expenses to average net assets (5)	8.82%	9.09%	9.35%	9.57%
Ratio of net investment income to average net assets (5)	11.06%	10.84%	10.61%	10.05%
Portfolio turnover rate	16.65%	16.65%	16.65%	16.65%
Supplemental Data:
Net assets, end of period	$2,306,380	$1,070,491	$4,190,766	$319,763
Asset coverage ratio	242.5%	242.5%	242.5%	242.5%
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
(5)For the nine months ended September 30, 2024, amounts are annualized except for excise tax, and capital gains incentive fee.
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
(5)For the nine months ended September 30, 2023, amounts are annualized except for non-recurring expenses.
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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of September 30, 2024 and December 31, 2023, the Company had contributed $274.0 million and $129.7 million, respectively, and COM had contributed $39.1 million and $18.5 million, respectively, of capital. As of September 30, 2024 and December 31, 2023, $126.0 million and $70.3 million, respectively, of capital remained uncalled from the Company and $18.0 million and

$10.1 million, respectively, of capital remained uncalled from COM. As of September 30, 2024 and December 31, 2023, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three and nine months ended September 30, 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.3 million and $4.2 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023.

The following table presents the schedule of investments of ULTRA III as of September 30, 2024:

Company(1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)		SF +	6.00%		11.11%		11/8/2029		$243,659		$238,479		$243,659
											238,479		243,659		74.95%
Health Care Providers
Compsych Investments Corp. (4)(6)		SF +	4.75%		10.03%		7/22/2031		151,378		150,642		150,642
Compsych Investments Corp. (4)(5)(6)							7/22/2031		43,333		(214)		(211)
Emerus Holdings, Inc. (4)(7)		SF +	6.25%		10.50%		1/5/2028		159,200		155,307		161,056
											305,735		311,487		95.82%
Medical Equipment and Services
EHOB, LLC (4)(7)		SF +	4.75%		9.35%		12/18/2029		124,375		121,944		124,375
FH BMX Buyer, Inc. (4)(5)(6)							6/21/2031		34,600		(509)		(41)
FH BMX Buyer, Inc.(4)(6)		SF +	5.25%		9.85%		6/21/2031		130,400		128,522		130,247
											249,957		254,581		78.31%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)							5/31/2030		50,000		(729)		(122)
Brandt Information Services, LLC (4)(6)		SF +	5.00%		9.85%		5/31/2030		115,000		113,372		114,719
											112,643		114,597		35.25%
Total First Lien Debt											$906,814		$924,324		284.33%
Total Investment Portfolio											$906,814		$924,324		284.33%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$(122)
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	(211)
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	(41)
Total		$127,933	$(374)

(6) The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(7) The interest rate floor on these investments as of September 30, 2024 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2023:

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(5)		SF +	6.00%		11.37%		11/8/2029		$245,500		$239,514		$239,511
											239,514		239,511		169.01%
Medical Equipment and Services
EHOB, LLC (4)(5)		SF +	5.75%		11.13%		12/18/2029		125,000		122,205		122,204
											122,205		122,204		86.23%
Total First Lien Debt											$361,719		$361,715		255.24%
Total Investment Portfolio											$361,719		$361,715		255.24%
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

(5) The interest rate floor on these investments as of December 31, 2023 was 1.00%.

The following table presents the selected statement of assets and liabilities information of ULTRA III as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $906,814 and $361,719 at September 30, 2024 and December 31, 2023, respectively)	$924,324	$361,715
Cash and cash equivalents	29,752	2,317
Interest receivable	9,827	2,401
Total assets	$963,903	$366,433
LIABILITIES
Debt	$625,646	$222,300
Interest payable and other liabilities	13,166	2,415
Total liabilities	638,812	224,715
MEMBERS’ EQUITY
Members’ Equity	325,091	141,718
Total Members’ Equity	325,091	141,718
Total liabilities and members’ equity	$963,903	$366,433

The following table presents the selected statement of operations information of ULTRA III for the three and nine months ended September 30, 2024 (Unaudited):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment income:
Interest income	$25,720	$58,718
Total investment income	25,720	58,718
Expenses:
Interest expense	12,633	28,246
Other expenses	527	1,241
Total expenses	13,160	29,487
Net investment income	12,560	29,231
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	5,388	17,514
Net realized and change in unrealized gain (loss) on investments	5,388	17,514
Net increase (decrease) in net assets resulting from operations	$17,948	$46,745

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2024, except as discussed below.

Subscriptions
The Company received $222.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective October 1, 2024.

The Company received $319.5 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective November 1, 2024.

Distributions Declarations

On October 23, 2024, the Company declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1492 per Class F share, and $0.1416 per Class S share, all of which are payable on or about November 29, 2024 to shareholders of record as of October 31, 2024. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about November 29, 2024 to shareholders of record as of October 31, 2024.

Financing Transactions

On October 11, 2024, and effective as of October 16, 2024 (the “Amendment Date”), the Company entered into that certain Waiver and Fifth Amendment to Loan and Servicing Agreement (the “Amendment”) with HLEND A, as borrower, Morgan Stanley Bank, N.A., Canadian Imperial Bank of Commerce, and CDPQ American Fixed Income V Inc., as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent, amending that certain Loan and Servicing Agreement, dated as of February 3, 2022, among the Company, as the servicer, HLEND A, as borrower, U.S. Bank Trust Company, National Association, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders from time to time party thereto. The Amendment provides for, among other things, (i) a decrease in the applicable margin to 2.00% per annum; provided that, during the amortization period, the applicable margin shall be increased by an additional 0.10% per annum, (ii) replacing CDOR with adjusted term CORRA as the Canadian Benchmark and (iii) extending the stated maturity to October 16, 2029.

On October 24, 2024, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Wells Fargo Bank, N.A., as the assuming lender (the “Assuming Lender”), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for an increase in the Assuming Lender’s multicurrency commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $1,375.0 million to $1,525.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,912.5 million.

On November 8, 2024, the Company, as equity holder, entered into an amendment (the “HLEND C Funding Facility Amendment”) with HLEND C, as borrower, the Lenders party thereto; U.S. Bank Trust Company, National Association, as Administrative Agent and U.S. Collateral Agent; U.S. Bank National Association, as U.S. Custodian and Document Custodian; and Blackstone Asset Based Finance Advisors LP. The HLEND C Funding Facility Amendment provides for, among other things, a decrease in the applicable margin from 2.95% per annum to 2.30% per annum.

ULTRA III Maximum Investment

On October 9, 2024 the Company entered into an amendment (“Amendment No. 2”) to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III from $400.0 million and $57.1 million, respectively, to $550.0 million and $78.6 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.

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

•our allocable portion of compensation (including salaries, bonuses, and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates; provided, that such expenses shall exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator;

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

Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended September 30,
	2024	2023
Total investments, beginning of period	$10,984,581	$7,053,034
New investments purchased	2,219,511	795,604
Payment-in-kind interest and dividends capitalized	18,108	9,113
Net accretion of discount on investments	17,450	10,869
Net realized gain (loss) on investments	(4,548)	(6,383)
Investments sold or repaid	(486,091)	(187,763)
Total investments, end of period	$12,749,011	$7,674,474
The following table presents certain selected information regarding our investment portfolio:

	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.3%	12.2%
Weighted average yield on debt and income producing investments, at fair value(1)	11.1%	12.1%
Weighted average yield on total portfolio, at amortized cost(2)	11.3%	12.0%
Weighted average yield on total portfolio, at fair value(2)	11.1%	11.9%
Number of portfolio companies	276	239
Weighted average EBITDA(3)	$206	$193
Weighted average loan-to-value (“LTV”) (4)	40%	39%
Percentage of debt investments bearing a floating rate, at fair value	99.1%	98.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.9%	1.4%
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
(3)Calculated with respect to all level 3 investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgement made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans, NAV-based loans or reorganized equity. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Excludes investments on non-accrual status. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in the investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Excludes investments on non-accrual status. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$12,230,901	$12,429,857	95.85%	$8,919,865	$9,002,695	96.93%
Second lien debt	42,634	38,252	0.30	64,782	67,087	0.72
Other secured debt	57,721	57,803	0.45	—	—	—
Unsecured debt	44,720	45,061	0.35	28,901	29,101	0.31
Structured finance investments	59,134	60,960	0.47	28,427	29,868	0.32
Investments in joint ventures	265,279	284,454	2.19	125,513	124,003	1.33
Equity investments	48,622	50,275	0.39	36,313	36,656	0.39
Total	$12,749,011	$12,966,662	100.00%	$9,203,801	$9,289,410	100.00%
As of September 30, 2024 and December 31, 2023, the Company had certain investments in five and three portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$12,629,366	99.74%	$9,118,309	99.67%
Non-accrual(2)	33,225	0.26	30,368	0.33
Total	$12,662,591	100.00%	$9,148,677	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 0.42% and 0.40% of amortized cost of total debt investments as of September 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value:

	September 30, 2024	December 31, 2023
Software and Computer Services	17.32%	15.86%
Industrial Support Services	14.45	11.45
Medical Equipment and Services	9.56	8.64
Health Care Providers	8.87	10.36
Consumer Services	5.38	6.76
Non-life Insurance	5.09	5.72
Investment Banking and Brokerage Services	3.95	1.73
General Industrials	3.74	4.36
Media	3.37	6.52
Pharmaceuticals and Biotechnology	3.16	2.89
Aerospace and Defense	3.16	5.12
Travel and Leisure	2.84	3.57
Investments in Joint Ventures	2.19	1.33
Industrial Engineering	1.84	2.74
Personal Care, Drug and Grocery Stores	1.70	1.29
Industrial Metals and Mining	1.57	0.13
Construction and Materials	1.43	0.62
Retailers	1.41	1.22
Food Producers	1.32	1.64
Industrial Transportation	0.94	0.36
Electricity	0.78	0.90
Automobiles and Parts	0.74	1.22
Personal Goods	0.67	0.82
Telecommunications Equipment	0.63	0.16
Asset Based Lending and Fund Finance	0.55	0.23
Real Estate Investment and Services	0.52	0.43
Finance and Credit Services	0.49	0.64
Structured Finance	0.47	0.32
Technology Hardware and Equipment	0.43	0.76
Oil, Gas and Coal	0.38	0.48
Gas, Water and Multi-utilities	0.33	0.47
Telecommunications Service Providers	0.25	0.76
Alternative Energy	0.20	0.18
Chemicals	0.12	0.16
Life Insurance	0.07	0.06
Household Goods and Home Construction	0.06	0.07
Leisure Goods	0.02	0.02
Electronic and Electrical Equipment	—	0.01
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	September 30, 2024	December 31, 2023
Australia	1.68%	2.87%
Austria	0.73	—
Canada	0.66	0.84
France	0.67	0.41
Germany	0.98	0.77
Italy	1.06	1.48
Luxembourg	0.05	—
Norway	0.17	0.27
Singapore	0.27	0.35
Spain	0.29	0.36
Sweden	1.28	—
Taiwan	0.33	0.43
United Kingdom	6.19	4.78
United States	85.64	87.44
Total	100.00%	100.00%

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

As of September 30, 2024, the Company and COM have committed to contribute up to $400.0 million and $57.1 million, respectively, of capital to ULTRA III. As of September 30, 2024, the Company had contributed $274.0 million and COM had contributed $39.1 million of capital and $126.0 million and $18.0 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Total senior secured debt investments at fair value	$924,324	$361,715
Number of portfolio companies	6	2
Weighted average yield on debt investments, at amortized cost(1)	10.8%	12.0%
Weighted average yield on debt investments, at fair value(1)	10.6%	12.0%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of September 30, 2024 and December 31, 2023.

Results of Operations
The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$373,253	$233,875	$1,018,014	$628,456
Total expenses	171,627	108,360	467,915	289,211
Net investment income before excise tax	201,626	125,515	550,099	339,245
Excise tax expense	3,643	870	4,197	865
Net investment income after excise tax	197,983	124,645	545,902	338,380
Net realized gain (loss)	(4,520)	(7,180)	(9,527)	(25,369)
Net change in unrealized appreciation (depreciation)	7,934	84,984	89,169	194,385
Net increase (decrease) in net assets resulting from operations	$201,397	$202,449	$625,544	$507,396
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$345,624	$222,420	$940,968	$602,418
Payment-in-kind interest income	17,916	10,393	52,856	23,284
Dividend Income	8,747	100	18,960	147
Other income	966	962	5,230	2,607
Total investment income	$373,253	$233,875	$1,018,014	$628,456
Total investment income increased to $373.3 million for the three months ended September 30, 2024 from $233.9 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income from ULTRA III. The size of our investment portfolio at fair value was $12,966.7 million and our weighted average yield on debt and income producing securities at fair value was 11.1%.

Total investment income increased to $1,018.0 million for the nine months ended September 30, 2024 from $628.5 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income from ULTRA III.

Expenses
Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$106,274	$66,665	$281,035	$178,228
Management fees	24,001	13,653	63,547	36,911
Income based incentive fee	29,258	18,660	81,848	50,119
Capital gains incentive fee	427	2,217	9,955	2,217
Distribution and/or shareholder servicing fees
Class D	642	371	1,699	959
Class F	5,144	3,385	14,177	9,275
Class S	604	—	1,200	—
Professional fees	1,083	565	2,682	2,769
Board of Trustees’ fees	149	165	449	451
Administrative service expenses	931	486	2,600	1,640
Other general & administrative	2,506	1,732	7,299	5,427
Amortization of continuous offering costs	608	461	1,424	1,215
Excise tax expense	3,643	870	4,197	865
Total expenses (including excise tax expense)	$175,270	$109,230	$472,112	$290,076
Interest Expense
Total interest expense (including unused fees, original issue discounts and amortization of deferred financing costs) increased to $106.3 million for the three months ended September 30, 2024 from $66.7 million for the same period in the prior year primarily driven by increased borrowings under the Unsecured Notes and debt securitization issuances. The average principal debt outstanding increased to $4,794.1 million for the three months ended September 30, 2024 from $3,161.6 million for the same period in the prior year.
Total interest expense (including unused fees, original issue discounts and amortization of deferred financing costs) increased to $281.0 million for the nine months ended September 30, 2024 from $178.2 million for the same period in the prior year primarily driven by increased borrowings under the Unsecured Notes and debt securitization issuances. The average principal debt outstanding increased to $4,180.9 million for the nine months ended September 30, 2024 from $2,978.2 million for the same period in the prior year.
Management Fees
Management fees increased to $24.0 million for the three months ended September 30, 2024 from $13.7 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $63.5 million for the nine months ended September 30, 2024 from $36.9 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee
Income based incentive fees increased to $29.3 million for the three months ended September 30, 2024 from $18.7 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $81.8 million for the nine months ended September 30, 2024 from $50.1 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
Capital gains based incentive fees decreased to $0.4 million for the three months ended September 30, 2024, from $2.2 million for the same period in the prior year primarily due to higher net unrealized gains earned in the prior year period relative to the current period, none of which were payable under the Investment Advisory Agreement. Capital gains based incentive fees increased to $10.0 million for the nine months ended September 30, 2024, from $2.2 million for the same period in the prior year primarily due to net unrealized gains on investments, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $5.3 million for the three months ended September 30, 2024, from $3.4 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $14.5 million for the nine months ended September 30, 2024, from $11.5 million for the same period in the prior year primarily driven by an increase of administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended September 30, 2024, the Administrator charged $0.9 million, an increase from $0.5 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the nine months ended September 30, 2024, the Administrator charged $2.6 million, an increase from $1.6 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $6.4 million for the three months ended September 30, 2024 from $3.8 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $17.1 million for the nine months ended September 30, 2024 from $10.2 million for the same period in the prior year primarily due to an increase in shares outstanding.

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
For the three months ended September 30, 2024 and 2023, we incurred U.S. federal excise tax of $3.6 million and $0.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we incurred U.S. federal excise tax of $4.2 million and $0.9 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$(4,548)	$(6,383)	$(16,022)	$(16,749)
Foreign currency forward contracts	(763)	5,924	(3,417)	(1,757)
Foreign currency transactions	791	(6,721)	9,912	(6,863)
Net realized gain (loss)	$(4,520)	$(7,180)	$(9,527)	$(25,369)
For the three months ended September 30, 2024, we generated net realized gains (losses) of $(4.5) million, driven primarily by net realized losses of $(5.5) million from the sales of syndicated loans, offset by a $0.4 million gains on sales of private debt investments and foreign currency realized gains of $0.5 million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to the sale of a EUR denominated investment.
For the nine months ended September 30, 2024, we generated net realized gains (losses) of $(9.5) million, driven by net realized losses on non-controlled/non-affiliated investments of $(8.9) million primarily from the sales of syndicated loans and bonds and the restructuring of a private debt investment, and foreign currency realized losses of $(7.1) million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to a repayment of a AUD denominated investment. We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. Realized losses were partially offset by $9.9 million of gains on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, EUR, GBP and CAD exchange rates.
For the three and nine months ended September 30, 2023, we generated net realized gains (losses) of $(7.2) million and $(25.4) million, respectively, which was primarily comprised of net realized losses on broadly syndicated loans, the restructuring of debt investments, foreign currency forward contracts and foreign currency transactions.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-controlled/non-affiliated investments	$72,233	$47,292	$110,952	$163,282
Non-controlled/affiliated investments	31	(225)	405	(225)
Controlled/affiliated investments	7,763	—	20,685	—
Foreign currency forward contracts	(49,758)	4,931	(32,510)	5,835
Translation of assets and liabilities in foreign currencies	(22,335)	32,986	(10,363)	25,493
Net change in unrealized appreciation (depreciation)	$7,934	$84,984	$89,169	$194,385
For the three months ended September 30, 2024, the fair value of the investment portfolio remained relatively flat as there were net unrealized gains of $4.6 million, excluding the impact of foreign currency. The remaining $3.3 million represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances. For the three months ended September 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.

For the nine months ended September 30, 2024, the fair value of the investment portfolio increased $79.6 million primarily resulting from spread tightening in both the public and private credit markets. The remaining $9.6 million represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances. For the nine months ended September 30, 2023, the fair value of our debt investments increased due to spread tightening in both the public and private credit markets.

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
As of September 30, 2024 and December 31, 2023, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, we had an aggregate amount of $5,533.4 million and $4,210.4 million, respectively, of debt outstanding and our asset coverage ratio was 242.5% and 223.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2024, taken together with our $2,164.6 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,199.4 million of syndicated loans and other liquid investments as of September 30, 2024, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the nine months ended September 30, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2024, we had $228.0 million in cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $3,262.1 million, primarily as a result of funding portfolio investments of $5,238.4 million and partially offset by proceeds from sale of investments and principal repayments of $1,795.8 million and other operating uses of $180.6 million. Cash provided by financing activities was $3,301.3 million during the period, primarily as a result of new share issuances related to $2,530.1 million of subscriptions and net borrowings (repayments) of $1,313.4 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	9,657,377	$246,413
Share transfers between classes	98,267	2,513
Distributions reinvested	619,207	15,805
Share repurchases	(605,984)	(15,489)
Early repurchase deduction	—	(44)
Net increase (decrease)	9,768,867	$249,198
CLASS D
Subscriptions	5,278,810	$134,820
Share transfers between classes	(72,175)	(1,846)
Distributions reinvested	456,733	11,658
Share repurchases	(117,463)	(3,002)
Early repurchase deduction	—	(20)
Net increase (decrease)	5,545,905	$141,610
CLASS F
Subscriptions	11,307,936	$288,584
Share transfers between classes	(20,000)	(512)
Distributions reinvested	1,673,756	42,721
Share repurchases	(1,043,540)	(26,673)
Early repurchase deduction	—	(83)
Net increase (decrease)	11,918,152	$304,037
CLASS S
Subscriptions	3,444,921	$87,965
Share transfers between classes	(6,092)	(155)
Distributions reinvested	110,794	2,828
Share repurchases	—	—
Early repurchase deduction	—	(5)
Net increase (decrease)	3,549,623	$90,633
Total net increase (decrease)	30,782,547	$785,478

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	38,699,330	$981,460
Share transfers between classes	195,275	4,961
Distributions reinvested	1,679,267	42,614
Share repurchases	(2,809,501)	(71,513)
Early repurchase deduction	—	1
Net increase (decrease)	37,764,371	$957,523
CLASS D
Subscriptions	12,341,218	$313,142
Share transfers between classes	578,230	14,630
Distributions reinvested	1,297,734	32,923
Share repurchases	(533,783)	(13,561)
Early repurchase deduction	—	1
Net increase (decrease)	13,683,399	$347,135
CLASS F
Subscriptions	37,355,053	$946,493
Share transfers between classes	(824,344)	(20,867)
Distributions reinvested	5,001,056	126,842
Share repurchases	(2,975,480)	(75,876)
Early repurchase deduction	—	2
Net increase (decrease)	38,556,285	$976,594
CLASS S
Subscriptions	11,392,887	$289,012
Share transfers between classes	50,839	1,276
Distributions reinvested	206,907	5,269
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	11,650,633	$295,557
Total net increase (decrease)	101,654,688	$2,576,809

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	5,702,297	$141,658
Share transfers between classes	—	—
Distributions reinvested	439,090	10,905
Share repurchases	(269,421)	(6,765)
Early repurchase deduction	—	—
Net increase (decrease)	5,871,966	$145,798
CLASS D
Subscriptions	5,195,643	$128,993
Share transfers between classes	—	—
Distributions reinvested	317,143	7,878
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	5,512,786	$136,871
CLASS F
Subscriptions	11,715,030	$290,922
Share transfers between classes	—	—
Distributions reinvested	1,335,609	33,172
Share repurchases	(1,117,687)	(28,065)
Early repurchase deduction	—	—
Net increase (decrease)	11,932,952	$296,029
Total net increase (decrease)	23,317,704	$578,698

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2023:

	Shares	Amount
CLASS I
Subscriptions	8,191,706	$202,300
Share transfers between classes	675,921	16,465
Distributions reinvested	1,121,427	27,495
Share repurchases	(815,323)	(20,139)
Early repurchase deduction	—	38
Net increase (decrease)	9,173,731	$226,159
CLASS D
Subscriptions	8,471,648	$208,888
Share transfers between classes	223,376	5,462
Distributions reinvested	704,852	17,308
Share repurchases	(1,015,260)	(25,097)
Early repurchase deduction	—	20
Net increase (decrease)	8,384,616	$206,581
CLASS F
Subscriptions	22,327,469	$549,772
Share transfers between classes	(899,297)	(21,927)
Distributions reinvested	3,333,482	81,751
Share repurchases	(4,607,774)	(114,122)
Early repurchase deduction	—	101
Net increase (decrease)	20,153,880	$495,575
Total net increase (decrease)	37,712,227	$928,315

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
Total		$1.4400	$0.4950	$—	$1.9350	$145,219

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
Total		$1.3926	$0.4950	$—	$1.8876	$67,493

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
Total		$1.3449	$0.4950	$—	$1.8399	$274,483

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
Total		$1.2786	$0.4950	$—	$1.7736	$13,122
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
Total		$1.4400	$0.3830	$0.1500	$1.9730	$77,780

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
Total		$1.3942	$0.3830	$0.1500	$1.9272	$40,779

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
Total		$1.3485	$0.3830	$0.1500	$1.8815	$191,684
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9350	$145,219	$1.8876	$67,493	$1.8399	$274,483	$1.7736	$13,122
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.9350	$145,219	$1.8876	$67,493	$1.8399	$274,483	$1.7736	$13,122
The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2023:

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
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$608,781	$608,781	$191,219	$11,932
HLEND B Funding Facility(3)	1,250,000	763,388	763,388	486,612	29,662
HLEND C Funding Facility	750,000	487,500	487,500	262,500	17,482
HLEND D Funding Facility	500,000	275,000	275,000	225,000	61,945
HLEND E Funding Facility	300,000	—	—	300,000	175,061
Revolving Credit Facility(3)	1,375,000	675,773	675,773	699,227	699,227
November 2025 Notes(4)	170,000	170,000	169,255	—	—
November 2027 Notes(4)	155,000	155,000	154,838	—	—
March 2026 Notes(5)	276,000	276,000	277,137	—	—
March 2028 Notes(5)	124,000	124,000	125,205	—	—
September 2027 Notes(6)	75,000	75,000	76,275	—	—
September 2028 Notes(6)	250,000	250,000	255,529	—	—
January 2029 Notes(7)	550,000	550,000	548,498	—	—
September 2029 Notes(8)	400,000	400,000	404,602	—	—
2023 CLO Secured Notes(9)	323,000	323,000	319,949	—	—
2024 CLO Secured Notes(10)	400,000	400,000	374,921	—	—
Total	$7,698,000	$5,533,442	$5,516,651	$2,164,558	$995,309
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

Under the HLEND A Funding Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Australian Dollars (AUD) of 94.4 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of September 30, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 130.3 million
•British Pounds (GBP) of 64.2 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(1.1) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $(0.0) million and $0.9 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(0.8) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $2.4 million and $2.0 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(2.1) million, respectively, as of September 30, 2024 and includes the change in the notes carrying value of $1.9 million and $7.6 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(10.9) million as of September 30, 2024 and includes the change in the notes carrying value of $9.4 million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(9.1) million as of September 30, 2024 and includes the change in the notes carrying value of $13.7 million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.1) million as of September 30, 2024.
(10)The carrying value of the Company's 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(25.1) million as of September 30, 2024.

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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of September 30, 2024, is as follows:

	September 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$608,781	$—	$608,781	$—	$—
HLEND B Funding Facility	763,388	—	—	763,388	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	275,000	—	—	275,000	—
HLEND E Funding Facility	—	—	—	—	—
Revolving Credit Facility	675,773	—	49,109	626,664	—
November 2025 Notes	170,000	—	170,000	—	—
November 2027 Notes	155,000	—	—	155,000	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
Total	$5,533,442	$—	$1,178,890	$3,144,052	$1,210,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded delayed draw term loans, revolvers and preferred equity with an aggregate principal amount of $1,717.5 million and $760.7 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any material pending or threatened litigation.
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

Performance
The year-to-date (“YTD”) total return based on NAV for each of our share classes are as follows:

	Inception Date	YTD Return (1)
Class I (no upfront placement fee)	February 3, 2022	10.02%
Class I (with upfront placement fee)	February 3, 2022	7.82%
Class D (no upfront placement fee)	February 3, 2022	9.82%
Class D (with upfront placement fee)	February 3, 2022	7.63%
Class F (no upfront placement fee)	February 3, 2022	9.62%
Class F (with upfront placement fee)	February 3, 2022	7.43%
Class S (no upfront placement fee)	October 1, 2023	9.33%
Class S (with upfront placement fee)	October 1, 2023	5.51%
(1)Performance is through September 30, 2024 and assumes the maximum allowable placement fee (if applicable) and that distributions are reinvested pursuant to our distribution reinvestment plan and, with respect to figures listed next to “with upfront placement fee,” the maximum upfront placement fee (e.g. 2.0% for Class I, Class D and Class F, and 3.5% for Class S) was charged and the starting NAV per share was increased for the applicable period, solely for purposes of this calculation, by the amount of the maximum upfront placement fee.

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
As of September 30, 2024, 99.1% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$377,847	$(160,768)	$217,079
Up 200 basis points	$251,898	$(107,179)	$144,719
Up 100 basis points	$125,949	$(53,589)	$72,360
Down 100 basis points	$(125,949)	$53,589	$(72,360)
Down 200 basis points	$(251,286)	$107,179	$(144,107)
Down 300 basis points	$(374,713)	$160,768	$(213,945)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 as well as the risk factors set forth in “Risk Factors” of our registration statement on Form N-2 filed on June 12, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors set forth in “Risk Factors” of our registration statement on Form N-2 filed on June 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as described and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

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

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2024 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 1, 2024	March 1, 2024	$25.36	2,347,231	1.13%
May 1, 2024	May 30, 2024	$25.52	2,204,546	0.89%
August 1, 2024	August 29, 2024	$25.56	1,766,987	0.64%

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1
Managing Dealer Agreement by and among the Company and HPS Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 11, 2024).

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

10.4
Collateral Management Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and the Company, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.5
Amended and Restated Sale and Contribution Agreement, dated as of May 23, 2024, by and among the Company, as Seller, HLEND CLO 2024-2 Investments, LLC, as Intermediate Seller, and HLEND CLO 2024-2, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.6
Second Amendment to Credit Agreement, dated August 16, 2024, by and among the Company, as equityholder and collateral manager, HLEND D, as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01431), filed on August 21, 2024).

10.7
Commitment Increase Agreement, dated as of September 12, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as the assuming lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01431), filed on September 13, 2024).

10.8
Waiver and Fifth Amendment to Loan and Servicing Agreement, dated October 11, 2024, and effective October 16, 2024, by and among the Company, as the servicer, HLEND A, as borrower, Morgan Stanley Bank, N.A., Canadian Imperial Bank of Commerce, and CDPQ American Fixed Income V Inc., as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01431), filed on October 15, 2024).

10.9
Commitment Increase Agreement, dated as of October 24, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as the assuming lender and the issuing banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01431), filed on October 28, 2024).

10.10
Second Amendment to Credit Agreement, dated November 8, 2024, by and among the Company, as equity holder, HLEND C, as borrower, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, U.S. Bank National Association, as U.S. custodian and document custodian, Blackstone Asset Based Finance Advisors LP, as Blackstone representative, and the lenders party thereto.*

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

HPS Corporate Lending Fund

November 14, 2024	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2024	/s/ Robert Busch
Robert Busch
Chief Financial Officer