Form 10-K
period 2024-12-31
HPS Corporate Lending Fund
filed 2025-03-20
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 14, 2025 was 127,240,737, 43,390,498, 182,467,640 and 18,288,240 of Class I, Class D, Class F and Class S common shares, respectively. Common shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Corporate Lending Fund (together, with its consolidated subsidiaries, the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, the imposition of tariffs, increases in borrowing costs and a potential global recession;
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
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest, including the imposition of tariffs upon either the supplies utilized by those enterprises or the enterprises’ end products.
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

Risks Related to the Company’s Business and Structure

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
•The Company is Subject to Risks Relating to Lack of Diversification.
•The Company is Subject to Risks Relating to the Timing of Realization of Investments.
•The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•The Company is Subject to Risks Relating to Distributions.
•The Board has the Discretion to Not Repurchase Common Shares and to Suspend the Share Repurchase Program.
•The Company Faces Risks Associated With the Deployment of its Capital.
•The Capital Markets May Experience Periods of Disruption and Instability. Such Market Conditions May Materially Affect Debt and Equity Capital Markets, Which May Have Negative Impact on Our Business and Operations.
•The Company is Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

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

PART I
Item 1. Business.

Our Company

HPS Corporate Lending Fund was formed on December 23, 2020, as a Delaware statutory trust. We seek to invest primarily in newly originated senior secured debt and other securities, including syndicated loans, of private U.S. companies within the upper middle market. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). Prior to June 30, 2023, we were externally managed by HPS. We have elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior secured term loans in high quality, established upper middle market companies, and in select situations, companies in special situations. The loans within the portfolio are typically floating rate instruments that often pay current income on a quarterly basis. We expect returns to be generated from ongoing interest income as well as from original issue discount, closing payments, commitment fees, prepayments and related fees. We use the term “upper middle market companies” generally to mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually, at the time of investment. We have and may continue to invest in smaller or larger companies if an opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” In addition to corporate level obligations, our investments in these companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans. We may also selectively make investments that represent equity in portfolios of loans, receivables or other debt instruments. We may also participate in programmatic investments in partnership with one or more unaffiliated banks or other financial institutions, where our partner assumes senior exposure to each investment, and we participate in the junior exposure.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. Our liquid credit instruments have included and may continue to include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments. We intend to use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

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

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds and accounts sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds and accounts sponsored or managed by the Adviser or HPS. See “Regulation as a BDC—Affiliated Transactions” and “Allocation of Investment Opportunities—Co-Investment Relief.

We have, and may in the future enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities are subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We have and may also seek to borrow capital in local currency as a means of hedging our non-U.S. dollar denominated investments.

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

We are currently offering on a continuous basis up to $15.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). We expect to offer to sell any combination of four classes of Common Shares, Class I shares, Class D shares, Class F shares and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares, Class D shares and Class F shares and $25.11 for Class S shares. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Offering. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company. We may also engage in private offerings of our Common Shares.

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

The Administrator provides or oversees the performance of administrative and compliance services. We reimburse the Administrator for its costs, expenses and our allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”); provided, that such expenses exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the North American Securities Administrators Association’s Omnibus Guidelines Statement of Policy, as amended from time to time (the “Omnibus Guidelines”)) of the Administrator.

HPS is a leading global credit-focused alternative investment firm with $149 billion of assets under management as of December 31, 2024. HPS invests primarily in credit and manages various strategies across the capital structure, including privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit including syndicated leveraged loans, collateralized loan obligations and high yield bonds; asset-based finance and real estate. HPS has approximately 250 investment professionals and more than 770 total employees, working from fourteen1 offices globally, as of December 31, 2024.

HPS was established in 2007 as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of J.P. Morgan Asset Management (“JPMAM”). On March 31, 2016, the senior executives of HPS acquired HPS and its subsidiaries from JPMAM and HCM (the “Transaction”). Following the Transaction, JPMAM retained a passive minority investment in HPS, which was subsequently redeemed in April 2022. In June 2018, affiliates of Dyal Capital Partners made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS, which was subsequently increased in August 2024.

On December 3, 2024, HPS and BlackRock Inc. (“BlackRock”) entered into an agreement for BlackRock to acquire the business and assets of HPS with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction is expected to close in mid-2025 subject to receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions. The HPS/BlackRock Transaction is expected to bring together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility, and create an integrated private credit franchise with approximately $220 billion in client assets. If the HPS/BlackRock Transaction occurs, BlackRock and HPS will form a new private financing solutions business unit led by Scott Kapnick, Scot French, and Michael Patterson. This combined platform is expected to have broad capabilities across senior and junior credit solutions, asset-based finance, real estate, private placements, and CLOs. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson will join BlackRock’s Global Executive Committee and Scott Kapnick will be an observer to the BlackRock Board of Directors. There can be no assurances that the HPS/BlackRock Transaction will take place, or if it does, what the impact will be on HPS or us.

Market Opportunity

Private credit as an asset class has grown considerably since the global financial crisis of 2008, and it is estimated that the total market size of private credit has grown to reach $1.6 trillion as of December 31, 20232. We expect this growth to continue and, along with the factors outlined below, to provide a robust backdrop to what HPS believes will be a significant number of attractive investment opportunities aligned to our investment strategy.

•Senior Secured Loans Offer Attractive Investment Characteristics. We believe that senior secured loans benefit from their relative priority position, typically sitting as the most senior obligation in an issuer’s capital structure, often with a direct security interest in the issuer’s (or its subsidiaries’) assets. Senior secured loans generally offer floating rate cash interest coupons that we believe can be an attractive return attribute in an elevated interest rate environment. In addition to a current income component, senior secured loans typically include original issue discount, closing payments, commitment fees, SOFR (or similar rate) floors, call protection, and/or prepayment penalties and related fees that are additive components of total return. The relative seniority and security of senior secured loans, coupled with the privately negotiated nature of direct lending, help mitigate downside risk.

•Regulatory Actions Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and has become a viable alternative solution for middle to upper middle market borrowers seeking financing capital. Global regulatory actions that followed the 2008 financial crisis have significantly increased the cost of capital requirements for commercial banks, limiting the willingness of commercial banks to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle and upper middle market-sized issuers. Instead, many
1 Excludes certain smaller, regional offices.
2 Source: Preqin, Preqin Special Report: The Future of Alternatives in 2028. Data as of December 31, 2023.

commercial banks have adopted an “underwrite-and-distribute” approach, which HPS believes is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 20223. Access to the syndicated leveraged loan market has also become challenging for both first time issuers and smaller scale issuers, who previously had access to the capital markets. Issuers of tranche sizes representing less than $500 million account for approximately 5% of the new issue market as of March 31, 2024 as compared to over 49% in 20004. We believe that these regulatory actions have caused a shift in the role that commercial banks play in the direct lending market for middle to upper middle market borrowers, creating a void in the financing marketplace. This void has been filled by direct lending platforms which seek to provide borrowers an alternative “originate and retain” solution. In response, corporate borrower behavior has increasingly shifted to a more conscious assessment of the benefits that direct lending platforms of strategic financing partners can offer.

•Volatility in Credit Markets has made Availability of Capital Less Predictable. HPS believes that the value of direct lending platforms for borrowers hinges on providing certainty of capital at a fair economic price. Volatility in the credit markets, coupled with changes to the regulatory framework over the past several years, has resulted in an imbalance between the availability of new loans to middle market borrowers and the demand from borrowers requiring capital for acquisitions, capital expenditures, recapitalizations, refinancings and restructurings. HPS believes that the scarcity of the supply of traditional loan capital relative to the demand has created an environment where direct lenders can often negotiate loans with attractive returns and creditor protections compared to public markets.

•Increasingly Larger Borrowers Are Finding Value in Private Solutions. HPS believes the opportunity set has subtly shifted toward larger borrowers in recent times. The private credit focus on the middle market was traditionally driven by borrowers’ inefficient access to capital, and the fact that such borrowers were too small to have a syndicated loan or high yield bond. At the upper end of the middle market, companies have traditionally had the option to pursue a broadly syndicated loan, but volatility has increased the value they appear to be placing on the confidentiality, efficiency and execution certainty that is available in the private credit market. HPS believes that as borrowers and debt advisors become more aware of the depth in the private debt market that has been created by scaled providers, they will increasingly weigh this option for financing against public market alternatives for larger companies. HPS believes the benefits of this growing opportunity set at the upper end of the market will accrue to the largest direct lending players, like HPS, as scale is a prerequisite for providing certainty.

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

HPS is a leading provider of credit solutions to middle and upper middle market companies. Since its inception in 2007, HPS has committed approximately $155 billion in privately originated transactions across more than 845 investments5. We benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

•Scaled Capital with an Ability to Speak for the Full Debt Quantum. Scaled capital has been a key factor in capturing investment opportunities for prior funds managed by HPS. The scale of the HPS Direct Lending platform, including managed accounts and similar investment vehicles, allows it to commit to loans of up to approximately $1 billion. HPS believes that there is a finite set of competitors who can provide and solely hold investments of this size and service these larger scale borrowers. HPS believes that many borrowers in this segment value the confidentiality, efficiency and execution certainty available in the private credit market. HPS also believes that being the sole or majority investor in a debt tranche can also provide the funds it or its affiliates advise with enhanced downside protection. Additionally, due to favorable competitive dynamics with fewer capital providers with the ability to deliver scaled capital solutions, HPS believes that the HPS Direct Lending platform has, to date, been successful in capturing attractive risk-adjusted returns for providing solutions to large, more diversified borrowers. Having the scale to provide a complete capital solution to larger borrowers has also been an important factor in HPS’s ability to make investments in an increasingly competitive market environment.
3 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-Bank.
4 Source: S&P LCD Middle Market Deal Size Category Factsheet 1Q 2024.
5 As of September 30, 2024. Based on the total face value committed to private credit investments that are part of the Strategic Investment Partners strategy, Special Situations Opportunities strategy (private special situations investments), Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies.

•Diversified Sourcing Network. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive relationship network across a breadth of private and public companies, management teams, banks, debt advisors, other financial intermediaries and financial sponsors. As a result, HPS has historically sourced a majority of its private credit investments from channels other than financial sponsors6. HPS believes that its ability to source from non-sponsor channels significantly reduces the competitive intensity and allows it to focus on structuring improved economics, stricter financial covenants and stronger loan documentation. In addition, direct dialogue with borrower management teams can result in a better understanding of the underlying borrowers and better positioning to actively manage investments throughout their life. HPS also actively engages with financial sponsors, and its exposure to sponsor transactions tends to increase in times of public market dislocation (when certainty of capital and speed of execution with a single counterparty is often sought after and highly valued). HPS believes that the ability to flex in and out of both sponsor and non-sponsor markets allows us to remain nimble and optimize our opportunity set across different market dynamics. While HPS seeks to source investments from non-sponsor channels for the Company, as of December 31, 2024, we have sourced only a minority of our overall private credit investments from non-sponsor channels. We may not, in the future, obtain our desired allocation to investments from the non-sponsor channel, which could adversely impact returns.

•Breadth of HPS’s Credit Investment Platform. HPS is a global alternative investment firm with strategies that seek to capitalize on non-investment grade credit opportunities across the capital structure. As a multi-strategy credit platform, seeking opportunities across both private and liquid credit, HPS employs an open-architecture framework under which investment teams can apply shared knowledge and insights when evaluating new investment opportunities. HPS’s team of more than 250 investment professionals managed approximately $149 billion as of December 31, 2024. HPS believes that its multi-strategy approach provides a differentiated vantage point to evaluate relative value and better positions the firm to provide borrowers with a comprehensive and diverse set of potential financing solutions, which may, in turn, enable us to see more investment opportunities. In addition, HPS believes that its global footprint enables us to view and potentially benefit from relative value opportunities across geographies.

•Willingness to Navigate Complexity to Evaluate a Mispriced Opportunity. HPS believes that its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to its competitors. In these situations, risk is often mispriced by the market, which HPS believes may offer a disproportionate return opportunity as there may be fewer willing lenders with the requisite expertise to underwrite these investment opportunities and borrowers tend to be more willing to pay for secured financing. HPS seeks to use its understanding of market structures to pursue these investment opportunities, identifying structures or deal dynamics that dissuade competing capital that view the opportunities as more “complex.” HPS believes that addressing complexity through creative pricing and structure can generate potential investment opportunities that can offer attractive, uncorrelated returns taking into account the additional work required. Leveraging HPS’s multi-strategy approach to credit may provide us with distinctive vantage points in determining the relative value of, and appropriate pricing for, an investment opportunity in light of the risk. HPS believes that the capability to navigate complexity to identify potentially mispriced investment opportunities is important in volatile and uncertain investment environments.

•Focus on the Upper Middle Market. The HPS Direct Lending platform generally targets the upper-end of the middle market. As HPS believes that the market is in its later stages of the existing credit cycle, the Adviser intends to focus its portfolio on larger, more resilient companies that generally generate $75 million to $1 billion of EBITDA annually or $250 million to $5 billion in revenue annually. In comparison, the S&P LCD definition of middle market is defined as companies with $50 million of EBITDA or less. HPS believes the upper end of the middle market can offer greater downside protection, as larger businesses typically possess the benefits of scale and a greater critical mass through diversification of customers and suppliers. HPS believes that it can generally negotiate commensurate or better terms with respect to borrowers in the upper middle market segment and that those borrowers can provide us with increased downside protection, potentially resulting in attractive risk-adjusted returns compared to the smaller-end and core-middle market.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on stable, established upper middle market companies, HPS employs a highly selective and rigorous ‘‘private equity-like’’
6 As of September 30, 2024. Based on the total face value committed to private credit investments that are part of the Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the Strategic Investment Partners, Special Situations Opportunities (private special situations investments), High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies. The Company had a lower percentage of private credit investments sourced from channels other than financial sponsors as of September 30, 2024. There is no guarantee that the Company will be able to source a similar or higher percentage of private credit investments from channels other than financial sponsors.

diligence and investment evaluation process focused on identification of potential risks, when evaluating its directly originated investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 28 years as of December 31, 2024, of workout experience, who work on an integrated basis to actively manage each investment throughout its life.

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of six members, four of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

Investment Selection and Process for Private Investment Portfolio

We believe that much of the value HPS creates for our private investment portfolio comes on the front end through the diversity of HPS’s sourcing capabilities. To source transactions, HPS leverages the breadth of its global credit platform and its shared knowledge and insights gleaned across both private and public credit to cast a wide net to drive transaction flow. HPS seeks to generate investment opportunities across its various sourcing channels, including financial intermediaries such as investment banks and debt advisory firms, direct relationships with companies and management teams, private equity sponsors and formal partnerships and strategic arrangements with select financial institutions. We believe that this multi-pronged approach to sourcing provides a significant pipeline of investment opportunities for us that could strengthen our portfolio with attractive investment economics and risk/reward profile.

The Adviser and HPS evaluate and manage directly originated investments by adhering to the core principles of rigorous fundamental analysis, thorough due diligence, active portfolio monitoring and risk management.

Rigorous Investment Screening and Selection Process

HPS expects us to benefit from its global sourcing platforms and seeks to build a strong pipeline of investment opportunities. From this pipeline, certain investments proceed to an initial screening discussion that focuses on establishing the framework for the viability of the investment opportunity and the reasons to make the investment (e.g., leading market share, sustainable franchise and brand value, and value-add products or services). When evaluating a loan, our investment team (the “Investment Team”) expects to focus on a combination of business stability, asset values and contractual loan protections. We focus on lending to borrowers that the Investment Team believes demonstrate or are expected to develop attractive characteristics. These characteristics may include: (i) leading market share, (ii) sustainable competitive advantages and strong barriers to entry, (iii) substantial free cash flow conversion and EBITDA margins, (iv) liquidity to withstand market cycles, and/or (v) high-quality, proven management teams. When evaluating asset value, the Investment Team intends to focus on evaluating: (a) the liquidity and stability of the secondary market for the collateral, (b) the ability to effectively enforce security provisions and/or (c) the level of over-collateralization offered by the borrower’s underlying assets. This process seeks to prioritize the Investment Team’s time and resources by focusing on screening for opportunities where the borrower may place greater emphasis on certain non-economic characteristics, such as certainty of scaled capital, creative financing solutions, an ability to understand complexity of capital structure or business risk and/or confidentiality of operating and financial performance. HPS believes that when facing these characteristics, we have a competitive edge over certain syndicated financing solutions or other competitive direct lending platforms (both of which typically have a lower cost of capital). This rigorous selection process helps the Investment Team focus on situations where the Adviser believes we have a competitive edge to capitalize on an investment opportunity.

Fundamental Analysis, Due Diligence, and Capital Preservation

The Investment Team’s approach to investment selection is anchored around seeking to conduct rigorous upfront, “private equity-like” due diligence. The Investment Team’s due diligence and risk management processes seek to utilize and benefit from the substantial resources within HPS, as well as the Investment Team’s extensive relationships with management teams, industry experts, consultants, and outside advisors. The Company may at times retain outside consultants, expert networks, research firms and accounting and audit services to help enhance due diligence in certain areas of focus. The Investment Team intends to work closely with involved counterparties, such as financial intermediaries, or directly with a borrower’s management team, which is expected to provide certain due diligence advantages by facilitating access to the information needed to complete each step of the Investment Team’s screening, due diligence and monitoring process. In addition, the Investment Team seeks to employ a comprehensive investment process, which may include in-depth due diligence and full credit analysis on transaction drivers, investment thesis, review of business, industry and borrower risks and mitigants, undertaking a competitive analysis, management calls/meetings, reviewing and performing financial analysis of historical results, preparing detailed models with financial forecasts, examining legal structure/terms/collateral, performing relative value analysis, employing external consultants and/or other considerations that the Investment Team deems appropriate. This investment process typically includes:

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

Post-Closing – Active Monitoring and Value-Added Collaboration with Portfolio Companies

The Investment Team intends to monitor the activities and the financial condition of each portfolio company through active dialogue with members of the management team. Currently, portfolio holdings are reviewed on a monthly basis and, on a quarterly basis, the Investment Team holds in-depth portfolio review discussions led by the portfolio manager. Typically, during these discussions, each investment is assessed and ranked based on a risk scale that seeks to classify an investment by both operating and company/industry performance relative to its initial base-case plan. Based on these risk rankings, any investments that are undergoing strategic or financial challenges are typically reviewed and assessed on a weekly basis by the portfolio manager. The frequency of these discussions is intended to inform the Investment Team of any movement in the underlying operating and credit performance of the challenged investments on a nearly real-time basis.

Furthermore, HPS believes that these challenged investments benefit from the dedicated focus by HPS’s Value Enhancement Team (“VET”). The VET’s goal is to enhance values in positions with a high degree of risk and/or sufficient control, particularly in investments that have received reorganized equity post-restructuring. The VET seeks to work closely with the investment’s deal team through any workout processes, with a focus on preserving principal and enhancing post-reorganization equity value. The VET seeks to achieve this through a variety of activities, which may include the selection of new management teams, board members, setting of management incentives, engaging industry consultants, and/or identifying and implementing the go-forward strategy of the borrower. Where needed, the VET expects to work fluidly with the investment’s deal team and/or restructuring team and expects to act as an additional resource on challenged investments. Overall, this hands-on approach is designed to allow the Investment Team to proactively identify, address and mitigate downside risk to underperforming investments early in the life of the investment.

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

Investments

As of December 31, 2024, the fair value of our investments was approximately $16,131.3 million in 315 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$15,491,454	$15,529,180	96.27%
Second lien debt	35,984	31,340	0.19
Other secured debt	68,340	68,501	0.42
Unsecured debt	45,923	46,022	0.29
Structured finance investments	72,893	75,392	0.47
Investments in joint ventures	297,747	320,350	1.99
Equity investments	58,737	60,471	0.37
Total	$16,071,078	$16,131,256	100.00%

The industry composition of our investments at fair value is as follows:

December 31, 2024
Aerospace and Defense	3.47%
Alternative Energy	0.15
Asset Based Lending and Fund Finance	0.33
Automobiles and Parts	0.53
Chemicals	0.11
Construction and Materials	1.25
Consumer Services	4.41
Electricity	0.72
Electronic and Electrical Equipment	0.69
Finance and Credit Services	0.40
Food Producers	1.11
Gas, Water and Multi-utilities	0.27
General Industrials	2.34
Health Care Providers	10.98
Household Goods and Home Construction	0.04
Industrial Engineering	1.90
Industrial Metals and Mining	1.25
Industrial Support Services	12.03
Industrial Transportation	0.75
Investment Banking and Brokerage Services	4.35
Investments in Joint Ventures	1.99
Leisure Goods	0.01
Life Insurance	0.09
Media	4.89
Medical Equipment and Services	7.90
Non-life Insurance	3.90
Oil, Gas and Coal	0.46
Personal Care, Drug and Grocery Stores	3.02
Personal Goods	0.52
Pharmaceuticals and Biotechnology	3.75
Real Estate Investment and Services	0.54
Retailers	1.90
Software and Computer Services	20.14
Structured Finance	0.47
Technology Hardware and Equipment	0.36
Telecommunications Equipment	0.50
Telecommunications Service Providers	0.20
Travel and Leisure	2.28
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2024
United States	84.40%
United Kingdom	6.02
Sweden	2.44
Australia	1.64
Spain	1.28
France	0.83
Italy	0.79
Germany	0.72
Austria	0.56
Canada	0.54
Taiwan	0.29
Singapore	0.20
Norway	0.13
Belgium	0.09
Luxembourg	0.07
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2024, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2024, we had outstanding commitments to fund delayed draw term loans and revolvers totaling $2,128.7 million.

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

The Adviser shares any investment and sale opportunities with its other clients, HPS’s clients and us in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this annual report, certain other clients of the Adviser or certain clients of HPS may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit our ability to make investments or enter into transactions alongside other clients.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established Board Criteria (“Board Criteria”) clearly defining co-investment opportunities in which we will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or HPS that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the HPS funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs, and other structured loan funds. In addition, given our target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for us, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that we intend to purchase.

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

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce our risk of being a forced seller of assets in market downturns compared to non-

perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by the Declaration of Trust of the Company (as amended or restated from time to time, the “Declaration of
Trust”) or otherwise to effect a liquidity event at any time.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

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

We have entered into credit facilities, unsecured notes, debt securitization issuances and other financing arrangements to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the Company’s current investment advisory agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”),
which, subject to the approval of the Company's shareholders, will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement will be submitted to the shareholders of the Company for their approval at a meeting called for that purpose.

The Company’s investment strategy and team, including the Company’s executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on the Company’s operations. All material terms will remain unchanged from the Current Investment Advisory Agreement, including the management and incentive fees payable by the Company, except as otherwise described in the proxy statement mailed to the Company’s shareholders.

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the Escrow Break Date. In addition, the Adviser waived its management fee from the Escrow Break Date through December 31, 2022.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing our incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

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

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of one year from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith, misconduct, negligence or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations or, solely with respect to the Adviser, by reason of the Adviser’s violation of the fiduciary duty owed by the Adviser to the Company and its shareholders (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser, the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser and/or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser and/or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or the Administrator, an affiliate of HPS or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

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

The Adviser may elect to pay certain additional expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) our Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) our Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of our net asset value. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

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

Class F Shares

No upfront selling commissions are paid for sales of any Class F shares; however, if you purchase Class F shares from the Founding Distributor, it may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as it may determine, provided that it limits such charges to a 2.0% cap on NAV for Class F shares. Class F shares are subject to a minimum initial investment of $2,500. All subsequent purchases of Class F shares, except for those made under our distribution reinvestment plan, are subject to a minimum investment size of $500 per transaction. The Managing Dealer can waive the initial or subsequent minimum investment at its discretion.

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

Class F shares are generally available for purchase in the Offering only by the participating broker with whom we were launched on an exclusive basis in 2022 (the “Founding Distributor”). In this context, Class F Shares can be purchased (1) through fee-based programs, also known as wrap accounts, sponsored by the Founding Distributor, (2) in instances where the Founding Distributor has alternative fee arrangements with its clients to provide access to Class F shares, (3) through transaction/brokerage platforms at the Founding Distributor, or (4) by other categories of investors that we name in an amendment or supplement to the Offering prospectus.

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

The per share amount of distributions on Class I, Class D, Class F and Class S shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class I shares, Class D shares and Class F shares, distributions on Class F shares will be lower than Class I shares and Class D shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class I shares, Class D shares and Class F shares), we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class F shares (compared to Class I shares and Class D shares), and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares).

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The use of borrowings to pay distributions is subject to the limitations in Section 5.4(f) of the Declaration of Trust and Section VI.K. of the Omnibus Guidelines. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this offering and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class I, Class D, Class F, and Class S on an annualized basis as a percentage of our NAV for such class.

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, we generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that we distribute in each taxable year to our shareholders, provided that we distribute at least 90% of the sum of our investment company taxable income (determined without regard to the deduction for dividends paid) and our net tax-exempt income (if any) for such taxable year. Generally, we intend to distribute to its shareholders, at least annually, substantially all of our investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, we will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by us in October, November or December with a record date in such a month and paid by us during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

While we generally intend to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. If we failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
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

The Company is Dependent on the Investment Team.

The success of the Company depends in substantial part on the skill and expertise of the Investment Team. Although the Adviser believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Adviser and/or HPS throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage the Company’s investment program could have a material adverse effect on the Company.

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

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Credit Facilities (as defined below), have completed term debt securitizations, and have issued or assumed other senior securities, including the Unsecured Notes (as defined below), and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2024, we had approximately $4,785.7 million of outstanding borrowings under our Credit Facilities (as defined below), $2,000.0 million in aggregate principal amount outstanding of unsecured notes comprised of $170 million in aggregate principal amount of our Series A Senior Notes, Tranche A (the “November 2025 Notes”), $155 million in aggregate principal amount of our Series A Senior Notes, Tranche B (the “November 2027 Notes”), $276 million in aggregate principal amount of our Series A Senior Notes, Tranche A (the “March 2026 Notes”), $124 million in aggregate principal amount of our Series A Senior Notes, Tranche B (the “March 2028 Notes”), $75 million in aggregate principal amount of our Series 2023-B Senior Notes, Tranche A (the “September 2027 Notes”), $250 million in aggregate principal amount of our Series 2023-B Senior Notes, Tranche B (the “September 2028 Notes”), $550 million in aggregate principal amount of our 6.75% notes due in 2029 (the “January 2029 Notes”), and $400 million in aggregate principal amount of our 6.25% notes due in 2029 (the “September 2029” notes, together with the November 2025 Notes, the November 2027 Notes, the March 2026 Notes, the March 2028 Notes, the September 2027 Notes, the September 2028 Notes and the January 2029 notes, the “Unsecured Notes”), $323 million in aggregate principal amount outstanding of the 2023 CLO Secured Notes (as defined below), and $400 million in aggregate principal amount of the 2024 CLO Secured Notes (as defined below). The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2024 was 6.66% (excluding deferred financing costs, deferred issuance costs, original issue discounts and unused fees). We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.66% (excluding deferred financing costs, deferred issuance costs, original issue discounts and unused fees) as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $7,508.7 million in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(24.76)%	(15.24)%	(5.72)%	3.80%	13.32%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.66% by the approximately $7,508.7 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $7,508.7 million as of December 31, 2024 and the effective weighted average annual interest rate of 6.66% as of that date (excluding deferred financing costs, deferred issuance costs, original issue discounts and unused fees), our investment portfolio would have been required to experience an annual return of at least 3.01% to cover annual interest payments on the outstanding debt.

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

The Company is Subject to Risks Relating to Insurance.

HPS and/or the Adviser have purchased and are maintaining an omnibus insurance policy which include coverage in respect of the Company and one or more other clients of the Adviser and its affiliates, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and such indemnified persons for events unrelated to the Company). The pro rata portion of the premiums for such shared insurance policies generally will be borne by the Company, and such shared insurance policies are expected to have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.

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

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Investment Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Investment Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith, misconduct, negligence or gross negligence on the Adviser's part in the performance of its duties or by reason of the reckless disregard of its duties and obligations, or by reason of the Adviser’s violation of the fiduciary duty owed by the Adviser to the Company and its shareholders. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

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

The Adviser and Administrator will have an incentive to contract certain services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Company as Company expenses and will reduce the Adviser’s and/or Administrator’s internal overhead and compensation and benefits costs for employees who might otherwise perform such services. Moreover, the involvement of service providers may present a number of risks due to, among other factors, the Adviser’s and/or Administrator’s reduced control over the functions that are contracted. There can be no assurances that the Adviser and/or Administrator, through conducting oversight of the service providers, will be able to identify, prevent or mitigate the risks of engaging service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, toward and limited recourse against them as discussed above.

In certain circumstances, service providers may sub-delegate particular duties to additional third-party service providers, and there is no guarantee that the Adviser and/or Administrator will have consent rights to such sub-delegation in all cases. Such sub-delegation of services by service providers exacerbates the risks described above as none of the Adviser, the Administrator or the Company would be in contractual privity with sub-delegates. Further, the Company’s investors, the Adviser, the Administrator and the Company will have to rely on the service providers for appropriate selection and oversight of such sub-delegates.

Contracting certain services may not occur uniformly for the Company and other clients of the Adviser and/or its affiliates, and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) certain other clients of the Adviser and/or its affiliates for similar services.

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

The Company is Subject to Risks Relating to Technology Systems.

The Company depends on the Adviser and HPS to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser and HPS may not always be in a position to verify the risks or reliability of such third-party systems, including the use of artificial intelligence capabilities. For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under the current conditions.

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

Further, the potential utilization of artificial intelligence, machine learning technology, data analytics or similar technology (collectively, “AI Tools”) as described further below, may expose investors to enhanced cybersecurity and data privacy risks, including risks that cannot yet be predicted given the rapid development of such technologies and uncertain legal and regulatory climate. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

The Company is Subject to Risks Associated with Use of Artificial Intelligence and Machine Learning Technology.

From time to time, the Adviser and/or its affiliates, the Company, the Board, and their service providers may utilize AI Tools in connection with their business activities, including management and review of the Company and the Company’s investment portfolio. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance the Company’s portfolio or assist the Company or its investments in being more efficient or profitable. For example, certain AI Tools may utilize historical market or sector data in their analytics. To the extent that such historical data are not indicative of the current or future conditions in the applicable market or sector, or the AI Tools fail to filter biases in the underlying data or collection methods, the usage of AI Tools may lead the Adviser and/or its affiliates, and their service providers, to make determinations on behalf of the Company, including potential investment decisions, that have an adverse effect on the Company’s investments. Similarly, AI Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Tools. While AI Tools may improve the efficiency of data analytics and reduce investment costs, there is no assurance that returns from investments utilizing AI Tools will be higher than they would be if investment decisions were made solely using human analytics or that the expenses related to AI Tools directly or indirectly borne by the Company will outweigh such reduced investment costs or outweigh such risks. AI Tools may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact the markets in which the Company invests, and in turn, the Company’s investments. In addition, the Adviser, its affiliates, the Company, and the Board (as applicable) will not be in a position to control the manner in which service providers utilize AI Tools. The foregoing risks with respect to AI Tools may similarly apply with respect to the Company’s portfolio companies. The Adviser, its affiliates, the Company, and the Board (as applicable) will not be in a position to control the manner in which the portfolio companies or their third-party service providers utilize AI Tools. Further, AI Tools and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

In addition, the use of AI Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying AI Tools and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI Tools. Moreover, AI Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of AI Tools may adversely affect the ability of the Adviser, its affiliates, and their respective service providers to use AI Tools to manage the Company and its investments.

The Company is Subject to Risks Associated with Technological Innovation.

As technological innovation continues to advance rapidly, it could adversely impact one or more investments of the Company. Moreover, given the pace of innovation in recent years, the impact of such innovation on a particular investment may not have been foreseeable at the time the Company made the investment. Furthermore, in making investment decisions, the Company could factor in views about the direction or degree of innovation that prove inaccurate and lead to losses.

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

HPS has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which the Company participates and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from those of the Company. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser may not be given an opportunity (or given only a limited opportunity) to perform due diligence and participate in negotiation of transactional terms. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the shareholders.

The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, the Company will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, the Company or a portfolio company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by the shareholders. In certain cases, the Adviser or its affiliates may have an ownership interest in one or more sourcing partners, in order to incentivize such sourcing partners to direct the deal flow to the Adviser and/or its affiliates or otherwise, and therefore may indirectly benefit from the compensation received from the Company by such sourcing partners. The Company’s share of such fees will not offset or otherwise reduce the management fees payable by the Company’s investors. In all circumstances, fees received by the Adviser will be consistent with applicable laws. The existence of any such fees may result in the Company paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

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

Investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or its investors.

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

The Board Has the Discretion to Not Repurchase Common Shares and to Suspend the Share Repurchase Program.

Our Board has adopted a share repurchase program, which the Board may amend or suspend at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

The Company Faces Risks Associated With the Deployment of Capital.

In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Company has difficulty identifying investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of shares of its Common Shares in the Offering or any private offering and the time the Company invests the net proceeds. The Company’s proportion of privately-negotiated investments may be lower than expected. The Company may also from time to time hold cash pending deployment into investments or have less than its targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when it is receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of the Company’s shareholders that may be invested in money market accounts or other similar temporary investments.

In the event the Company is unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect the Company’s ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the Company fails to timely invest the net proceeds of sales of the Company’s Common Shares or do not deploy sufficient capital to meet its targeted leverage, the Company’s results of operations and financial condition may be adversely affected.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and the conflict in the Middle East, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our Independent Trustees.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The Company is Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

General interest rate fluctuations may have a substantial negative impact on the Company’s investments and its investment returns and, accordingly, may have a material adverse effect on the Company’s investment objective and its net investment income.

Because the Company borrows money and may issue debt securities or preferred shares to make investments, its net investment income is dependent upon the difference between the rate at which the Company borrows funds or pays interest or dividends on such debt securities or preferred shares and the rate at which the Company invests these funds. In this period of rising interest rates, the Company’s interest income will increase as the majority of its portfolio bears interest at variable rates while the Company’s cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, the Company may earn less interest income from investments and its cost of funds will also decrease, potentially resulting in lower net investment income. In the current economic environment, the Company may take on fixed rate liabilities, such as the Unsecured Notes, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in the Company’s investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future distributions to shareholders. From time to time, the Company may also enter into certain hedging transactions to mitigate its exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. In the past, the Company has entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and the Company may do so again in the future. However, the Company cannot assure you that such transactions will be successful in mitigating its exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

Rising interest rates may also increase the cost of debt for the Company’s underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make an investment in the Company’s Common Shares less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of the Company’s Common Shares.

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

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated. Where the Company receives payment in kind or “PIK” interest with respect to an investment, over time such investment’s principal balance will increase, making such investment more highly leveraged.

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

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of the Company’s Portfolio Companies.

Certain of the Company’s portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on the Company’s loans. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future unrealized losses and therefore reduce the Company’s net assets resulting from operations.

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

The Company is Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for the Company. When credit markets stabilize, in particular, in the Company’s target upper middle market sector, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.

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

From time to time, the Company may invest in unitranche loans with “first-out” and “last-out” payment streams (either set up at closing or arranged after closing) (each, a “Retranched Loan”). Each Retranched Loan is generally expected to be documented under a single credit agreement with a single set of security agreements. Retranched Loans effectively create senior and junior loans with so called ‘first out lenders’ (“First Out Lenders”) receiving payments in priority to ‘last out lenders’ (“Last Out Lenders”) under certain circumstances. Interest is typically allocated in a manner which provides the First Out Lenders with an effective lower interest rate than the Last Out Lenders as a result of the lower risk profile in connection with being ‘first out’. In such arrangements, principal is typically allocated pro rata as between the First Out Lenders and Last Out Lenders until the occurrence of a trigger event, following which First Out Lenders will rank senior in priority to Last Out Lenders in terms of both interest and principal. In such an event, if the Last Out Lenders are not receiving cash interest payments, they will typically receive payment in kind or “PIK” interest (i.e., an increase to the principal balance of their loans). As a result, if the Company acquires positions as Last Out Lenders, this would be more akin to that of second lien lenders and therefore the Company would not expect to recover any of its outstanding principal or interest until the First Out Lenders have been repaid in full. Further, any veto rights with respect to voting and/or enforcement as between the First Out Lenders and the Last Out Lenders may also be negotiated for each transaction. As a result, even where the Company acquires a majority stake in Retranched Loans, there can be no assurance that the Company, as a Last Out Lender, will be in a position to direct enforcement of the security granted in respect of the Retranched Loans or be able to prevent certain decisions being taken by the First Out Lenders that may be adverse to the interests of the Company. An agreement among lenders may also have restrictions on assignment, including requiring the Company (as a lender) to give a right of first refusal to other lenders in the same Retranched Loan. Consequently, the Company may not have the same liquidity in Retranched Loans as it would in a stand-alone credit facility.

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

The Company is Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments. If a future pandemic occurs during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

The Company Invests in Loans with Limited Amortization Requirements.

The Company invests in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.

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

The Company is Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser, its affiliates and/or certain of their respective employees to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Adviser and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company, the Adviser, the Adviser’s affiliates and/or certain of their respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results. Further, the regulatory regimes related to certain assets may be complex, and therefore the Adviser and/or its affiliates may be required to incur significant expenses in order to comply.

The Company is Subject to Risks Relating to Minority Investments; Joint Ventures; Co-Investment or Sourcing Programs.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company has and intends to continue to co-invest with other parties including through partnerships, joint ventures , sourcing and syndication programs. In certain these cases, the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties and the Company may pay, and is expected to pay, fees or other compensation to sourcing partners or other third parties to access deal opportunities, as described in “–The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners” above. The Adviser expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures or underlying investments. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. In addition, the Company may enter into arrangements with one or more sourcing partners to identify investment opportunities for the Company, including with respect to particular types of investments or particular sectors or regions. In connection with such sourcing arrangements, in exchange for access to deal opportunities to evaluate, the Company expects to agree to certain contractual terms relating to the sourced investments, including a requirement that the Company will, under certain circumstances, vote its interests consistently with the votes cast by the sourcing partner (including, in some cases, relating to amendments and waivers in default scenarios). Accordingly, in such cases, the Company would not have the ability to make its own voting determinations and may be required to vote in a manner it would not otherwise have chosen to vote absent such agreement. It is expected that any such voting requirements would also be applicable to any future assignee of the loan or other debt instrument, which could negatively affect the Company’s ability to sell or otherwise transfer the investment.

Where a joint venture, sourcing or co-investing partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter or an underlying investment, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the Company’s ability to act quickly.

Cooperation among joint venture partners, sourcing partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture, sourcing or other business relationships in which the Company is involved. In particular, a joint venture or sourcing partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. Disputes with sourcing partners may limit the Company’s investment opportunities in the future. In addition, the Company may in certain circumstances be liable for actions of, or be obligated to indemnify, its joint venture or sourcing partners. In certain circumstances, the day-to-day operations of a joint venture may be delegated to the joint venture partner and its employees. In such circumstances, Adviser may not have, or may not have timely, visibility to issues that are not raised by the joint venture partner to the governing body of the joint venture, which issues may adversely impact the Company’s investments.

In certain cases, conflicts of interest may arise between the Company and a joint venture, co-investment or sourcing partner, for example, because such partner has invested in a different level of the issuer’s capital structure, it has different investment goals or timelines, because its management team may have an incentive plan which incentivizes risk-taking, or because it has a different or more expansive commercial relationship with the underlying portfolio company or asset owner, or in the case of a joint venture partner, because the partner also acts as lender to the joint venture. There can be no assurance that the partner with divergent interests from the Company will cause the joint venture or other sourcing or co-investment programs to be managed in a manner that is favorable to the Company. Those conflicts of interest may become more acute where the Company has agreed to limit its voting rights with respect to investments sourced by such partner. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more Other HPS Investors will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

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

The Company is Subject to Social Media Risk.

The increasing use of social media platforms presents new risks and challenges that may impact the Company’s investments. In recent years, there has been a notable increase in the influencer industry and the use of social media platforms, including blogs, chat platforms, social media websites and apps and other forms of Internet-based communications which facilitate direct access to a broad audience of consumers and other interested persons. The rising popularity of such platforms and other consumer-oriented technologies has increased the speed and accessibility of information and mis-information dissemination. Many social media platforms immediately publish the content their subscribers and participants post often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the interests of the Adviser, its affiliates, the Company or a portfolio company. The dissemination of negative or inaccurate information related to the Adviser, its affiliates, the Company or a portfolio company via social media could harm their business, reputation, financial condition, and results of operations, which could adversely affect the Company’s investments and, due to reputational considerations, may influence the Adviser’s and/or its affiliate’s decision as to whether to remain invested in such investments.

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

The Company is Subject to Risks Relating to its Hedging Strategy and Policies.

The Company generally expects to employ hedging or other risk management techniques designed to reduce the risk of investment loss due to adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if the Company had not entered into such hedging transactions. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

In response to market events, the SEC and other national regulators have imposed, and may continue to impose, restrictions on and reporting obligations with respect to short selling. Uncertainty surrounding the confidential nature of the required disclosures of the Company’s short sales could discourage short selling by the Company in circumstances where HPS believes that the public disclosure of such short sales may be adverse to the Company’s interests. In addition, limitations on the short selling of securities could interfere with the ability of the Company to execute certain aspects of its investment programs, including its ability to hedge certain exposures and execute transactions to implement its risk management guidelines, and any such limitations may adversely affect the performance of the Company.

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

The Company is Subject to Risks Associated with Covenant-Lite Loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments has been, and may continue to be, composed of so-

called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

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

The Company is Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

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

The Company is Subject to Risks Relating to Asset-Based Financing.

The Company has invested, and expects to continue investing, in asset-based loans with third-party investment funds (“Fund Issuers”) where such loans are directly or indirectly collateralized by the value or cash flows of one or more of a Fund Issuer’s assets, including the distributions the Fund Issuer expects to receive from its underlying investments in portfolio companies (“Underlying Portfolio Companies”). Any such financing may be secured by the value of the assets of the Fund Issuer, which may be determined by a third-party valuation firm or as reported by the Fund Issuer pursuant to its internal valuation policies or as otherwise agreed with such Fund Issuer. The assets of a Fund Issuer are subject to devaluation risk, as well as other risks, including credit, liquidity and interest rate changes. In many cases, the assets held by a Fund Issuer may be illiquid and, even following an exercise of remedies, they may be difficult to liquidate or sell, which could lead to a reduced recovery. Furthermore, certain assets constituting collateral may require consent of third parties to transfer or sell. Fund Issuer assets indirectly pledged to the Fund as collateral may be even more challenging to sell and in certain circumstances may only be able to be sold together with other assets which may be less attractive to potential buyers. In many cases, loans may also be subject to a “standstill” or similar provision that provides the Fund Issuer the ability to call capital from its investors or use other cure remedies prior to allowing the Company to exercise remedies following an event of default, further delaying the Company’s ability to take action. In addition, certain asset-based loans may be structured without mandatory prepayments or scheduled amortization. In this case, as long as any Fund Issuer is in compliance with the terms of the applicable asset-based loan and its organizational documents, such Fund Issuer may be permitted to make distributions to its investors and/or other equity holders, and the amount distributed will no longer be available to service or repay such asset-based loan.

Further, the Company may invest in loans to Fund Issuers that are unsecured but linked to financial tests based upon the value or cash flows of one or more of such Fund Issuer’s assets (including Underlying Portfolio Companies) or the distributions realized by the Fund Issuer from such assets (including Underlying Portfolio Companies). Similar to the above, the assets held by such Fund Issuers may be largely illiquid and, if pledged as collateral, may require consents and other steps in order to be foreclosed upon and sold. In addition, the cash flows produced by the assets held by such Fund Issuer may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan.

If a Fund Issuer defaults under its asset-based loan, the Company will have to determine whether to accelerate the amounts due under the loan or enter into a workout negotiation or restructuring with the Fund Issuer. A workout negotiation or restructuring may entail a substantial reduction in the interest rate, a substantial write-down of principal, and/or a substantial change to the terms, conditions and covenants of such loans. If a loan is accelerated, the Company may have difficulties foreclosing and ultimately selling any pledged collateral, including an Underlying Portfolio Company. If any such collateral is sold, it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to the Company. On the other hand, if the Company elects not to sell any of the assets of the Fund Issuer and instead decide to collect the cash flows from the Underlying Portfolio Companies or other assets of the Fund Issuer, the cash flows produced may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan. As a result, upon any non-performance or default under any such asset-based loans made by the Company, the Company may fail to recover some or all of its capital and/or expected returns, even if the loans are collateralized.

In addition, the Company’s asset-based loans may be subject to refinancing options, prepayment options or similar provisions that could result in the Fund Issuer repaying the principal on an obligation held by the Company earlier than expected. As a consequence, if the Company is not able to negotiate favorable prepayment premiums and/ or non-call periods, the Company’s ability to achieve its investment objective may be affected.

Fund Issuers may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which such Fund Issuers are subject. Such additional indebtedness could have structural or contractual priority, either as to specific collateral (including Underlying Portfolio Companies) or generally, over the ranking of the investment by the Company. In the event of any default, restructuring or insolvency of any Underlying Portfolio Company or other assets pledged as collateral, the Company could be subordinated to, or be required to share on a ratable basis, with any recoveries in favor of the holders of such other or additional indebtedness.

The Company is Subject to Risks Relating to Portfolio Company Reputation.

If a portfolio company fails to at least maintain the strength and value of such portfolio company’s historic brand, its value is likely to decrease. A portfolio company’s success often depends on the value and strength of its brand. In such cases, the name of such portfolio company is integral to its business as well as to the implementation of its strategies for expanding its business. Maintaining, promoting and positioning such brand can depend largely on the success of marketing efforts and its ability to provide consistent, high quality merchandises, services and / or customer experience. A portfolio company’s brand could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in value of the Company’s investments in a portfolio company.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

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

CFIUS & National Security/Investment Clearance Considerations.

Certain transactions by the Company that involve the acquisition or sale of a business connected with or related to national security or critical infrastructure may be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the entity purchasing such business, including with respect to CFIUS, where a co-investor or other partner is a “foreign person” under applicable regulations. Certain of the Company’s investors are expected to be “foreign persons,” and in the aggregate, may comprise a substantial portion of a Company’s subscriptions, which may increase the risks of an investment being subject to CFIUS’ jurisdiction and the likelihood of CFIUS imposing restrictions on an investment. CFIUS agency practice is evolving rapidly, and CFIUS exercises substantial discretion in deciding how to interpret, apply and enforce the implementation of regulations. As a result, there can be no guarantee that investments by the Company will not be reviewable by CFIUS and/or non-U.S. national security/investment clearance regulators or that CFIUS and/or non-U.S. national security/investment clearance regulators will not seek to evaluate the Company’s investment activities. In the event that CFIUS or another regulator reviews – or would be expected to review – one or more of the proposed or existing investments of the Company, there can be no assurances that the Adviser and/or its affiliates will be able to maintain, or proceed with, such transactions on terms acceptable to Adviser and/or its affiliates, or that such investment would be allocated to, or consummated by, the Company rather than to one or more clients of the Adviser and/or its affiliates. CFIUS or another regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent the Company from (i) maintaining or pursuing investments, (ii) disposing of investments, which could adversely affect the performance of the Company and/or (iii) disclosing all information regarding certain transactions to all the Company’s investors.

Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect, which prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. Together, these regulations may affect the Company’s business and operations. In the event that CFIUS, the U.S.

Department of Treasury administering the Outbound Investment Security Program, or a non-U.S. national security/investment clearance regulator reviews one or more of the proposed or existing investments of the Company, there can be no assurances that the Company will be able to maintain, or proceed with, such transactions on terms acceptable to the Adviser and/or its affiliates. Such regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent the Company from (i) maintaining or pursuing investments in certain jurisdictions and/or (ii) disposing of investments already made in such jurisdictions, or may increase the cost and time associated with such activities, which could adversely affect the performance of our investment vehicles and in turn adversely affect our profitability.

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

D.     Risks Related to the HPS/BlackRock Transaction

The HPS/BlackRock Transaction could create a conflict of interest in the allocation of the Adviser’s time and focus.

On December 3, 2024, HPS and BlackRock entered into an agreement for BlackRock to acquire 100% of the business and assets of HPS. However, the HPS/BlackRock Transaction remains subject to a number of conditions, including the receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions. There can be no assurances that the HPS/BlackRock Transaction will take place, in which case the current ownership structure of HPS will remain in place. However, the operation of HPS, including the operation of the Adviser, may nonetheless be adversely affected as a result of disruptions to the HPS business and efforts expended pursuing the HPS/BlackRock Transaction.

If the HPS/BlackRock Transaction occurs, HPS and thus the Adviser will be owned by BlackRock. There is no guarantee that HPS, or the Adviser, will be able to successfully transition, maintain and continue to build its business after the HPS/BlackRock Transaction or that HPS and BlackRock will be able to successfully optimize their joint business operations. In particular, as with any change in ownership, HPS and the Adviser will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of HPS and the Adviser may not continue with HPS and/or the Adviser after the HPS/BlackRock Transaction and the operations and business relationships of HPS and the Adviser may be disrupted following the HPS/BlackRock Transaction. The integration of HPS and the Adviser into BlackRock will be a complex, costly and time-consuming process and if HPS or the Adviser experiences difficulties in this process, any anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on HPS or the Adviser for an undetermined period. In addition, there can be no assurances that HPS and BlackRock will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS and the Adviser. Some of the challenges presented by the integration of the businesses are outside of HPS’s or the Adviser’s control, and any of them could result in delays, increased costs and diversion of management’s time and energy, which could materially affect HPS’s or the Adviser’s, financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS or the Adviser, including for the foregoing reasons, the operations of the Company may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, although not expected, it may have other business units that compete with HPS or seek investment opportunities that are appropriate for the Company, and it has policies and procedures that may limit or otherwise impact the operations of HPS, the Adviser and/or the Company. Further, certain issuers may prefer to work with a smaller or independent sponsor, which may adversely affect the Adviser’s ability to source new investment opportunities for the Company.

E.    Federal Income Tax Risks

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy and policies implemented by the Adviser and HPS, the providers of our technology services. The Adviser manages our day-to-day operations and has implemented, together with HPS, a firm-wide cybersecurity program that applies to us and our operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by HPS, and (ii) any actions of the Adviser shall be deemed to refer to actions of HPS and/or the Adviser, as the context may require.

The Adviser’s cybersecurity program prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact us. The Adviser’s cybersecurity program is aligned to the Center for Internet Security critical controls framework. The Adviser’s cybersecurity risk management processes applicable to us include technical security controls, policy enforcement mechanisms, monitoring systems, and other tools. Third-party providers are leveraged to assist in assessing, identifying and managing risks from cybersecurity threats applicable to us. The assessment of cybersecurity risks, including those which may be applicable to us, is integrated into the Adviser’s overall risk management program. The Adviser has implemented and continues to implement risk-based controls designed to prevent, detect, and respond to information security threats and we rely on such controls.

The Adviser’s cybersecurity program includes physical, administrative, and technical safeguards, as well as plans and procedures designed to help us prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact us. The Adviser’s cybersecurity risk management processes seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat, and mitigate such threats. We rely on the Adviser to engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity program and risk management processes and responding to incidents.

The Adviser’s cybersecurity risk management and awareness programs, which apply to us, include identification and testing of vulnerabilities, phishing simulations and cybersecurity awareness training. The Adviser undertakes internal security reviews of its information systems and related controls, including those applicable to us. The Adviser also completes external reviews of the cybersecurity program and practices applicable to us, which may include assessments of relevant data protection practices and targeted attack simulations.

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

Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with the Adviser’s CISO, as well as other risk management, legal, information technology, and/or compliance personnel of the Adviser.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or that are reasonably likely to materially affect us, including our business strategy, operational results and financial conditions. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.

Management's Role in Cybersecurity Risk Oversight

The Adviser’s CISO and dedicated internal cybersecurity team are responsible for the cybersecurity program applicable to us (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes). Our Chief Compliance Officer (“CCO”) is responsible for monitoring and reporting to the board about the Adviser’s compliance with its responsibilities for the Adviser’s and our cybersecurity program. The Adviser’s CISO has over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures in both US Government Intelligence agencies and Financial Services firms. The Adviser’s CISO reports to the Chief Financial Officer of the Adviser and works closely with our management to administer, assess, discuss, and prioritize our cybersecurity efforts. Our CCO has been responsible for this monitoring and reporting as CCO to us for 3 years and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risks applicable to us.

Board Oversight of Cybersecurity Risks

The Audit Committee provides strategic oversight of risk assessment and risk management matters, including risks associated with cybersecurity threats. Certain of our members update the Audit Committee as well as our full Board, as appropriate, on cybersecurity matters, primarily through presentations by our CCO and the Adviser’s CISO. Such reporting includes updates on the cybersecurity program applicable to us, the external threat environment, and the Adviser’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of four classes of shares of our Common Shares, Class I shares, Class D shares, Class F shares and Class S shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 14, 2025 there were 2,040 holders of record of our Class S common shares, 53 holders of record of our Class D common shares, 2,246 holders of record of our Class I common shares and 2 holders of record of our Class F common shares.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the four classes of shares during the year ended December 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36
April 30, 2024	$25.42	$25.42	$25.42	$25.42
May 31, 2024	$25.55	$25.55	$25.55	$25.55
June 30, 2024	$25.52	$25.52	$25.52	$25.52
July 31, 2024	$25.48	$25.48	$25.48	$25.48
August 31, 2024	$25.57	$25.57	$25.57	$25.57
September 30, 2024	$25.56	$25.56	$25.56	$25.56
October 31, 2024	$25.60	$25.60	$25.60	$25.60
November 30, 2024	$25.62	$25.62	$25.62	$25.62
December 31, 2024	$25.59	$25.59	$25.59	$25.59

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

The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
October 23, 2024	November 29, 2024	0.1600	0.0550	—	0.2150	20,329
November 27, 2024	December 31, 2024	0.1600	0.0550	—	0.2150	21,878
December 23, 2024	January 30, 2025	0.1600	0.0550	—	0.2150	23,307
Total		$1.9200	$0.6600	$—	$2.5800	$210,733

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
October 23, 2024	November 29, 2024	0.1546	0.0550	—	0.2096	8,768
November 27, 2024	December 31, 2024	0.1548	0.0550	—	0.2098	8,855
December 23, 2024	January 30, 2025	0.1546	0.0550	—	0.2096	9,254
Total		$1.8566	$0.6600	$—	$2.5166	$94,370

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
October 23, 2024	November 29, 2024	0.1492	0.0550	—	0.2042	34,348
November 27, 2024	December 31, 2024	0.1495	0.0550	—	0.2045	35,376
December 23, 2024	January 30, 2025	0.1492	0.0550	—	0.2042	36,172
Total		$1.7928	$0.6600	$—	$2.4528	$380,379

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
October 23, 2024	November 29, 2024	0.1416	0.0550	—	0.1966	2,692
November 27, 2024	December 31, 2024	0.1422	0.0550	—	0.1972	2,930
December 23, 2024	January 30, 2025	0.1416	0.0550	—	0.1966	3,144
Total		$1.7040	$0.6600	$—	$2.3640	$21,888
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

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—
Class D shares	0.25%
Class F shares	0.50%
Class S shares	0.85%

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

During the year ended December 31, 2024, approximately 10,648,768 shares were repurchased.

The following table further summarize the share repurchases completed during the year ended December 31, 2024 (dollar amounts in thousands):

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
December 2, 2024	5.00%	December 31, 2024	$110,805	4,330,004	1.40%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statement and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
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
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Adviser, but we are subject to the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

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

The Adviser agreed to advance all of our organization and offering expenses on our behalf through February 3, 2022, the date on which we broke escrow for our initial offering of Common Shares. On such date, the Company became obligated to reimburse the Adviser for such advanced expenses and the Adviser subsequently requested reimbursement of these expenses and was paid pursuant to the prior expense support agreement. After such date, we bear all such expenses, subject to the Expense Support Agreement. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of our NAV. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31,
	2024	2023	2022
Total investments, beginning of period	$9,203,801	$5,860,186	$—
New investments purchased	9,199,117	4,001,591	6,109,226
Payment-in-kind interest and dividends capitalized	72,365	32,220	9,168
Net accretion of discount on investments	93,070	39,470	11,163
Net realized gain (loss) on investments	(12,744)	(17,633)	(2,467)
Investments sold or repaid	(2,484,531)	(712,033)	(266,904)
Total investments, end of period	$16,071,078	$9,203,801	$5,860,186
The following table presents certain selected information regarding our investment portfolio:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.4%	12.2%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	10.4%	12.1%	11.1%
Weighted average yield on total portfolio, at amortized cost(2)	10.3%	12.0%	10.9%
Weighted average yield on total portfolio, at fair value(2)	10.3%	11.9%	11.1%
Number of portfolio companies	315	239	195
Weighted average EBITDA(3)	$215	$193	$178
Weighted average loan-to-value (“LTV”) (4)	40%	39%	41%
Percentage of performing debt investments bearing a floating rate, at fair value	99.3%	98.6%	99.1%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.7%	1.4%	0.9%
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

Our investments consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$15,491,454	$15,529,180	96.27%	$8,919,865	$9,002,695	96.93%
Second lien debt	35,984	31,340	0.19	64,782	67,087	0.72
Other secured debt	68,340	68,501	0.42	—	—	—
Unsecured debt	45,923	46,022	0.29	28,901	29,101	0.31
Structured finance investments	72,893	75,392	0.47	28,427	29,868	0.32
Investments in joint ventures	297,747	320,350	1.99	125,513	124,003	1.33
Equity investments	58,737	60,471	0.37	36,313	36,656	0.39
Total	$16,071,078	$16,131,256	100.00%	$9,203,801	$9,289,410	100.00%
As of December 31, 2024 and 2023, the Company had certain investments in eight and three portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$15,671,885	99.30%	$9,118,309	99.67%
Non-accrual(2)	110,346	0.70	30,368	0.33
Total	$15,782,231	100.00%	$9,148,677	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 1.00% and 0.40% of amortized cost of total debt and income producing investments as of December 31, 2024 and 2023, respectively.

The table below describes investments by industry composition based on fair value:

	December 31, 2024	December 31, 2023
Aerospace and Defense	3.47%	5.12%
Alternative Energy	0.15	0.18
Asset Based Lending and Fund Finance	0.33	0.23
Automobiles and Parts	0.53	1.22
Chemicals	0.11	0.16
Construction and Materials	1.25	0.62
Consumer Services	4.41	6.76
Electricity	0.72	0.90
Electronic and Electrical Equipment	0.69	0.01
Finance and Credit Services	0.40	0.64
Food Producers	1.11	1.64
Gas, Water and Multi-utilities	0.27	0.47
General Industrials	2.34	4.36
Health Care Providers	10.98	10.36
Household Goods and Home Construction	0.04	0.07
Industrial Engineering	1.90	2.74
Industrial Metals and Mining	1.25	0.13
Industrial Support Services	12.03	11.45
Industrial Transportation	0.75	0.36
Investment Banking and Brokerage Services	4.35	1.73
Investments in Joint Ventures	1.99	1.33
Leisure Goods	0.01	0.02
Life Insurance	0.09	0.06
Media	4.89	6.52
Medical Equipment and Services	7.90	8.64
Non-life Insurance	3.90	5.72
Oil, Gas and Coal	0.46	0.48
Personal Care, Drug and Grocery Stores	3.02	1.29
Personal Goods	0.52	0.82
Pharmaceuticals and Biotechnology	3.75	2.89
Real Estate Investment and Services	0.54	0.43
Retailers	1.90	1.22
Software and Computer Services	20.14	15.86
Structured Finance	0.47	0.32
Technology Hardware and Equipment	0.36	0.76
Telecommunications Equipment	0.50	0.16
Telecommunications Service Providers	0.20	0.76
Travel and Leisure	2.28	3.57
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	December 31, 2024	December 31, 2023
United States	84.40%	87.44%
United Kingdom	6.02	4.78
Sweden	2.44	—
Australia	1.64	2.87
Spain	1.28	0.36
France	0.83	0.41
Italy	0.79	1.48
Germany	0.72	0.77
Austria	0.56	—
Canada	0.54	0.84
Taiwan	0.29	0.43
Singapore	0.20	0.35
Norway	0.13	0.27
Belgium	0.09	—
Luxembourg	0.07	—
Total	100.00%	100.00%

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

As of December 31, 2024, the Company and COM have committed to contribute up to $550.0 million and $78.6 million, respectively, of capital to ULTRA III. As of December 31, 2024, the Company had contributed (net of returns of capital) $307.4 million and COM had contributed (net of returns of capital) $43.9 million of capital and $236.2 million and $33.7 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Total senior secured debt investments at fair value	$1,093,548	$361,715
Number of portfolio companies	7	2
Weighted average yield on debt investments, at amortized cost(1)	10.3%	12.0%
Weighted average yield on debt investments, at fair value(1)	10.1%	12.0%
Percentage of performing debt investments bearing a floating rate, at fair value	100%	100%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of December 31, 2024 and 2023.

Results of Operations
The following table represents our operating results:

	Year Ended December 31,
	2024	2023	2022
Total investment income	$1,425,945	$893,380	$278,518
Net expenses	657,357	416,671	67,466
Net investment income before excise tax	768,588	476,709	211,052
Excise tax expense	5,120	1,531	824
Net investment income after excise tax	763,468	475,178	210,228
Net realized gain (loss)	20,240	(34,710)	6,110
Net change in unrealized appreciation (depreciation)	55,216	214,133	(157,391)
Net increase (decrease) in net assets resulting from operations	$838,924	$654,601	$58,947
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Year Ended December 31,
	2024	2023	2022
Interest income	$1,316,851	$854,132	$267,488
Payment-in-kind interest income	71,589	35,821	9,584
Dividend Income	31,861	489	—
Other income	5,644	2,938	1,446
Total investment income	$1,425,945	$893,380	$278,518
Total investment income increased to $1,425.9 million for the year ended December 31, 2024 from $893.4 million in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $15,756.7 million as of December 31, 2024, from $9,248.2 million in the prior year. This was partially offset by a decline in SOFR rates during 2024 as compared to 2023. The increase in dividend income is primarily from ULTRA III, which was $27.8 million for the year ended December 31, 2024, as compared to zero for the prior year. The size of our investment portfolio at fair value was $16,131.3 million and our weighted average yield on debt and income producing securities at fair value was 10.4%.

For the years ended December 31, 2024 and 2023, PIK income represented 5.3% and 4.1% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.
Total investment income increased to $893.4 million for the year ended December 31, 2023 from $278.5 million in the prior year primarily driven by our deployment of capital, increased benchmark interest rates and the increased balance of our investments. The size of our investment portfolio at fair value was $9,289.4 million and our weighted average yield on debt and income producing securities at fair value was 12.1%.

Expenses
Expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$398,722	$257,847	$53,964
Management fees	90,242	52,852	26,485
Income based incentive fee	113,862	70,466	23,211
Capital gains incentive fee	9,432	3,518	—
Shareholder servicing and/or distribution fees
Class D	2,386	1,403	631
Class F	19,735	13,137	6,642
Class S	2,012	23	—
Professional fees	4,016	4,945	2,312
Board of Trustees’ fees	598	600	502
Administrative service expenses	4,477	2,459	1,768
Other general & administrative	9,780	7,685	3,718
Amortization of continuous offering costs	2,095	1,736	2,059
Excise tax expense	5,120	1,531	824
Total expenses (including excise tax expense)	662,477	418,202	122,116
Expense support	—	—	(4,270)
Recoupment of expense support	—	—	4,270
Reimbursable expenses previously borne by Adviser	—	—	1,196
Shareholder servicing and/or distribution fees waived	—	—	(5,326)
Management fees waived	—	—	(26,485)
Incentive fees waived	—	—	(23,211)
Net expenses (including excise tax expense)	$662,477	$418,202	$68,290
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $398.7 million for the year ended December 31, 2024 from $257.8 million in the prior year primarily driven by an increase in the weighted average interest rate on our borrowings relative to the prior year and an increase in borrowings under the Credit Facilities, Unsecured Notes and debt securitization issuances. Our weighted average interest rate increased to 8.59% for the year ended December 31, 2024 from 8.24% in the prior year. The average principal debt outstanding increased to $4,643.2 million for the year ended December 31, 2024 from $3,131.0 million in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs, financing fees and backstop fees) increased to $257.8 million for the year ended December 31, 2023 from $54.0 million in the prior year primarily driven by increased borrowings under the Credit Facilities, short-term borrowings, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $3,131.0 million for the year ended December 31, 2023 from $912.4 million in the prior year.
Management Fees
Management fees increased to $90.2 million for the year ended December 31, 2024 from $52.9 million in the prior year primarily due to an increase in net assets. Management fees increased to $52.9 million for the year ended December 31, 2023 from $26.5 million in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser agreed to waive the management fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $26.5 million for the year ended December 31, 2022. There was no waiver for the years ended December 31, 2023 and 2024.
Income Based Incentive Fee
Income based incentive fees increased to $113.9 million for the year ended December 31, 2024 from $70.5 million in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $70.5 million for the year ended December 31, 2023 from $23.2 million in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022, which resulted in a waiver of $23.2 million for the year ended December 31, 2022. There was no waiver for the years ended December 31, 2023 and 2024.
Capital Gains Incentive Fees
U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.
Capital gains based incentive fees increased to $9.4 million for the year ended December 31, 2024, from $3.5 million in the prior year primarily due to higher net unrealized gains earned in the current year relative to cumulative unrealized gains through December 31, 2023, none of which were payable under the Investment Advisory Agreement. Capital gains based incentive fees increased to $3.5 million for the year ended December 31, 2023 from $0.0 million in the prior year primarily due to net unrealized gains on investments. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $21.0 million for the year ended December 31, 2024, from $17.4 million in the prior year primarily driven by an increase of administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $17.4 million for the year ended December 31, 2023 from $10.4 million in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2024, the Administrator charged $4.5 million, an increase from $2.5 million in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2023, the Administrator charged $2.5 million, an increase from $1.8 million in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $24.1 million for the year ended December 31, 2024 from $14.6 million in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $14.6 million for the year ended December 31, 2023 from $7.3 million in the prior year primarily due to an increase in shares outstanding.

Additionally, the Managing Dealer agreed to waive shareholder servicing and/or distribution fees for Class D shares and Class F shares for the first nine months following the date on which we broke escrow for the Offering.

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
For the years ended December 31, 2024, 2023, and 2022, we incurred U.S. federal excise tax of $5.1 million, $1.5 million and $0.8 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Non-controlled/non-affiliated investments	$(12,744)	$(16,769)	$(2,467)
Non-controlled/affiliated investments	—	(864)	—
Foreign currency forward contracts	27,225	(7,613)	4,010
Foreign currency transactions	5,759	(9,464)	4,567
Net realized gain (loss)	$20,240	$(34,710)	$6,110
For the year ended December 31, 2024, we generated net realized gains (losses) on investments of $(12.7) million, which included net realized losses on investments of $(9.0) million primarily from the sales of syndicated loans and bonds and the restructuring of a private debt investment, and net foreign currency realized losses on investments of $(3.7) million primarily due to repayments on investments denominated in AUD and GBP. We generated realized gains of $27.2 million on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD and EUR exchange rates. There were realized gains of $5.8 million on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, GBP and CAD exchange rates.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Non-controlled/non-affiliated investments	$(49,917)	$230,599	$(143,665)
Non-controlled/affiliated investments	373	185	—
Controlled/affiliated investments	24,113	(1,510)	—
Foreign currency forward contracts	52,107	(6,968)	(2,136)
Translation of assets and liabilities in foreign currencies	28,540	(8,173)	(11,590)
Net change in unrealized appreciation (depreciation)	$55,216	$214,133	$(157,391)
For the year ended December 31, 2024, the change in unrealized appreciation (depreciation) on investment portfolio was $68.3 million (excluding the impact of foreign currency) due to spread tightening in both the public and private credit markets. The remaining $(13.0) million of the net unrealized appreciation (depreciation) of $55.2 million represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances.

For the year ended December 31, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances was $16.3 million.
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
Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.

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
As of December 31, 2024 and 2023, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and 2023, we had an aggregate amount of $7,508.7 million and $4,210.4 million, respectively, of principal debt outstanding and our asset coverage ratio was 216.3% and 223.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of December 31, 2024, taken together with our $1,539.3 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2024, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,264.3 million of syndicated loans and other liquid investments as of December 31, 2024, which could provide additional liquidity if necessary.
Although we were able to close on credit facilities and issue debt securities during the year ended December 31, 2024, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2024, we had $228.9 million in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $5,971.8 million, primarily as a result of funding portfolio investments of $9,196.1 million and partially offset by proceeds from sale of investments and principal repayments of $2,481.5 million and other operating uses of $742.8 million. Cash provided by financing activities was $6,011.9 million during the period, primarily as a result of new share issuances related to $3,400.9 million of subscriptions and net borrowings (repayments) of $3,328.7 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	55,226,525	$1,404,559
Share transfers between classes	1,180,147	30,134
Distributions reinvested	2,348,282	59,737
Share repurchases	(4,984,903)	(127,182)
Early repurchase deduction	—	8
Net increase (decrease)	53,770,051	$1,367,256
CLASS D
Subscriptions	14,495,667	$368,292
Share transfers between classes	218,726	5,475
Distributions reinvested	1,779,713	45,258
Share repurchases	(1,566,444)	(39,986)
Early repurchase deduction	—	3
Net increase (decrease)	14,927,662	$379,042
CLASS F
Subscriptions	49,560,391	$1,258,874
Share transfers between classes	(1,667,355)	(42,449)
Distributions reinvested	6,842,269	173,966
Share repurchases	(3,966,751)	(101,243)
Early repurchase deduction	—	14
Net increase (decrease)	50,768,554	$1,289,162
CLASS S
Subscriptions	14,523,921	$369,150
Share transfers between classes	268,482	6,840
Distributions reinvested	349,066	8,907
Share repurchases	(130,670)	(3,344)
Early repurchase deduction	—	1
Net increase (decrease)	15,010,799	$381,554
Total net increase (decrease)	134,477,066	$3,417,014

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	15,800,152	$393,222
Share transfers between classes	1,288,666	31,876
Distributions reinvested	1,516,435	37,411
Share repurchases	(1,249,621)	(31,023)
Early repurchase deduction	—	38
Net increase (decrease)	17,355,632	$431,524
CLASS D
Subscriptions	11,538,818	$285,908
Share transfers between classes	(182,120)	(4,757)
Distributions reinvested	1,004,668	24,835
Share repurchases	(1,706,906)	(42,429)
Early repurchase deduction	—	20
Net increase (decrease)	10,654,460	$263,577
CLASS F
Subscriptions	35,926,975	$891,120
Share transfers between classes	(1,161,369)	(28,496)
Distributions reinvested	4,571,037	112,818
Share repurchases	(6,014,694)	(149,380)
Early repurchase deduction	—	101
Net increase (decrease)	33,321,949	$826,163
CLASS S
Subscriptions	802,164	$20,150
Share transfers between classes	54,823	1,377
Distributions reinvested	892	22
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	857,879	$21,549
Total net increase (decrease)	62,189,920	$1,542,813

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
October 23, 2024	November 29, 2024	0.1600	0.0550	—	0.2150	20,329
November 27, 2024	December 31, 2024	0.1600	0.0550	—	0.2150	21,878
December 23, 2024	January 30, 2025	0.1600	0.0550	—	0.2150	23,307
Total		$1.9200	$0.6600	$—	$2.5800	$210,733

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
October 23, 2024	November 29, 2024	0.1546	0.0550	—	0.2096	8,768
November 27, 2024	December 31, 2024	0.1548	0.0550	—	0.2098	8,855
December 23, 2024	January 30, 2025	0.1546	0.0550	—	0.2096	9,254
Total		$1.8566	$0.6600	$—	$2.5166	$94,370

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
October 23, 2024	November 29, 2024	0.1492	0.0550	—	0.2042	34,348
November 27, 2024	December 31, 2024	0.1495	0.0550	—	0.2045	35,376
December 23, 2024	January 30, 2025	0.1492	0.0550	—	0.2042	36,172
Total		$1.7928	$0.6600	$—	$2.4528	$380,379

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
October 23, 2024	November 29, 2024	0.1416	0.0550	—	0.1966	2,692
November 27, 2024	December 31, 2024	0.1422	0.0550	—	0.1972	2,930
December 23, 2024	January 30, 2025	0.1416	0.0550	—	0.1966	3,144
Total		$1.7040	$0.6600	$—	$2.3640	$21,888
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5800	$210,733	$2.5166	$94,370	$2.4528	$380,379	$2.3640	$21,888
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.5800	$210,733	$2.5166	$94,370	$2.4528	$380,379	$2.3640	$21,888
The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2023:

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
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The following tables summarize the share repurchases completed during the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
December 2, 2024	5.00%	December 31, 2024	$110,805	4,330,004	1.40%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(5)	276,000	276,000	274,866	—	—
March 2028 Notes(5)	124,000	124,000	121,989	—	—
September 2027 Notes(6)	75,000	75,000	74,649	—	—
September 2028 Notes(6)	250,000	250,000	248,111	—	—
January 2029 Notes(7)	550,000	550,000	530,894	—	—
September 2029 Notes(8)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(9)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(10)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date.

Under the HLEND A Funding Facility, as of December 31, 2024, we had outstanding borrowings denominated in the following non-USD currencies:
•Australian Dollars (AUD) of 34.4 million
•British Pounds (GBP) of 12.9 million
Under the HLEND B Funding Facility, as of December 31, 2024, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the HLEND D Funding Facility, as of December 31, 2024, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 42.5 million
Under the Revolving Credit Facility, as of December 31, 2024, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 457.8 million
•Australian Dollars (AUD) of 62.5 million
•British Pounds (GBP) of 212.7 million

(4)The carrying value of our November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(1.0) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $(0.0) million and $(0.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of our March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.0) million and $(0.7) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $(0.1) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of our September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.5) million and $(1.9) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $0.2 million and $0.1 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of our January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(10.4) million as of December 31, 2024 and includes the change in the notes carrying value of $(8.7) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of our September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(8.7) million as of December 31, 2024 and includes the change in the notes carrying value of $(1.2) million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of our 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.0) million as of December 31, 2024.
(10)The carrying value of our 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(23.7) million as of December 31, 2024.

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
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date.
Under the HLEND A Funding Facility, as of December 31, 2023, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 7.5 million
•Australian Dollars (AUD) of 156.0 million
•British Pounds (GBP) of 42.9 million
Under the HLEND B Funding Facility, as of December 31, 2023, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 108.0 million
•British Pounds (GBP) of 90.3 million
Under the Revolving Credit Facility, as of December 31, 2023, we had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 312.1 million
•Australian Dollars (AUD) of 95.2 million
•Canadian Dollars (CAD) of 47.1 million
•British Pounds (GBP) of 64.2 million
(4)    The carrying value of our November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(1.2) million and $(1.4) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $(0.0) million and $0.7 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)    The carrying value of our March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.8) million and $(0.9) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $0.6 million and $0.5 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)    The carrying value of our September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the change in the notes carrying value of $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)    The carrying value of our 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of December 31, 2024, is as follows:

	December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$683,184	$—	$—	$683,184	$—
HLEND B Funding Facility	955,572	—	—	955,572	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	830,343	—	—	830,343	—
HLEND E Funding Facility	642,800	—	—	642,800	—
Revolving Credit Facility	1,186,264	—	78,454	1,107,810	—
November 2025 Notes	170,000	170,000	—	—	—
November 2027 Notes	155,000	—	155,000	—	—
March 2026 Notes	276,000	—	276,000	—	—
March 2028 Notes	124,000	—	—	124,000	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
Total	$7,508,663	$170,000	$584,454	$5,543,709	$1,210,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and 2023, we had unfunded delayed draw term loans, revolvers and preferred equity with an aggregate principal amount of $2,128.7 million and $760.7 million, respectively.
Other Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, $236.2 million and $70.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any material pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•Expense Support Agreement;

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
Recent Developments
See “Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 13. Subsequent Events” for a summary of recent developments.
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
As of December 31, 2024, 99.3% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$469,354	$(220,025)	$249,329
Up 200 basis points	$312,903	$(146,683)	$166,220
Up 100 basis points	$156,451	$(73,342)	$83,109
Down 100 basis points	$(156,451)	$73,342	$(83,109)
Down 200 basis points	$(311,910)	$146,683	$(165,227)
Down 300 basis points	$(464,803)	$220,025	$(244,778)
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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of HPS Corporate Lending Fund and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Certain Level 3 Debt Investments Developed Using a Yield Analysis

As described in Note 5 to the consolidated financial statements, the Company had $14,547 million of level 3 investments measured at fair value as of December 31, 2024, with debt investments representing $14,486 million of this total. Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, management uses one or more valuation techniques of which sufficient and reliable data is available. For $9,148 million of those level 3 debt investments, the fair values were determined by management using a yield analysis valuation technique. The significant unobservable input used by management in the yield analysis is the discount rate based on comparable market yields.

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
March 19, 2025

We have served as the Company’s auditor since 2021.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $15,753,920 and $9,058,649 at December 31, 2024 and December 31, 2023, respectively)	$15,790,937	$9,145,583
Non-controlled/affiliated investments (amortized cost of $19,411 and $19,639 at December 31, 2024 and December 31, 2023, respectively)	19,969	19,824
Controlled/affiliated investments (amortized cost of $297,747 and $125,513 at December 31, 2024 and December 31, 2023, respectively)	320,350	124,003
Total investments at fair value (amortized cost of $16,071,078 and $9,203,801 at December 31, 2024 and December 31, 2023, respectively)	16,131,256	9,289,410
Cash and cash equivalents	228,899	188,775
Interest receivable from non-controlled/non-affiliated investments	140,686	91,134
Dividend receivable from non-controlled/non-affiliated investments	68	83
Deferred financing costs	41,633	30,825
Deferred offering costs	915	891
Derivative assets, at fair value (Note 6)	43,003	8,353
Receivable for investments	32,428	105,138
Other assets	10,851	811
Total assets	$16,629,739	$9,715,420
LIABILITIES
Debt (net of unamortized debt issuance costs of $51,573 and $11,833 at December 31, 2024 and December 31, 2023, respectively)	$7,445,580	$4,206,900
Payable for investments purchased	75,489	71,339
Interest payable	104,735	58,786
Derivative liabilities, at fair value (Note 6)	11,510	9,104
Due to affiliates	13,881	12,833
Distribution payable (Note 9)	71,896	74,907
Payable for share repurchases (Note 9)	110,784	63,474
Management fees payable (Note 3)	9,377	5,591
Income based incentive fees payable (Note 3)	32,014	20,347
Capital gains incentive fees payable (Note 3)	12,950	3,518
Shareholder servicing and/or distribution fees payable	2,456	1,524
Accrued expenses and other liabilities	5,135	1,733
Total liabilities	7,895,807	4,530,056
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (341,366,636 and 206,889,570 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	3,414	2,069
Additional paid in capital	8,521,659	5,113,205
Distributable earnings (loss)	208,859	70,090
Total net assets	8,733,932	5,185,364
Total liabilities and net assets	$16,629,739	$9,715,420

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$2,717,857	$1,314,775
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	106,227,563	52,457,511
Net asset value per share	$25.59	$25.06
Class D Shares:
Net assets	$1,103,246	$706,613
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	43,120,380	28,192,719
Net asset value per share	$25.59	$25.06
Class F Shares:
Net assets	$4,506,823	$3,142,475
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	176,150,014	125,381,461
Net asset value per share	$25.59	$25.06
Class S Shares:
Net assets	$406,006	$21,501
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	15,868,679	857,879
Net asset value per share	$25.59	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,316,851	$854,132	$267,488
Payment-in-kind interest income	71,589	35,821	9,584
Dividend Income	4,033	489	—
Other income	5,644	2,938	1,446
From controlled/affiliated investments:
Dividend income	27,828	—	—
Total investment income	1,425,945	893,380	278,518
Expenses:
Interest expense	398,722	257,847	53,964
Management fees	90,242	52,852	26,485
Income based incentive fee	113,862	70,466	23,211
Capital gains incentive fee	9,432	3,518	—
Shareholder servicing and/or distribution fees
Class D	2,386	1,403	631
Class F	19,735	13,137	6,642
Class S	2,012	23	—
Professional fees	4,016	4,945	2,312
Board of Trustees’ fees	598	600	502
Administrative service expenses (Note 3)	4,477	2,459	1,768
Other general & administrative	9,780	7,685	3,718
Amortization of continuous offering costs	2,095	1,736	2,059
Total expenses	657,357	416,671	121,292
Expense support (Note 3)	—	—	(4,270)
Recoupment of expense support (Note 3)	—	—	4,270
Reimbursable expenses previously borne by Adviser (Note 3)	—	—	1,196
Shareholder servicing and/or distribution fees waived (Note 3)	—	—	(5,326)
Management fees waived (Note 3)	—	—	(26,485)
Incentive fees waived (Note 3)	—	—	(23,211)
Net expenses	657,357	416,671	67,466
Net investment income before excise tax	768,588	476,709	211,052
Excise tax expense	5,120	1,531	824
Net investment income after excise tax	763,468	475,178	210,228
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(12,744)	(16,769)	(2,467)
Non-controlled/affiliated investments	—	(864)	—
Foreign currency forward contracts	27,225	(7,613)	4,010
Foreign currency transactions	5,759	(9,464)	4,567
Net realized gain (loss)	20,240	(34,710)	6,110
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(49,917)	230,599	(143,665)
Non-controlled/affiliated investments	373	185	—
Controlled/affiliated investments	24,113	(1,510)	—
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Foreign currency forward contracts	52,107	(6,968)	(2,136)
Translation of assets and liabilities in foreign currencies	28,540	(8,173)	(11,590)
Net change in unrealized appreciation (depreciation)	55,216	214,133	(157,391)
Net realized and change in unrealized gain (loss)	75,456	179,423	(151,281)
Net increase (decrease) in net assets resulting from operations	$838,924	$654,601	$58,947
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$763,468	$475,178	$210,228
Net realized gain (loss)	20,240	(34,710)	6,110
Net change in unrealized appreciation (depreciation)	55,216	214,133	(157,391)
Net increase (decrease) in net assets resulting from operations	838,924	654,601	58,947
Distributions to common shareholders:
Class I	(210,733)	(118,577)	(46,368)
Class D	(94,370)	(62,793)	(21,812)
Class F	(380,379)	(285,572)	(114,106)
Class S	(21,888)	(380)	—
Net decrease in net assets resulting from distributions	(707,370)	(467,322)	(182,286)
Share transactions:
Class I:
Proceeds from shares sold	1,404,559	393,222	849,178
Share transfers between classes	30,134	31,876	4,956
Distributions reinvested	59,737	37,411	15,279
Repurchased shares, net of early repurchase deduction	(127,174)	(30,985)	57
Net increase (decrease) from share transactions	1,367,256	431,524	869,470
Class D:
Proceeds from shares sold	368,292	285,908	427,775
Share transfers between classes	5,475	(4,757)	—
Distributions reinvested	45,258	24,835	6,105
Repurchased shares, net of early repurchase deduction	(39,983)	(42,409)	28
Net increase (decrease) from share transactions	379,042	263,577	433,908
Class F:
Proceeds from shares sold	1,258,874	891,120	2,254,046
Share transfers between classes	(42,449)	(28,496)	(4,956)
Distributions reinvested	173,966	112,818	37,939
Repurchased shares, net of early repurchase deduction	(101,229)	(149,279)	(11,799)
Net increase (decrease) from share transactions	1,289,162	826,163	2,275,230
Class S:
Proceeds from shares sold	369,150	20,150	—
Share transfers between classes	6,840	1,377	—
Distributions reinvested	8,907	22	—
Repurchased shares, net of early repurchase deduction	(3,343)	—	—
Net increase (decrease) from share transactions	381,554	21,549	—
Total increase (decrease) in net assets	3,548,568	1,730,092	3,455,269
Net assets, beginning of period	5,185,364	3,455,272	3
Net assets, end of period	$8,733,932	$5,185,364	$3,455,272

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$838,924	$654,601	$58,947
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	25,431	(229,274)	143,665
Net realized (gain) loss on investments	12,744	17,633	2,467
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(52,107)	6,968	2,136
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(30,386)	9,541	11,456
Net accretion of discount and amortization of premium, net	(93,070)	(39,470)	(11,163)
Amortization of deferred financing costs	8,334	6,232	2,365
Amortization of original issue discount and debt issuance costs	9,718	2,128	131
Amortization of offering costs	2,095	1,736	2,059
Payment-in-kind interest capitalized	(68,462)	(31,306)	(9,168)
Payment-in-kind dividends capitalized	(3,903)	(381)	—
Non-cash other income capitalized	—	(533)	—
Purchases of investments	(9,196,072)	(3,962,089)	(6,059,286)
Proceeds from sale of investments and principal repayments	2,481,486	672,531	216,964
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(49,552)	(39,356)	(51,778)
Dividend receivable from non-controlled/non-affiliated investments	15	(83)	—
Receivable for investments	72,710	(96,547)	(8,591)
Other assets	(10,040)	(401)	(410)
Payable for investments purchased	4,150	71,339	—
Interest payable	45,949	41,346	17,440
Due to affiliates	1,048	7,583	5,250
Management fees payable	3,786	5,591	—
Income based incentive fees payable	11,667	20,347	—
Capital gains incentive fees payable	9,432	3,518	—
Shareholder servicing and/or distribution fees payable	932	492	1,032
Accrued expenses and other liabilities	3,402	805	928
Net cash provided by (used in) operating activities	(5,971,769)	(2,877,049)	(5,675,556)
Cash flows from financing activities:
Borrowings on debt	8,263,013	6,305,857	5,104,772
Repayments of debt	(4,934,344)	(4,449,666)	(2,771,581)
Deferred financing costs paid	(19,142)	(16,870)	(22,551)
Debt issuance costs paid	(49,458)	(10,389)	(3,703)
Deferred offering costs paid	(2,119)	(2,317)	(2,369)
Proceeds from issuance of Common Shares	3,400,875	1,590,400	3,530,999
Common Shares repurchased, net of early repurchase deduction	(224,419)	(169,013)	(1,900)
Distributions paid in cash	(422,513)	(256,419)	(83,873)
Net cash provided by (used in) financing activities	6,011,893	2,991,583	5,749,794
Net increase (decrease) in cash and cash equivalents	40,124	114,534	74,238
Cash and cash equivalents, beginning of period	188,775	74,241	3
Cash and cash equivalents, end of period	$228,899	$188,775	$74,241

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$334,721	$208,141	$36,524
Taxes paid during the period	$1,522	$819	$—
Distribution payable	$71,896	$74,907	$39,090
Share repurchases accrued but not paid	$110,784	$63,474	$9,814
Reinvestment of distributions during the period	$287,868	$175,086	$59,323
Non-cash purchases of investments	$3,045	$39,502	$49,940
Non-cash sales of investments	$(3,045)	$(39,502)	$(49,940)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		$11,100	$(27)	$(27)
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.62%	10/28/2031		81,695	81,496	81,496
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	A$	3,614	2,428	2,237
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421	(73)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	A$	41,558	28,023	25,720
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	9.61%	5/3/2028		17,561	7,720	8,000
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.63%	5/3/2029		41,009	40,111	41,419
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.47%	5/3/2029		3,081	3,031	3,112
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(232)	(233)
Carbon Topco, Inc. (4)(9)	SF +	6.75% (incl 3.75% PIK)	11.17%	11/1/2030		72,110	70,708	70,707
Fastener Distribution Holdings, LLC (4)(6)(9)				11/4/2031		28,345	(280)	(277)
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	9.31%	11/4/2031		75,822	75,081	75,081
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(114)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		37,052	36,245	37,052
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		7,801	7,679	7,801
Goat Holdco LLC (5)(7)	SF +	3.00%	7.33%	12/10/2031		4,375	4,364	4,384
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(538)	—
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	11.97%	11/30/2029		202,524	198,716	202,825
							554,338	559,297	6.40%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		12,830	12,671	11,971
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		984	971	918
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		10,736	10,579	10,017
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		976	963	910
							25,184	23,816	0.27%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.50%	6.86%	5/6/2030		10,723	10,677	10,781
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		4,755	4,714	3,011
Foundation Automotive Corp (4)(5)(7)(18)	SF +	7.75% PIK		12/24/2027		15,156	15,032	9,597
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		20,940	20,732	13,259
Foundation Automotive US Corp (4)(6)(7)(18)	SF +	7.75%		12/24/2027		2,701	782	810
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.41%	2/8/2027		40,181	40,000	40,181
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.56%	2/8/2027		8,436	8,398	8,436
							100,335	86,075	0.99%
Chemicals
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.36%	12/31/2029		18,130	17,946	18,292
							17,946	18,292	0.21%
Construction and Materials
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028		€1,117	(23)	(77)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	9.31%	8/30/2028		€66,970	71,315	64,756
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.59%	7/10/2031		123,991	122,823	125,148
Hobbs & Associates LLC (7)	SF +	3.25%	7.65%	7/23/2031		907	907	913
Hobbs & Associates LLC (7)	SF +	3.25%	7.61%	7/23/2031		9,091	9,070	9,152
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	9.18%	12/6/2027		1,052	1,065	1,051
NRO Holdings III Corp. (4)(6)(9)				7/15/2031		214	(4)	—
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.59%	7/15/2030		100	7	8
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.91%	7/15/2031		684	671	684
							205,831	201,635	2.31%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units			Amortized Cost (3)	Fair Value	Percentage of Net Assets
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.93%	3/21/2028	A$	57,095		36,246	33,048
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.82%	5/25/2027	45,400		S$	32,957	33,059
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.22%	6/30/2027	56,763			56,763	55,821
Auctane Inc (4)(9)	SF +	5.75%	10.94%	10/5/2028	24,313			24,313	24,313
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	39,203			38,658	39,192
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	12,441			12,307	12,437
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	25,457			25,274	25,450
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.98%	6/16/2027	77,108			28,233	28,874
Corporation Service Company (8)	SF +	2.50%	6.86%	11/2/2029	1,662			1,627	1,672
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	46,751			46,530	46,751
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	26,258			26,130	26,258
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.71%	4/9/2029	24,995			24,514	24,680
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.82%	12/14/2029	18,426			18,197	18,611
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.80%	12/14/2029	1,638			1,125	1,163
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.77%	12/14/2029	2,184			104	131
KUEHG Corp. (8)	SF +	3.25%	7.84%	6/12/2030	2,386			2,381	2,414
Learning Care Group, Inc. (8)	SF +	4.00%	8.60%	8/11/2028	1,975			1,954	1,997
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.62%	3/12/2029	46,332			45,414	46,112
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.80%	3/12/2029	12,390			12,312	12,331
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.83%	5/18/2029	22,776			22,477	22,292
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	21,320			21,064	21,379
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	15,821			15,632	15,865
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	104,263			102,984	104,550
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175			(60)	—
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	10.06%	7/25/2028	31,069			16,690	16,783
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.89%	6/18/2029	362			360	362
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029	1,055			1,029	819
TruGreen Limited Partnership (9)	SF +	4.00%	8.46%	11/2/2027	8,487			8,423	8,285
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	26,854			26,854	23,103
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	15,850			15,848	13,635
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	1,016			1,016	874
								667,356	662,261	7.58%
Electricity
Hamilton Projects Acquiror, LLC (7)	SF +	3.00%	7.33%	5/31/2031	16,788			16,750	16,941
IP Operating Portfolio I, LLC (4)(7)			7.88%	12/31/2029	27,116			26,691	26,848
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.85%	6/26/2029	26,547			26,072	26,292
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	9.86%	12/31/2025	24,986			14,035	14,139
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.43%	6/27/2025	25,000			24,900	24,997
Thunder Generation Funding LLC (7)	SF +	3.00%	7.33%	10/3/2031	5,868			5,839	5,913
								114,287	115,130	1.32%
Electronic and Electrical Equipment
Dwyer Instruments Inc(4)(6)(9)				7/20/2029	13,403			(132)	(131)
Dwyer Instruments Inc(4)(6)(13)				7/20/2029	19,177			(187)	(187)
Dwyer Instruments Inc(4)(9)	SF +	4.75%	9.27%	7/20/2029	112,452			111,352	111,355
								111,033	111,037	1.27%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	13.93%	2/9/2027	22,478			22,322	22,568
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	9,925			9,800	9,925
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	4,837			4,721	4,885
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.37%	4/21/2028	4,208			1,021	1,152
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	25,805			25,392	25,805

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							63,256	64,335	0.74%
Food Producers
Aspire Bakeries Holdings LLC (7)	SF +	4.25%	8.61%	12/23/2030		7,299	7,263	7,381
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.46%	2/12/2029		11,279	6,625	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.46%	2/12/2029		88,894	87,742	88,894
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030		14,474	(139)	145
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.65%	10/2/2030		16,417	16,104	16,581
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.70%	10/2/2030		59,100	58,007	59,691
							175,602	179,459	2.05%
Gas, Water and Multi-utilities
Core & Main LP (5)(7)	SF +	2.00%	6.38%	2/9/2031		1,826	1,826	1,834
Eagle LNG Partners Jacksonville II LLC (4)(7)			13.50% (incl 6.35% PIK)	4/26/2029		791	771	772
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.18%	8/13/2027		40,936	40,517	40,936
							43,114	43,542	0.50%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	8.09%	12/23/2031		6,207	6,145	6,191
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.16%	12/11/2028		27,303	26,982	25,389
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.40%	11/8/2029		74,250	72,749	74,105
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030		€13,398	14,213	13,989
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030		€72,123	76,509	75,300
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€29,873	(1,138)	241
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€26,139	(996)	211
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028		4,209	4,118	4,175
Formerra, LLC (4)(6)(10)				11/1/2028		12,031	(249)	(96)
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028		104,619	102,398	103,781
Marcone Group Inc (4)(9)	SF +	7.00%	11.67%	6/23/2028		11,861	11,791	11,147
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028		49,482	49,034	46,501
Marcone Group Inc (4)(9)	SF +	7.00%	11.74%	6/23/2028		4,362	4,336	4,099
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028		13,126	13,049	12,335
							378,941	377,368	4.32%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	8.30%	8/10/2029	C$	23,866	4,133	4,243
123Dentist Inc (4)(5)(9)	C +	5.00%	8.30%	8/10/2029	C$	56,771	43,361	39,584
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.84%	7/2/2031		158,606	156,397	158,908
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.25%	9.89%	7/2/2031		28,837	1,560	2,032
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031		16,655	(232)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.61%	7/2/2031		53,243	52,807	53,345
Aspen Dental Management Inc. (8)	SF +	3.75%	8.22%	12/23/2027		3,302	3,245	3,252
Aspen Dental Management Inc. (7)	SF +	5.75%	10.11%	12/23/2027		854	860	859
Accelerated Health Systems LLC (8)	SF +	4.25%	8.73%	2/15/2029		7,871	7,857	6,104
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028		41,092	40,655	39,597
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.59%	6/11/2027		10,019	9,972	9,633
Charlotte Buyer Inc (8)	SF +	4.75%	9.20%	2/11/2028		23,755	22,855	23,928
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027		2,993	676	676
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027		122,322	121,428	121,427
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027		15,692	15,578	15,577
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027		1,000	708	354

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2028	25,291	23,852	14,157
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	417	417	233
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	11	11	7
FC Compassus, LLC (4)(6)(9)				11/26/2030	15,811	(235)	(233)
FC Compassus, LLC (4)(6)(9)				11/26/2030	128	(2)	(2)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	11.45%	11/26/2030	1,163	1,146	1,145
FC Compassus, LLC (4)(6)(7)				11/26/2030	19,127	(282)	(282)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	10.27%	11/26/2030	144,937	142,797	142,798
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	25,608	(381)	(378)
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478	(258)	(258)
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.33%	11/21/2031	112,394	110,735	110,734
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700	(115)	(115)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	90,000	89,113	89,114
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031	13,909	(243)	(136)
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.86%	2/13/2031	154,914	152,732	153,401
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.86%	2/13/2031	54,046	10,016	10,498
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	10.02%	2/13/2031	22,375	21,937	22,156
Medline Borrower LP (8)	SF +	2.25%	6.61%	10/23/2028	15,060	14,959	15,130
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.03%	9/1/2028	2,246	2,209	1,938
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	44,311	43,473	43,871
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	14,770	14,491	14,624
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(89)	(40)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160	(91)	(91)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.36%	6/3/2030	16,646	16,481	16,481
Phoenix Newco Inc (8)	SF +	3.00%	7.36%	11/15/2028	16,715	16,641	16,851
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	9,164	9,072	9,164
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	26,744	26,448	26,744
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.26%	8/31/2029	107,652	106,322	107,652
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145	(108)	—
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	3,901	3,858	3,900
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	20,468	20,256	20,460
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,333	(7)	5
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.61%	11/19/2031	18,667	18,575	18,732
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.71%	12/4/2031	4,673	4,650	4,712
Tenet Healthcare Corp (5)(7)			5.13%	11/1/2027	2,695	2,716	2,642
Tivity Health Inc (4)(9)	SF +	5.00%	9.36%	6/28/2029	129,821	128,039	131,119
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.32%	7/17/2028	32,506	32,125	32,122
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.38%	7/17/2028	26,279	25,972	25,969
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.40%	7/17/2028	42,851	42,326	42,345
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	56,433	55,404	55,664
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	8,342	8,185	8,228
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	15,932	15,624	15,715
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2029	135,630	133,680	133,326
						1,774,311	1,769,621	20.26%
Household Goods and Home Construction
LHS Borrower LLC (8)	SF +	4.75%	9.21%	2/16/2029	6,876	6,835	6,589
						6,835	6,589	0.08%
Industrial Engineering

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.86%	10/2/2029	19,678	19,288	19,678
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.83%	4/3/2028	13,271	2,452	2,654
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.83%	4/2/2029	152,270	149,181	152,510
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.08%	11/22/2029	18,184	17,745	18,252
Rotation Buyer, LLC (4)(6)(9)				12/27/2031	17,062	(170)	(170)
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.08%	12/27/2031	8,731	1,869	1,869
Rotation Buyer, LLC (4)(9)	SF +	4.75%	9.08%	12/27/2031	66,540	65,876	65,876
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	€4,779	4,986	4,289
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50% (incl 2.00% PIK)	11.31%	12/1/2027	1,000	476	365
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	11.49%	12/1/2027	12,133	12,000	10,653
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	€8,416	9,408	7,553
TK Elevator US Newco Inc (5)(8)	SF +	3.50%	8.59%	4/30/2030	12,448	12,313	12,553
Wec US Holdings Inc (7)	SF +	2.25%	6.80%	1/27/2031	9,975	9,907	9,995
						305,331	306,077	3.50%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	121,353	116,459	116,634
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	€25,605	26,597	25,496
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	10,262	894	920
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.33%	4/10/2029	60,360	59,054	59,341
						203,004	202,391	2.32%
Industrial Support Services
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	€6,374	(257)	13
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.24%	2/8/2031	€44,620	46,399	46,316
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,459	7,431	7,492
Argos Health Holdings, Inc. (4)(9)	SF +	6.25%	10.90%	12/6/2027	647	640	613
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl 4.00% PIK)	13.09%	10/31/2029	116,720	114,465	115,480
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445	(271)	(143)
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660	(171)	(171)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	74,189	72,720	72,720
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189	(387)	(346)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	18,189	2,183	2,210
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	149,954	146,528	146,749
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558	(88)	—
Captive Resources Midco LLC (4)(9)	SF +	4.75%	9.11%	7/2/2029	92,942	91,794	92,942
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(6)(10)(18)				1/15/2026	1,115	—	—
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(7)(18)	SF +	11.50% PIK		1/15/2026	422	422	422
Chartis Group LLC (4)(9)	SF +	4.50%	8.85%	9/17/2031	81,797	81,013	81,454
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040	(245)	(105)
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716	(140)	(62)
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(258)	107
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(237)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.61%	10/1/2029	80,280	78,706	81,083
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423	(39)	44
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	6.25%	10.90%	12/6/2027	808	800	766
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2031	30,682	(303)	(300)
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000	(127)	(127)
EIS Legacy Holdco, LLC (4)(9)	SF +	4.75%	9.30%	11/5/2031	64,432	63,802	63,802
Employbridge, LLC (9)	SF +	4.75%	9.62%	7/19/2028	9,707	9,675	6,450

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426	(272)	—
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704	(168)	—
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.86%	3/12/2031	101,182	99,391	101,182
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	9.34%	4/29/2029	13,769	13,547	12,306
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	10.11%	12/16/2030	188,878	186,766	190,767
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221	(126)	(39)
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.57%	9/22/2028	88,901	88,443	88,560
Madison Safety & Flow LLC (7)	SF +	3.25%	7.61%	9/26/2031	3,679	3,670	3,711
NBG Acquisition Corp. (4)(6)(9)	SF +	5.50%	9.93%	11/6/2028	2,876	2,120	2,018
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.93%	11/6/2028	3,325	3,281	3,188
NBG Acquisition Corp. (4)(9)	SF +	5.50%	10.24%	11/6/2028	21,118	21,029	20,251
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800	(600)	(442)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125	(306)	(231)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	101,621	99,694	100,162
PEX Holdings LLC (4)(7)	SF +	2.75%	7.08%	11/26/2031	15,000	14,963	15,094
PG Polaris BidCo Sarl (5)(7)	SF +	3.00%	7.33%	3/26/2031	11,967	11,951	12,080
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.52%	2/7/2031	7,463	7,446	7,536
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	8,939	8,828	8,939
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(85)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.01%	8/31/2028	44,100	43,548	44,100
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.02%	8/31/2028	23,538	9,087	9,297
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	70,318	69,750	70,318
Sedgwick Claims Management Services, Inc. (7)	SF +	3.00%	7.59%	7/31/2031	19,061	18,890	19,199
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	14,991	14,806	14,991
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	117,830	116,488	117,830
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579	(47)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	4.75%	9.18%	9/13/2028	42,668	42,089	42,668
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	4.75%	9.43%	9/13/2028	5,956	2,888	2,963
Transnetwork LLC (4)(8)	SF +	4.75%	9.08%	12/29/2030	72,578	71,747	73,122
TruckPro, LLC (4)(12)	SF +	7.75%	12.49%	8/16/2028	69,649	68,135	67,475
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	8,249	8,172	8,208
Vaco Holdings LLC (9)	SF +	5.00%	9.48%	1/21/2029	13,103	13,064	12,164
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029	89,237	86,225	86,561
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	19,820	(147)	(191)
YA Intermediate Holdings II, LLC (4)(6)(13)	P +	4.00%	11.50%	10/1/2031	9,750	441	393
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	47,568	47,339	47,109
						1,886,102	1,898,698	21.74%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)	E +	6.25%	8.94%	5/31/2029	€11,245	3,404	3,495
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	€8,096	8,522	8,387
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	€22,264	23,436	23,066
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338	(163)	11
Truck-Lite Co, LLC (4)(6)(9)				2/13/2030	11,973	(204)	—
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.27%	2/13/2031	85,725	84,227	85,826
						119,222	120,785	1.38%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(8)	SF +	4.00%	9.08%	7/27/2028	6,912	6,834	6,984
Ascensus Holdings, Inc. (7)	SF +	3.00%	7.36%	8/2/2028	7,563	7,515	7,639
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	9.11%	6/3/2031	102,831	101,414	103,312
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	15,518	(223)	73
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539	(319)	—
DRW Holdings LLC (7)	SF +	3.50%	8.59%	6/26/2031	10,000	9,950	10,019

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Eisner Advisory Group LLC (8)	SF +	4.00%	8.36%	2/28/2031	6,002	5,949	6,078
Grant Thornton LLP (6)(7)				6/2/2031	380	—	1
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	6,860	6,860	6,870
June Purchaser LLC (6)(7)				11/28/2031	1,619	(6)	20
June Purchaser LLC (7)	SF +	3.25%	7.58%	11/28/2031	9,714	9,675	9,834
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	£10,435	(267)	(254)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	£51,131	64,985	62,764
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.11%	8/29/2031	16,300	5,003	5,081
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.08%	8/29/2031	6,100	755	783
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.11%	8/29/2031	27,600	27,337	27,463
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(102)	55
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.26%	9/4/2029	7,590	2,918	3,036
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,839	49,031	50,337
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.44%	11/17/2031	3,160	3,137	3,171
Orthrus Limited (4)(5)(6)(7)				12/5/2031	£15,961	(354)	(346)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	€30,652	31,887	31,206
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	£34,325	43,016	42,227
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	80,984	79,582	79,581
Osaic Holdings Inc (7)	SF +	3.50%	7.86%	8/17/2028	11,793	11,752	11,856
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.08%	4/4/2031	69,825	69,195	69,734
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000	(112)	(20)
Summit Acquisition Inc (4)(7)	SF +	3.75%	8.08%	10/16/2031	17,500	17,415	17,631
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.71%	9/22/2028	£22,553	26,785	28,650
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.20%	6/24/2031	£93,262	117,236	117,793
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	£6,211	(76)	69
						696,772	701,647	8.03%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.59%	9/7/2027	1,966	1,957	1,986
						1,957	1,986	0.02%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	14,811	14,748	14,867
						14,748	14,867	0.17%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	12,521	12,380	12,521
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(147)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	53,939	53,262	53,939
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859	(189)	—
AMR GP Limited (4)(5)(7)			10.50% (incl 5.25% PIK)	7/10/2034	1,030	1,001	1,025
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.83%	10/29/2027	2,766	1,745	1,766
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.99%	10/29/2027	39,914	39,342	39,651
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	1,118	1,109	1,065
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	19,648	19,481	18,718
Global Music Rights, LLC (4)(6)(9)	SF +	4.75%	9.10%	12/20/2031	46,796	4,214	4,214
Global Music Rights, LLC (4)(9)	SF +	5.25% (incl 2.88% PIK)	9.60%	12/20/2031	439,167	434,796	434,794
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	11.59%	10/29/2029	6,604	6,455	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.14%	10/29/2029	£15,493	18,879	19,590

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	€2,540	2,737	2,658
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	€3,048	3,192	3,189
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(129)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	11.59%	10/29/2029	30,478	29,811	30,783
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.64%	5/19/2031	12,087	11,812	12,029
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.98%	5/19/2031	£73,522	91,290	91,583
LOCI Bidco Limited (4)(5)(6)(8)				5/19/2031	46,320	(1,106)	(225)
McGraw-Hill Education Inc (8)	SF +	4.00%	8.33%	8/6/2031	10,010	9,877	10,136
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.65%	7/26/2028	€34,871	35,637	35,169
Renaissance Holding Corp. (8)	SF +	4.00%	8.36%	4/5/2030	7,900	7,764	7,891
						783,213	787,217	9.01%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.98%	2/23/2028	21,259	20,963	19,686
Bamboo US BidCo LLC (4)(6)(10)	SF +	5.25%	9.77%	9/30/2030	15,520	8,728	9,110
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855	(28)	(5)
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855	(29)	(5)
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(504)	—
Bamboo US BidCo LLC (4)(10)	E +	5.25%	8.25%	9/30/2030	€63,105	65,172	65,377
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.77%	9/30/2030	83,371	81,391	83,223
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	23,581	(345)	(181)
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.00%	9.33%	8/7/2031	16,674	14,354	14,461
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.25%	8/7/2031	154,751	152,904	153,560
Femur Buyer, Inc. (4)(6)(10)	SF +	7.50%	11.86%	9/18/2029	13,350	515	218
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	12.60%	3/18/2030	142,359	139,373	139,567
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	8.25%	10/31/2030	€63,783	65,912	67,269
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	110,940	108,126	112,050
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	61,964	60,981	62,583
PerkinElmer U.S. LLC (4)(6)(10)	SF +	5.00%	9.34%	3/13/2029	67,039	49,332	50,918
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	10.58%	5/12/2029	3,140	2,464	2,413
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.08%	5/12/2028	9,458	5,191	5,023
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.08%	5/12/2029	83,210	82,130	80,495
Resonetics, LLC (9)	SF +	3.25%	7.60%	6/18/2031	38,540	38,451	38,837
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025	14,798	8,057	3,275
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.18%	7/6/2029	125,455	123,229	124,215
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	1,738	1,730	1,759
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	15,762	15,684	15,955
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.83%	7/30/2031	90,262	89,414	90,262
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271	(125)	(1)
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.83%	2/28/2031	23,088	7,757	8,312
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506	(277)	—
Zeus Company LLC (4)(9)	SF +	5.50%	9.83%	2/28/2031	123,480	121,847	124,715
						1,262,397	1,273,091	14.58%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	10/30/2029	7,932	7,850	7,932
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	11/1/2029	39,250	39,037	39,250
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.34%	11/1/2029	14,125	14,125	14,125
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	4.75%	9.34%	11/1/2029	21,852	3,200	3,301
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	2,903	(11)	—
Acrisure LLC (7)	SF +	3.00%	7.36%	11/6/2030	20,058	20,047	20,116
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	21,337	21,201	21,337

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028		12,271	12,265	12,271
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028		43,278	43,255	43,278
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	10.09%	10/2/2028		5,177	4,855	4,952
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.11%	9/19/2031		18,698	18,547	18,769
AmWINS Group Inc (9)	SF +	2.25%	6.72%	2/19/2028		7,497	7,475	7,528
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.34%	12/29/2031		20,015	19,626	20,040
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.36%	6/13/2031		11,118	11,043	11,169
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028		5,017	394	420
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028		6,384	76	115
Galway Borrower LLC (4)(9)	SF +	4.50%	8.83%	9/29/2028		133,662	133,266	133,662
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.50%	7.83%	1/8/2032		3,509	3,500	3,500
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.11%	11/24/2028		14,317	4,015	4,145
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.86%	11/24/2028		31,964	31,714	31,964
HUB International Ltd (7)			7.25%	6/15/2030		10,517	10,517	10,789
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030		13,749	13,626	13,850
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		2,638	(22)	7
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		362	(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.51%	8/27/2028		65,028	64,658	65,194
Jones Deslauriers Insurance Management Inc. (5)(7)			8.50%	3/15/2030		14,487	14,470	15,319
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028		18,047	17,823	18,047
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.46%	10/14/2028		822	402	411
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028		7,114	7,033	7,114
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.48%	8/21/2031		15,223	258	258
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031		3,045	(14)	(15)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.36%	8/21/2031		26,388	26,263	26,256
TIH Insurance Holdings LLC (7)	SF +	2.75%	7.08%	5/6/2031		6,129	6,115	6,157
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027		25,756	25,585	25,756
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027		6,576	(44)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027		20,423	20,278	20,423
USI Inc/NY (7)	SF +	2.25%	6.58%	9/29/2030		12,872	12,853	12,869
USI Inc/NY (7)	SF +	2.25%	6.58%	11/21/2029		1,924	1,924	1,923
							617,203	622,232	7.12%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		9,685	(200)	(95)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.93%	12/7/2029		9,702	5,213	5,273
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.98%	12/7/2029		63,922	62,895	63,295
CVR CHC LP (4)(5)(7)	SF +	4.00%	8.35%	12/30/2027		5,417	5,371	5,372
							73,279	73,845	0.85%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	9.50%	12/27/2029		€170,600	172,546	171,451
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.58%	6/27/2030		119,426	118,333	120,277
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029		9,034	(81)	—
Puma Buyer LLC (4)(8)	SF +	5.50%	9.93%	7/16/2029		60,760	57,870	60,760
SWF Holdings I Corp (6)(10)				12/19/2029		94	—	1
SWF Holdings I Corp (10)	SF +	4.50%	8.86%	12/19/2029		73	69	74
SWF Holdings I Corp (10)	SF +	4.00%	8.47%	10/6/2028		667	625	600
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	A$	20,953	14,223	12,968
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	A$	34,767	25,582	21,517
Vital Bidco AB (4)(5)(6)(10)	SF +	4.50%	8.86%	10/29/2030		16,892	3,793	3,793
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.83%	10/29/2031		97,895	95,984	95,985
							488,944	487,426	5.58%
Personal Goods

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(362)
Daphne S.P.A. (4)(5)(7)	E +	6.75%	9.36%	5/23/2028		€45,354	47,871	42,855
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(50)	—
Spanx, LLC (4)(9)	SF +	5.25%	9.71%	11/20/2028		29,100	28,762	29,100
S&S Holdings LLC (8)	SF +	5.00%	9.36%	10/1/2031		11,970	11,792	11,966
							88,269	83,559	0.96%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031		68,762	67,599	68,915
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031		6,020	(29)	13
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031		127,562	126,951	127,844
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028		1,331	1,321	1,297
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(17)	(30)
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028		24,703	24,478	24,068
Creek Parent, Inc. (4)(6)(9)				12/18/2031		22,379	(362)	(362)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031		122,875	120,889	120,888
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.58%	12/4/2031		4,167	4,156	4,191
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028		€8,400	(163)	—
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.39%	10/27/2028		€82,300	80,711	85,263
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	A$	24,086	(126)	(121)
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	9.46%	11/15/2031	A$	243,533	155,947	149,498
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030		15,036	14,947	14,714
							596,302	596,178	6.83%
Real Estate Investment and Services
Associations Finance, Inc. (4)(10)	SF +	6.50%	11.32%	7/3/2028		55,555	55,509	56,111
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.32%	7/3/2028		4,316	717	763
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.28%	7/3/2028		3,459	1,726	1,729
							57,952	58,603	0.67%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	8.13%	12/5/2029		€21,626	22,770	22,405
Belron Finance 2019 LLC (8)	SF +	2.75%	7.27%	10/16/2031		14,106	14,072	14,258
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.40%	10/31/2029		427	87	92
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.52%	10/31/2029		14,496	14,370	14,496
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031		6,291	6,282	6,319
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027		44,549	43,690	44,218
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027		38,537	37,424	38,250
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.42%	7/28/2027		98,288	96,418	97,557
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028		15,275	15,212	15,244
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029		31,186	29,878	29,885
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.58%	8/31/2028		7,980	7,980	7,980
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029		15,393	15,332	15,442
							303,515	306,146	3.51%
Software and Computer Services
Acuris Finance US, Inc (7)	SF +	3.75%	8.08%	2/16/2028		8,362	8,242	8,427
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029		£47,995	56,036	59,920
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029		£91,991	110,265	114,847
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031		11,207	(109)	107
Artifact Bidco, Inc. (4)(8)	SF +	4.50%	8.83%	7/26/2031		45,788	45,359	46,230
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		2,562	(24)	(1)
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		5,443	(50)	(1)
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.39%	11/7/2029		39,600	38,800	39,503
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029		6,000	(121)	(15)
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.05%	11/7/2029		€18,428	19,312	19,059

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.44%	11/7/2029	1,000		990	998
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714		(732)	379
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(282)	—
Auditboard, Inc. (4)(9)	SF +	4.75%	9.08%	7/14/2031	159,000		157,518	159,795
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	8.93%	5/22/2031	€46,878		49,811	49,052
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324		(100)	—
Avalara, Inc. (4)(9)	SF +	6.25%	10.58%	10/19/2028	56,918		55,997	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.09%	8/15/2029	13,722		13,450	12,729
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	9.61%	5/14/2029	4,512		4,482	4,512
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	10.02%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	22,201		22,201	22,201
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	3,256		3,211	3,256
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	24,938		24,856	24,640
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(125)	(53)
Certinia Inc. (4)(10)	SF +	5.25%	9.74%	8/4/2030	52,071		51,026	51,561
Cloud Software Group Inc (8)	SF +	3.75%	8.08%	3/21/2031	4,789		4,789	4,810
Cloud Software Group Inc (8)	SF +	3.50%	7.83%	3/30/2029	13,835		13,276	13,893
Cloud Software Group Inc (7)			6.50%	3/31/2029	7,740		6,881	7,607
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(151)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(108)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.09%	2/27/2030	79,378		78,006	80,172
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	€9,441		9,835	9,976
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	€6,742		7,190	7,124
Denali Bidco Limited (4)(5)(7)	SN +	5.75%	10.45%	8/29/2030	£23,265		28,834	29,708
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£14,557		(340)	182
Denali Bidco Limited (4)(5)(7)	E +	5.25%	7.93%	8/29/2030	€15,916		16,655	16,654
EasyPark Strategy AB (4)(5)(6)(8)				12/19/2031	€34,030		(528)	(526)
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.65%	12/19/2031	€73,844		75,383	75,361
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.68%	12/19/2031	231,454	kr	19,912	20,034
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.27%	12/19/2031	45,034		44,362	44,362
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	10,431		10,337	10,535
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	8,681		8,603	8,768
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£33,323		41,482	41,809
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£14,938		18,587	18,742
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£49,854		61,683	62,550
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.86%	12/24/2029	64,093		63,296	64,734
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229		(44)	32
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.86%	12/24/2029	4,913		85	146
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	(50)
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.75%	9.23%	11/12/2030	3,857		495	495
HT Intermediary III, Inc. (4)(9)	SF +	4.75%	9.20%	11/12/2030	42,429		42,221	42,221
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	9.96%	11/3/2027	1,000		637	641
Huskies Parent, Inc. (4)(9)	SF +	5.50%	9.96%	11/3/2028	24,898		24,618	24,721
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.59%	12/1/2028	152,782		151,014	154,309
IRI Group Holdings, Inc. (4)(6)(13)	SF +	5.00%	9.36%	12/1/2027	9,023		1,701	1,805
Kona Buyer, LLC (4)(6)(9)	SF +	4.50%	9.13%	7/23/2031	33,256		6,307	6,959
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273		(322)	321
Kona Buyer, LLC (4)(9)	SF +	4.50%	9.13%	7/23/2031	113,129		112,069	114,220
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(145)	—
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(335)	(335)
Kryptona Bidco US, LLC (4)(7)	E +	5.75%	8.61%	12/18/2031	€35,648		36,225	36,197

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Kryptona Bidco US, LLC (4)(9)	SF +	5.75%	10.10%	12/18/2031	154,039		150,975	150,974
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	2,176		2,168	2,146
McAfee Corp (8)	SF +	3.00%	7.37%	3/1/2029	7,840		7,819	7,857
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.85%	10/30/2028	79,937		79,937	75,427
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	€5,188		(84)	(51)
Meralm Bidco AB (4)(5)(8)	E +	5.25%	8.64%	8/29/2031	€32,844		35,785	33,701
Meralm Bidco AB (4)(5)(8)	SF +	5.25%	9.69%	8/29/2031	13,695		13,500	13,564
Meralm Bidco AB (4)(5)(8)	ST +	5.25%	8.33%	8/29/2031	413,484	kr	39,690	37,016
Meralm Bidco AB (4)(5)(8)	N +	5.25%	9.99%	8/29/2031	263,366	kr	24,479	22,921
Meralm Bidco AB (4)(5)(8)	E +	8.50%	11.89%	8/29/2031	€46,695		50,875	47,891
Mitchell International, Inc. (8)	SF +	3.25%	7.61%	6/17/2031	9,975		9,929	9,993
NAB Holdings, LLC (8)	SF +	2.75%	7.08%	11/23/2028	2,909		2,906	2,929
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	8.14%	2/10/2028	1,775		1,768	1,206
New Era Technology, Inc. (4)(10)	SF +	6.25%	10.99%	10/31/2026	19,013		19,013	18,036
OEConnection LLC (9)	SF +	5.00%	9.36%	4/22/2031	67,288		66,682	67,162
OEConnection LLC (6)(9)				4/22/2031	11,741		(112)	(22)
OEConnection LLC (6)(9)				4/22/2031	7,338		(66)	(14)
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	9.33%	5/28/2030	205,136		202,366	205,668
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(342)	—
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657		(79)	(39)
Oranje Holdco, Inc. (4)(10)	SF +	7.75%	12.32%	2/1/2029	33,837		33,262	33,552
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	11.82%	2/1/2029	15,917		15,635	15,657
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	6,265		6,230	5,846
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(99)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.08%	10/17/2029	82,061		81,013	82,405
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.34%	9/19/2028	4,333		1,695	1,742
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.37%	9/19/2028	42,358		41,822	42,358
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.58%	10/26/2030	18,957		18,704	19,102
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.47%	3/10/2028	14,469		14,400	14,555
Proofpoint, Inc. (8)	SF +	3.00%	7.36%	8/31/2028	2,366		2,366	2,381
QBS Parent, Inc. (6)(9)				11/7/2031	3,820		(19)	(31)
QBS Parent, Inc. (9)	SF +	4.75%	9.27%	11/7/2031	36,180		36,003	36,135
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	7,236		7,167	7,236
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	39,638		39,150	39,638
Red Planet Borrower, LLC (8)	SF +	5.25%	9.61%	10/2/2028	2,188		2,103	2,196
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	—
Riley MergeCo LLC (4)(10)	SF +	5.50%	9.97%	9/23/2027	1,799		1,780	1,799
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	63,014		(619)	(608)
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	44,454		(429)	(429)
Severin Acquisition, LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.36%	10/1/2031	301,020		298,133	298,117
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.08%	2/16/2029	4,286		2,086	2,143
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.11%	2/16/2029	1,071		416	429
Smarsh Inc. (4)(9)	SF +	5.75%	10.08%	2/16/2029	17,143		16,935	17,143
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	€16,592		9,228	9,178
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	€3,130		(51)	(46)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	€41,812		44,636	42,700
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030	30,127		29,367	29,833
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.25%	3/10/2028	3,289		164	197
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.08%	3/10/2028	21,113		20,936	21,113
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	9.39%	3/10/2028	£35,885		43,555	44,925
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031	9,878		9,868	9,960

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.25%	4/5/2029		18,948	18,704	18,948
Wave Distribution Holdings LLC (10)	SF +	3.50%	7.95%	3/5/2027		2,378	2,375	2,396
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.11%	9/28/2029		10,911	10,866	10,942
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.61%	11/26/2031		5,000	4,975	5,024
Zendesk Inc (4)(6)(9)				11/22/2028		39,321	(620)	—
Zendesk Inc (4)(6)(9)				11/22/2028		17,940	(233)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.33%	11/22/2028		160,987	158,911	160,987
							3,221,244	3,247,779	37.19%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.25%	2/1/2029		8,780	8,734	8,774
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.49%	1/27/2028		5,122	972	907
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028		44,646	43,933	43,403
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.23%	1/27/2028		2,318	2,318	2,253
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027		973	962	973
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027		2,526	2,499	2,526
							59,418	58,836	0.67%
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029		18,242	18,201	18,407
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030		7,880	7,763	7,906
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029		55,978	54,978	55,057
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029		6,365	(114)	(105)
							80,828	81,265	0.93%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	9.85%	8/2/2027		7,360	7,274	7,398
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028		2,912	2,890	2,912
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028		1,143	1,133	1,143
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028		13,707	13,580	13,707
							24,877	25,160	0.29%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)(18)	SN +	6.00%		9/8/2028		£2,437	315	189
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£7,749	10,099	6,990
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£4,509	5,909	4,068
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£4,676	6,126	4,219
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029		9,853	9,613	9,901
Havila Kystruten Operations AS (4)(5)(15)	E +	8.75% (incl 2.00% PIK)	11.82%	7/27/2026		€19,254	21,342	20,894
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	A$	3,579	417	351
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	A$	32,211	21,202	19,107
IRB Holding Corp. (9)	SF +	2.50%	6.86%	12/15/2027		2,670	2,670	2,676
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031		5,522	(108)	(132)
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.37%	8/22/2030		14,733	1,196	892
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	10.02%	8/22/2031		94,534	91,998	92,276
Life Time, Inc. (7)	SF +	2.50%	7.03%	11/5/2031		3,318	3,310	3,335
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029		50,665	49,350	49,421
The One Group, LLC (4)(6)(7)				10/31/2028		6,649	(170)	(250)
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	12.96%	3/27/2028		140,024	137,830	141,425
UFC Holdings LLC (5)(7)	SF +	2.25%	6.77%	11/21/2031		2,105	2,103	2,119
							363,202	357,481	4.09%
Total First Lien Debt							$15,486,148	$15,523,726	177.74%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Second Lien Debt
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	12.70%	8/11/2028	$535	$511	$532
						511	532	0.01%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(7)(18)	SF +	8.25%		4/29/2030	9,000	8,832	3,938
Sedgwick Claims Management Services, Inc. (4)(7)	SF +	5.00%	9.59%	7/30/2032	25,000	24,760	24,938
						33,592	28,876	0.33%
Total Second Lien Debt						$34,103	$29,408	0.34%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027	$53,265	$52,483	$52,644
						$52,483	$52,644	0.60%
Real Estate and Investment Services
Link Apartments Opportunity Zone REIT, LLC(4)(6)(16)				12/27/2029	9,355	(187)	(187)
Link Apartments Opportunity Zone REIT, LLC(4)(16)	SF +	7.50%	11.83%	12/27/2029	16,371	16,044	16,044
						15,857	15,857	0.18%
Total Other Secured Debt						$68,340	$68,501	0.78%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)			15.00% PIK	7/16/2029	$15,520	$15,520	$15,520
						15,520	15,520	0.18%
Health Care Providers
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	323	319	320
VetCor Group Holdings LLC (4)(7)			14.75% PIK	9/3/2030	277	272	283
VetCor Group Holdings LLC (4)(7)			13.75% PIK	9/3/2030	1,025	1,012	1,016
						1,603	1,619	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	112	111	89
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	202	198	161
DCA Acquisition Holdings LLC (4)(7)			13.13% PIK	12/28/2032	1,190	1,175	947
						1,484	1,197	0.01%
Non-life Insurance

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,885	6,210
						5,885	6,210	0.07%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	8,946	8,909	8,946
Associations Finance, Inc. (4)(7)			14.25% PIK	5/3/2030	3,416	3,402	3,416
						12,311	12,362	0.14%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.74%	4/29/2032	£1,688	2,079	2,128
						2,079	2,128	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)			5.50%	5/1/2026	7,000	7,041	6,986
						7,041	6,986	0.08%
Total Unsecured Debt						$45,923	$46,022	0.53%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.33%	7/20/2037	$4,000	$4,000	$4,076
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	11.32%	11/2/2030	4,126	3,733	4,121
AMMC CLO XII Ltd (5)(7)	SF +	6.18%	11.30%	11/10/2030	2,000	2,002	2,014
ARES CLO Ltd (5)(7)	SF +	6.70%	11.32%	4/20/2037	5,000	5,000	5,126
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	11.49%	7/16/2037	2,000	2,000	2,060
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	10.77%	10/20/2037	4,500	4,500	4,639
Benefit Street Partners CLO XXXVI Ltd (5)(7)	SF +	5.50%	9.91%	1/25/2038	4,750	4,750	4,762
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.28%	7/27/2031	1,200	975	1,194
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	11.78%	4/20/2037	2,000	1,962	2,031
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	2,219
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	14.65%	10/24/2034	2,500	2,356	2,518
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	4.65%	9.09%	1/15/2037	1,000	1,000	1,016
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	7.91%	12.35%	1/15/2037	5,000	4,901	5,046
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	11.21%	7/20/2037	3,000	2,971	3,070
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	11.46%	1/15/2033	1,469	1,309	1,477
OCP CLO Ltd (5)(7)	L +	6.52%	11.43%	10/17/2030	2,008	2,010	2,011
Octagon 52 Ltd (5)(7)	SF +	7.33%	11.96%	7/23/2037	5,000	4,952	5,116
Octagon 63 Ltd (5)(7)	SF +	6.50%	11.12%	7/20/2037	3,000	3,000	3,066
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	11.80%	7/18/2039	3,000	2,986	3,086
Onex Clo Subsidiary 2024-3 Ltd (5)(7)	SF +	6.00%	11.02%	7/20/2037	5,000	5,000	5,092
Rad CLO Ltd (5)(7)	SF +	6.51%	11.17%	4/15/2034	2,500	2,504	2,522
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	11.58%	1/15/2032	3,000	2,691	3,027
Vibrant CLO XII Ltd (5)(7)	SF +	6.94%	11.56%	4/20/2034	2,000	2,000	2,000
Voya CLO Ltd (5)(7)	SF +	6.00%	10.82%	7/20/2037	4,000	4,000	4,103
						72,893	75,392	0.86%
Total Structured Finance						$72,893	$75,392	0.86%

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(21)					2,000	$1,940	$2,325
Club Car Wash Preferred, LLC (4)(21)			15.00% PIK		8,817	8,817	8,817
Club Car Wash Preferred, LLC (4)(21)			15.00% PIK		13,118	13,118	13,118

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Rapid Express Preferred, LLC (4)(21)			15.00% PIK		2,784	2,784	2,784
Rapid Express Preferred, LLC (4)(21)			15.00% PIK		5,868	5,868	5,868
Thrasio Holdings, Inc. (4)(21)					19,015	—	—
						32,527	32,912	0.38%
Electricity
IP Operating Portfolio I, LLC (4)(21)					3	68	433
						68	433	—%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(21)					—	—	—
ELNG Equity LLC (4)(21)					78,038	—	—
						—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)(21)					2,000	1,960	2,350
						1,960	2,350	0.03%
Media
OneTeam Partners, LLC (4)(21)			8.00%		1,000	1,000	1,209
Racing Point UK Holdings Limited (4)(5)(21)					168	1,008	976
						2,008	2,185	0.03%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P.(4)(21)					9,000	9,000	9,000
						9,000	9,000	0.10%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(21)					6,667	12	3
The ONE Group Hospitality, Inc. (4)(21)					11,911	61	35
The ONE Group Hospitality, Inc. (4)(21)					1,000	877	970
						950	1,008	0.01%
Total Equity Investments						$46,513	$47,888	0.55%
Total Investments - Non-Controlled/Non-Affiliated						$15,753,920	$15,790,937	180.80%

Non-Controlled/Affiliated Investments
First Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		5/1/2028	$5,454	$5,306	$5,454
						5,306	5,454	0.06%
Total First Lien Debt						$5,306	$5,454	0.06%

Second Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.02%
Total Second Lien Debt						$1,881	$1,932	0.02%

Equity Investments
Industrial Support Services
Southern Graphics Holdings LLC (4)(19)(21)					274	$2,333	$3,069
						2,333	3,069	0.04%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(19)(20)(21)					10,101	9,891	9,514
						9,891	9,514	0.11%
Total Equity Investments						$12,224	$12,583	0.14%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total Investments - Non-Controlled/Affiliated					$19,411	$19,969	0.23%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(19)(21)					$297,747	$320,350
Total Investments in Joint Ventures					$297,747	$320,350	3.67%
Total Investments - Controlled/Affiliated					$297,747	$320,350	3.67%
Total Investment Portfolio					$16,071,078	$16,131,256	184.70%

Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		4.35%		$155,290	$155,290	$155,290
Total Cash Equivalents					$155,290	$155,290	1.78%
Total Investment Portfolio, Cash Equivalents					$16,226,368	$16,286,546	186.47%
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

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, STIBOR, NIBOR, BS or BBSW and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 21.0% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	$12,397	$30
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,859	—
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	16,655	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	26,860	51
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	2,903	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,551	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	13
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	6,604	13
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	8,935	(355)
Alera Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	277	3
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	982	(6)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	11,100	(27)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,716	(52)
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	108
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	6,000	(15)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,355	—
Associations Finance, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,596	36
Associations Finance, Inc.	1st Lien Senior Secured Revolving Loan	1,729	—
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	(143)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	—
Auditboard, Inc.	1st Lien Senior Secured Delayed Draw Loan	75,714	379
Avalara, Inc.	1st Lien Senior Secured Revolving Loan	6,324	—
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	8,660	(171)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(347)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,590	(333)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	23,539	—
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	15,518	73
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	(5)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	(5)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	6,383	(11)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
BradyplusUS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	335	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	9,561	—
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,536	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,333	(43)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,685	(95)
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	30,948	241
Capripack Debtco PLC	1st Lien Senior Secured Delayed Draw Loan	27,080	211
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	11,985	(233)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	4,072	(113)
CD&R Galaxy UK Intermediate 3 Limited	1st Lien Senior Secured Delayed Draw Loan	1,115	—
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	(53)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	25,040	(105)
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	(62)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	48,213	(13)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	23,581	(181)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	2,084	(16)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	107
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	44
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	71
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(30)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(362)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,122	(363)
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	18,224	182
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,294	(17)
Dolcetto HoldCo S.P.A.	1st Lien Senior Secured Delayed Draw Loan	8,702	—
Dwyer Instruments Inc	1st Lien Senior Secured Delayed Draw Loan	13,403	(131)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	19,177	(187)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	8,155	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
EasyPark Strategy AB	1st Lien Senior Secured Delayed Draw Loan	35,255	(527)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	30,682	(300)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	(127)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,426	—
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	—
Enstall Group B.V.	1st Lien Senior Secured Delayed Draw Loan	1,157	(77)
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	3,229	32
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,767	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	245	(98)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	28,345	(277)
FC Compassus, LLC	1st Lien Senior Secured Revolving Loan	19,127	(282)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	128	(2)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	15,811	(233)
Femur Buyer, Inc.	1st Lien Senior Secured Revolving Loan	12,549	(549)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	12,031	(96)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,891	—
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	4,598	—
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	6,269	—
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	42,117	(419)
Grant Thornton LLP	1st Lien Senior Secured Delayed Draw Loan	380	1
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	14,907	(121)
HB AcquisitionCo PTY LTD	1st Lien Senior Secured Delayed Draw Loan	1,772	(75)
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	10,172	—
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	(50)
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,343	(16)
Huskies Parent, Inc.	1st Lien Senior Secured Revolving Loan	353	(2)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	(39)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,608	(379)
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	(258)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	362	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	2,638	7
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	51
IP Operations II Investco, LLC	1st Lien Senior Secured Delayed Draw Loan	10,606	(102)
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	7,218	—
IXM Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	491	5
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,053	—
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	20
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	11,700	(115)
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	33,273	321
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	26,618	257
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	—
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(335)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	5,522	(132)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	13,259	(523)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	9,355	(187)
LOCI Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	46,320	(225)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	13,063	(254)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	5,287	(26)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	11,138	(55)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	43,020	(420)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(136)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,375	(51)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	55

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	4,554	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	740	(30)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	214	—
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	91	—
NTH Degree Purchaser, INC	1st Lien Senior Secured Delayed Draw Loan	30,800	(443)
NTH Degree Purchaser, INC	1st Lien Senior Secured Revolving Loan	16,125	(231)
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	(14)
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	11,741	(22)
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	—
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(39)
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	19,982	(346)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(40)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,160	(91)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	411	—
PerkinElmer U.S. LLC	1st Lien Senior Secured Delayed Draw Loan	16,791	168
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	8,513	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	4,162	(120)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	631	(19)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	—
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
QBS Parent, Inc.	1st Lien Senior Secured Revolving Loan	3,820	(31)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,617	—
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,333	5
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(105)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	—
Rockefeller Capital Management	1st Lien Senior Secured Delayed Draw Loan	15,000	(20)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	17,062	(170)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	6,776	(68)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,000	—
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	14,240	—
Severin Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	63,014	(608)
Severin Acquisition, LLC	1st Lien Senior Secured Revolving Loan	44,454	(429)
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	3,045	(15)
Sig Parent Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	14,889	(74)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	643	—
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	4,511	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,993	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	14,086	(90)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,176	—
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	14,474	145
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	94	1
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,243	(46)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	7,766	(111)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	6,649	(250)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	513	(63)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,092	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	9,338	11
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	—
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	—
Violin FINCO Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	7,776	69

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	12,771	(248)
Vital Care Buyer, LLC	1st Lien Senior Secured Revolving Loan	13,271	—
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	9,263	(89)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	19,820	(191)
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,098	31
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	—
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	15,007	150
Total		$2,128,723	$(11,074)

(7)    There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(9)The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(10)The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(11)The interest rate floor on these investments as of December 31, 2024 was 1.25%.
(12)The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(13)The interest rate floor on these investments as of December 31, 2024 was 1.75%.
(14)The interest rate floor on these investments as of December 31, 2024 was 2.00%.
(15)The interest rate floor on these investments as of December 31, 2024 was 2.50%.
(16)The interest rate floor on these investments as of December 31, 2024 was 3.00%.
(17)The interest rate floor on these investments as of December 31, 2024 was 3.25%.
(18)Loan was on non-accrual status as of December 31, 2024.
(19)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% (inclusive) of the portfolio company’s outstanding voting securities. For purposes of determining the classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of December 31, 2024, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$9,947	$—	$(228)	$736	$—	$10,455	$—
SLF V AD1 Holdings, LLC	9,877	—	—	(363)	—	9,514	—
Total Non-Controlled/Affiliated Investments	$19,824	$—	$(228)	$373	$—	$19,969	$—
Controlled/Affiliated Investments
ULTRA III, LLC	$124,003	$184,157	$(11,923)	$24,113	$—	$320,350	$27,828
Total Controlled/Affiliated Investments	$124,003	$184,157	$(11,923)	$24,113	$—	$320,350	$27,828
(20)These investments are not pledged as collateral under the Credit Facilities, 2023 CLO Secured Notes and/or 2024 CLO Secured Notes.
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $380,821, or 4.36% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company	Investment	Acquisition Date
CG Parent Intermediate Holdings, Inc.	Senior Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
IP Operating Portfolio I, LLC	Class B Units	February 3, 2022
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
BCPE Virginia HoldCo, Inc.	Senior Preferred Stock	December 14, 2023
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
OneTeam Partners, LLC	Class D Units	September 15, 2022
Creek Feeder, L.P.	LP Interest	December 16, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
ULTRA III, LLC	LLC Interest	June 1, 2023
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 37,180	Euro 35,328	Deutsche Bank AG	3/21/2025	$454
U.S. Dollars 181,128	Euro 171,728	Goldman Sachs Bank USA	3/21/2025	2,608
U.S. Dollars 4,371	Euro 4,118	Goldman Sachs Bank USA	6/23/2025	68
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	193
U.S. Dollars 9,336	British Pound 7,414	Goldman Sachs Bank USA	3/21/2025	59
U.S. Dollars 2,893	British Pound 2,294	Goldman Sachs Bank USA	6/23/2025	24
U.S. Dollars 21,101	Norwegian Krone 235,621	Goldman Sachs Bank USA	6/23/2025	402
U.S. Dollars 34,141	Singaporean Dollars 45,400	Goldman Sachs Bank USA	6/23/2025	651
U.S. Dollars 181,862	Australian Dollars 285,419	SMBC Capital Markets, Inc.	3/21/2025	5,196
U.S. Dollars 22,142	Australian Dollars 32,855	SMBC Capital Markets, Inc.	6/23/2025	1,797
U.S. Dollars 44,863	Canadian Dollars 63,603	SMBC Capital Markets, Inc.	3/21/2025	494
U.S. Dollars 325,846	Euro 306,562	SMBC Capital Markets, Inc.	3/21/2025	7,156
U.S. Dollars 107,880	Euro 96,430	SMBC Capital Markets, Inc.	6/23/2025	7,108
U.S. Dollars 99,148	Euro 87,833	SMBC Capital Markets, Inc.	9/23/2025	6,860
U.S. Dollars 375,774	British Pound 296,306	SMBC Capital Markets, Inc.	3/21/2025	5,046
U.S. Dollars 26,734	Norwegian Krone 283,987	SMBC Capital Markets, Inc.	6/23/2025	1,786
U.S. Dollars 43,783	Swedish Kroner 445,859	SMBC Capital Markets, Inc.	6/23/2025	3,101
Total				$43,003

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(36)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(335)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(127)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,288)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	182
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	58
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(8,739)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	(1,225)
Total Interest Rate Swaps						$(11,510)
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

On December 3, 2024, HPS entered into an agreement with BlackRock, Inc. (NYSE: BLK) for BlackRock, Inc. to acquire 100% of HPS. The acquisition is subject to customary closing conditions and is expected to close in 2025. As of December 31, 2024, management does not expect that the acquisition will materially impact the Company.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of December 31, 2024 there was $10.6 million of collateral pledged which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, $10.6 million of collateral was invested in a money market fund. As of December 31, 2023, there was no collateral pledged or received.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2024, 2023 and 2022, the Company recorded non-recurring interest income of $64.6 million, $16.4 million and $1.9 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, the Company had certain investments in eight and three portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $31.9 million, $0.5 million and $0.0 million, respectively, of dividend income, of which, $3.9 million, $0.4 million and $0.0 million, respectively, relate to PIK dividends.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
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
For the years ended December 31, 2024, 2023 and 2022, the Company accrued $5.1 million, $1.5 million and $0.8 million of U.S. federal excise tax, respectively.
Allocation of Income, Expenses, Gains and Losses
Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

Distributions
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s chief executive officer, president and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
The Investment Advisory Agreement was effective for an initial one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related Securities and Exchange Commission (the “SEC”) guidance and interpretations. The Investment Advisory Agreement was renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025. The Investment Advisory Agreement was most recently approved by the Board on October 22, 2024 and renewed on November 27, 2024.

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

For the years ended December 31, 2024 and 2023, base management fees were $90.2 million and $52.9 million, respectively. For the year ended December 31, 2022, base management fees were $26.5 million, all of which were voluntarily waived by the Adviser. As of December 31, 2024 and 2023, $9.4 million and $5.6 million, respectively, were payable to the Adviser related to management fees.
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

The Adviser agreed to waive the income based incentive fee from the date on which the Company broke escrow for the Offering through December 31, 2022. For the years ended December 31, 2024 and 2023, income based incentive fees were $113.9 million and $70.5 million, respectively. For the year ended December 31, 2022, income based incentive fees were $23.2 million, all of which were voluntarily waived by the Adviser. As of December 31, 2024 and 2023, $32.0 million and $20.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the years ended December 31, 2024, 2023 and 2022, capital gains incentive fees accrued were $9.4 million, $3.5 million and $0.0 million, respectively. As of December 31, 2024 and 2023, the Company accrued $12.9 million and $3.5 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
Administration Agreement

On January 20, 2022, the Company entered into an agreement (the “Administration Agreement”), subsequently amended on November 27, 2024, with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in the Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

The amount of the reimbursement payable to the Administrator for administrative services will be the lesser of (1) Administrators’ actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company does not reimburse the Administrator for any services for which it receives a separate fee, or for (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator.

Unless earlier terminated as described below, the Administration Agreement was effective for a one-year term ending on June 30, 2024 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Administration Agreement was renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025. The Administration Agreement was most recently approved by the Board on October 22, 2024 and renewed on November 27, 2024.
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $4.5 million, $2.5 million and $1.8 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, there was $4.0 million and $2.5 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No distribution and/or shareholding servicing fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company will not pay any other fees to the Managing Dealer. As set forth in and pursuant to the managing dealer agreement with Emerson Equity LLC, the Company paid Emerson Equity LLC, the Company’s managing dealer prior to April 11, 2024, certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that was payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by Emerson Equity LLC with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 on June 30, 2023 related to a follow-on offering of shares of the Company, HPS agreed to pay and paid a one-time fee of $60,000 to Emerson Equity LLC. For the avoidance of doubt, such fee was borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) was not borne or paid directly or indirectly by the Company or the shareholders.

The Company or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on the Company’s behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees).

The Company will cease paying the shareholder servicing and/or distribution fees on the Class D shares, Class F shares and Class S shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including the shareholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the Offering.

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
For the year ended December 31, 2024, the Company incurred shareholder servicing and/or distribution fees of $2.4 million, $19.7 million, and $2.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the year ended December 31, 2023, the Company incurred shareholder servicing and/or distribution fees of $1.4 million, $13.1 million, and $0.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the year ended December 31, 2022, the Company incurred shareholder servicing and/or distribution fees of $0.6 million and $6.6 million, which were attributable to Class D and Class F shares, respectively, of which $0.5 million and $4.9 million, respectively, were waived during the period. As of December 31, 2024 and 2023, there was $2.5 million and $1.5 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.
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

The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

For the years ended December 31, 2024 and 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser. For the year ended December 31, 2022, the Adviser made Expense Payments in the amount of $4.3 million and Reimbursement Payments made to the Adviser were $4.3 million.

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
(1)Included in this amount is $1.2 million of Expense Payments made by the Adviser, relating to expenses incurred prior to the Company breaking escrow on February 3, 2022. Although such expenses became payable by the Company upon breaking escrow (as recorded in the Consolidated Statements of Operations within “Reimbursable expenses previously borne by Adviser”), they were supported by the Adviser under the prior expense support and conditional reimbursement agreement.

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

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$15,491,454	$15,529,180	96.27%	$8,919,865	$9,002,695	96.93%
Second lien debt	35,984	31,340	0.19	64,782	67,087	0.72
Other secured debt	68,340	68,501	0.42	—	—	—
Unsecured debt	45,923	46,022	0.29	28,901	29,101	0.31
Structured finance investments	72,893	75,392	0.47	28,427	29,868	0.32
Investments in joint ventures	297,747	320,350	1.99	125,513	124,003	1.33
Equity investments	58,737	60,471	0.37	36,313	36,656	0.39
Total	$16,071,078	$16,131,256	100.00%	$9,203,801	$9,289,410	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2024		December 31, 2023
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$559,297	3.47%	$475,845	5.12%
Alternative Energy	23,816	0.15	16,743	0.18
Asset Based Lending and Fund Finance	52,644	0.33	21,341	0.23
Automobiles and Parts	86,075	0.53	112,957	1.22
Chemicals	18,292	0.11	15,157	0.16
Construction and Materials	201,635	1.25	57,171	0.62
Consumer Services	710,693	4.41	627,950	6.76
Electricity	115,563	0.72	83,267	0.90
Electronic and Electrical Equipment	111,037	0.69	1,015	0.01
Finance and Credit Services	64,335	0.40	59,003	0.64
Food Producers	179,459	1.11	152,576	1.64
Gas, Water and Multi-utilities	43,542	0.27	43,604	0.47
General Industrials	377,368	2.34	405,330	4.36
Health Care Providers	1,771,772	10.98	962,244	10.36
Household Goods and Home Construction	6,589	0.04	6,937	0.07
Industrial Engineering	306,077	1.90	254,138	2.74
Industrial Metals and Mining	202,391	1.25	11,895	0.13
Industrial Support Services	1,940,379	12.03	1,063,701	11.45
Industrial Transportation	120,785	0.75	33,196	0.36
Investment Banking and Brokerage Services	701,647	4.35	160,345	1.73
Investments in Joint Ventures	320,350	1.99	124,003	1.33
Leisure Goods	1,986	0.01	1,991	0.02
Life Insurance	14,867	0.09	5,884	0.06
Media	789,402	4.89	605,503	6.52
Medical Equipment and Services	1,274,288	7.90	802,273	8.64
Non-life Insurance	628,442	3.90	531,031	5.72

Oil, Gas and Coal	73,845	0.46	44,818	0.48
Personal Care, Drug and Grocery Stores	487,426	3.02	120,098	1.29
Personal Goods	83,559	0.52	76,471	0.82
Pharmaceuticals and Biotechnology	605,178	3.75	268,572	2.89
Real Estate Investment and Services	86,822	0.54	39,500	0.43
Retailers	306,146	1.90	113,500	1.22
Software and Computer Services	3,249,907	20.14	1,472,951	15.86
Structured Finance	75,392	0.47	29,868	0.32
Technology Hardware and Equipment	58,836	0.36	70,623	0.76
Telecommunications Equipment	81,265	0.50	14,880	0.16
Telecommunications Service Providers	32,146	0.20	70,997	0.76
Travel and Leisure	368,003	2.28	332,032	3.57
Total	$16,131,256	100.00%	$9,289,410	100.00%
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$13,526,427	$13,615,550	84.40%	155.90%
United Kingdom	963,353	970,468	6.02	11.11
Sweden	403,151	394,051	2.44	4.51
Australia	283,869	264,325	1.64	3.03
Spain	207,908	206,399	1.28	2.36
France	135,592	133,330	0.83	1.53
Italy	128,313	127,756	0.79	1.46
Germany	115,723	116,321	0.72	1.33
Austria	88,588	89,741	0.56	1.03
Canada	90,609	86,461	0.54	0.99
Taiwan	47,223	46,563	0.29	0.53
Singapore	32,957	33,059	0.20	0.38
Norway	21,342	20,894	0.13	0.24
Belgium	14,072	14,258	0.09	0.16
Luxembourg	11,951	12,080	0.07	0.14
Total	$16,071,078	$16,131,256	100.00%	184.70%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,068,735	$8,122,771	87.44%	156.65%
United Kingdom	426,120	444,188	4.78	8.57
Australia	264,309	266,377	2.87	5.14
Italy	127,737	137,270	1.48	2.65
Canada	78,148	77,962	0.84	1.50
Germany	68,533	71,499	0.77	1.38
Taiwan	46,557	40,359	0.43	0.78
France	35,514	37,969	0.41	0.73
Spain	31,515	33,196	0.36	0.64
Singapore	31,713	32,862	0.35	0.63
Norway	24,920	24,957	0.27	0.48
Total	$9,203,801	$9,289,410	100.00%	179.15%
As of December 31, 2024 and 2023, the Company had certain investments in eight and three portfolio companies on non-accrual status, respectively, which represented 0.70% and 0.33% of total debt and income producing investments, at fair value, respectively.
As of December 31, 2024 and 2023, on a fair value basis, 99.3% and 98.6%, respectively, of performing debt investments bore interest at a floating rate and 0.7% and 1.4%, respectively, of performing debt investments bore interest at a fixed rate.
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

The following table presents the fair value hierarchy of investments and cash equivalents:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,175,758	$14,353,422	$15,529,180
Second lien debt	—	—	31,340	31,340
Other secured debt	—	—	68,501	68,501
Unsecured debt	—	13,196	32,826	46,022
Structured finance investments	—	75,392	—	75,392
Equity investments	—	—	60,471	60,471
Total investments	—	1,264,346	14,546,560	15,810,906
Investments measured at NAV(1)	—	—	—	320,350
Total	$—	$1,264,346	$14,546,560	$16,131,256
Cash equivalents	$155,290	$—	$—	$155,290

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,046,460	$7,956,235	$9,002,695
Second lien debt	—	47,646	19,441	67,087
Unsecured debt	—	13,165	15,936	29,101
Structured finance investments	—	29,868	—	29,868
Equity investments	—	—	36,656	36,656
Total investments	—	1,137,139	8,028,268	9,165,407
Investments measured at NAV(1)	—	—	—	124,003
Total	$—	$1,137,139	$8,028,268	$9,289,410
Cash equivalents	$131,546	$—	$—	$131,546
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following table presents change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$7,956,235	$19,441	$—	$15,936	$36,656	$8,028,268
Purchases of investments(1)	8,278,177	24,751	79,556	16,904	22,750	8,422,138
Proceeds from principal repayments and sales of investments	(1,931,955)	(9,352)	(11,735)	—	(385)	(1,953,427)
Accretion of discount/amortization of premium	73,986	142	520	17	—	74,665
Net realized gain (loss)	(4,398)	317	—	—	60	(4,021)
Net change in unrealized appreciation (depreciation)	(41,078)	(3,959)	160	(31)	1,390	(43,518)
Transfers into Level 3(2)	48,791	—	—	—	—	48,791
Transfers out of Level 3(2)	(26,336)	—	—	—	—	(26,336)
Fair value, end of period	$14,353,422	$31,340	$68,501	$32,826	$60,471	$14,546,560
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$(19,828)	$(3,959)	$160	$(31)	$1,442	$(22,216)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,882,393	$8,794	$1,606	$2,306	$4,895,099
Purchases of investments(1)	3,303,363	1,879	14,418	36,248	3,355,908
Proceeds from principal repayments and sales of investments	(350,551)	—	—	(1,374)	(351,925)
Accretion of discount/amortization of premium	31,688	133	(7)	—	31,814
Net realized gain (loss)	466	—	—	(630)	(164)
Net change in unrealized appreciation (depreciation)	165,973	(828)	(81)	106	165,170
Transfers into Level 3(2)	2,256	9,463	—	—	11,719
Transfers out of Level 3(2)	(79,353)	—	—	—	(79,353)
Fair value, end of period	$7,956,235	$19,441	$15,936	$36,656	$8,028,268
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$156,202	$(828)	$(83)	$106	$155,397
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

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$9,059,762	Yield analysis	Discount rate	7.69%	33.16%	10.23%
	54,259	Discounted cash flow	Discount rate	13.80%	16.00%	15.26%
			Exit multiple	2.90x	10.00x	8.46x
	29,952	Recovery analysis	Recovery rate	22.13%	100.00%	59.81%
Investments in second lien debt	3,938	Discounted cash flow	Discount rate	8.80%	8.80%	8.80%
			Exit multiple	11.50x	11.50x	11.50x
	2,464	Yield analysis	Discount rate	12.04%	12.77%	12.20%
Investments in other secured debt	52,644	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	32,827	Yield analysis	Discount rate	10.52%	17.99%	14.58%
Investments in preferred equity	37,443	Yield analysis	Discount rate	12.19%	15.00%	14.66%
Investments in common equity	13,016	Discounted cash flow	Discount rate	8.00%	13.61%	12.33%
			Exit multiple	7.85x	7.85x	7.85x

	December 31, 2023
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$6,422,647	Yield analysis	Discount rate	8.09%	35.64%	12.03%
	21,039	Recovery analysis	Recovery rate	73.21%	73.21%	73.21%
Investments in second lien debt	19,441	Yield analysis	Discount rate	12.96%	17.24%	15.39%
Investments in unsecured debt	1,295	Yield analysis	Discount rate	16.00%	16.00%	16.00%
Investments in preferred equity	1,510	Yield analysis	Discount rate	14.50%	16.31%	14.94%
Investments in common equity	2,532	Discounted cash flow	Discount rate	9.00%	15.00%	9.47%
			Exit multiple	10.00x	10.00x	10.00x
			Terminal Growth Rate	3.00%	3.00%	3.00%
(1)As of December 31, 2024, included within the fair value of Level 3 assets of $14,546,560 is an amount of $5,260,255 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2023, included within the fair value of Level 3 assets of $8,028,268 is an amount of $1,559,804 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2024 and 2023, had they been accounted for at fair value:
Debt

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$683,184	$683,184	$615,838	$615,838
HLEND B Funding Facility	955,572	955,572	513,747	513,747
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	830,343	830,343	195,000	195,000
HLEND E Funding Facility	642,800	642,800	—	—
Revolving Credit Facility	1,186,264	1,186,264	1,025,294	1,025,294
November 2025 Notes(1)	169,403	174,101	168,749	170,580
November 2027 Notes(1)	153,652	166,551	154,366	155,934
March 2026 Notes(1)	274,866	284,394	274,716	275,727
March 2028 Notes(1)	121,989	133,054	123,588	123,672
September 2027 Notes(1)	74,649	80,748	75,545	76,389
September 2028 Notes(1)	248,111	274,528	252,814	255,315
January 2029 Notes(1)	530,894	565,224	—	—
September 2029 Notes(1)	390,055	407,636	—	—
2023 CLO Secured Notes(2)	320,018	320,018	319,743	319,743
2024 CLO Secured Notes(2)	376,280	376,280	—	—
Total	$7,445,580	$7,568,197	$4,206,900	$4,214,739
(1)The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes, September 2028 Notes, January 2029 Notes and September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(0.6) million, $(1.0) million, $(1.0) million, $(0.7) million, $(0.5) million,$(1.9) million, $(10.4) million and $(8.7) million, respectively, as of December 31, 2024 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $(0.3) million, $(0.1) million, $(1.3) million, $0.2 million, $0.1 million, $(8.7) million and $(1.2) million, respectively, as a result of the qualifying fair value hedge relationship as described in Note 6. The carrying value of the Company's November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(1.2) million, $(1.4) million, $(1.8) million, $(0.9) million, $(0.7) million and $(2.5) million, respectively, as of December 31, 2023 and includes the increase (decrease) in the notes carrying value of $(0.0) million, $0.7 million, $0.6 million, $0.5 million, $1.3 million and $5.3 million, respectively, as a result of the qualifying fair value hedge relationship as described in Note 6.
(2)The carrying value of the Company’s 2023 CLO Secured Notes and 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, of $(3.0) million and $(23.7) million, respectively, as of December 31, 2024. The carrying value of the Company’s 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.3) million as of December 31, 2023.

The following table presents the fair value hierarchy of the Company’s debt obligations as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	972,860	—
Level 3	6,595,337	4,214,739
Total	$7,568,197	$4,214,739

As of December 31, 2024 and 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the years ended December 31, 2024 and 2023, the average notional exposure for foreign currency forward contracts were $1,124.7 million and $334.4 million, respectively, and the average notional exposure for interest rate swaps were $1,610.6 million and $626.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2024 and 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$43,003	$—	$43,003	$1,520,726
Interest rates swaps	—	240	—	240	325,000
Total derivative assets, at fair value	$—	$43,243	$—	$43,243	$1,845,726

Derivative Liabilities
Interest rate swaps	$—	$(11,750)	$—	$(11,750)	$1,512,500
Total derivative liabilities, at fair value	$—	$(11,750)	$—	$(11,750)	$1,512,500

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$429	$—	$429	$94,135
Interest rate swaps	—	8,396	—	8,396	802,500
Total derivative assets, at fair value	$—	$8,825	$—	$8,825	$896,635

Derivative Liabilities
Foreign currency forward contracts	$—	$(9,533)	$—	$(9,533)	$603,276
Interest rate swaps	—	(43)	—	(43)	85,000
Total derivative liabilities, at fair value	$—	$(9,576)	$—	$(9,576)	$688,276

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$52,107	$(6,968)	$(2,136)
Realized gain (loss) on foreign currency forward contracts	$27,225	$(7,613)	$4,010

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023:

		December 31, 2024
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative assets, at fair value	$4,005	$—	$4,005	$—	$4,005
SMBC Capital Markets, Inc.	Derivative assets, at fair value	$38,544	$—	$38,544	$—	$38,544
Deutsche Bank AG	Derivative assets, at fair value	$454	$—	$454	$—	$454
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$240	$(3,011)	$(2,771)	$2,210	$(561)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$—	$(8,739)	$(8,739)	$8,390	$(349)

		December 31, 2023
Counterparty	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Derivative liabilities, at fair value	$35	$(8,225)	$(8,190)	$—	$(8,190)
SMBC Capital Markets, Inc.	Derivative liabilities, at fair value	$394	$(1,308)	$(914)	$—	$(914)
Goldman Sachs Bank USA	Derivative assets, at fair value	$8,396	$(43)	$8,353	$—	$8,353
(1) Amount excludes excess cash collateral paid/received.
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

The table below presents the carrying value of unsecured borrowings as of December 31, 2024 and 2023, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	December 31, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$1,802,092	$(38,729)	$888,221	$(1,369)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, the Company’s asset coverage was 216.3% and 223.2%, respectively.
As of December 31, 2024 and 2023, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Notes, as applicable.
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
As of December 31, 2024 and 2023, the Company had five and four SPV Financing Facilities, respectively, as discussed below.
HLEND A Funding Facility
On February 3 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (“HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. On December 23, 2022, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $600 million to $800 million. On October 11, 2024, and effective as of October 16, 2024, HLEND A entered into a further amendment to, among other things, decrease the applicable margin and extend the stated maturity.
Loans under the HLEND A Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, then in effect, plus the applicable margin of 2.00% per annum. On or after the amortization period of October 14, 2027, the applicable margin on any remaining outstanding advances will be increased by 0.10% per annum.

As of December 31, 2024, the maximum principal amount under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to October 16, 2027 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by October 16, 2029.
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

As of December 31, 2024, the maximum principal amount under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.

HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent (the “HLEND C Funding Facility”), Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian. On June 22, 2023, HLEND C entered into an amendment to, among other things, increase the maximum principal amount under the HLEND C Funding Facility from $400 million to $750 million. On November 8, 2024, HLEND C entered into a further amendment to, among other things, decrease the applicable margin. The Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Funding Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.30% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of December 31, 2024, the maximum principal amount under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (“HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent. On November 21, 2024, HLEND D entered into an amendment to, among other things, increase the maximum principal amount under the HLEND D Funding Facility from $500 million to $1,000 million and decrease the applicable margin.

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to Dollar Advances, Term SOFR, (b) with respect to GBP Advances, Adjusted Cumulative Compounded SONIA, (c) with respect to Euro Advances, EURIBOR, (d) with respect to CAD Advances, CDOR, and (e) with respect to AUD Advances, BBSW, plus the applicable margin of 2.00% per annum.

As of December 31, 2024, the maximum principal amount under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
HLEND E Funding Facility

On March 28, 2024, HLEND E, as borrower, and the Company, as equity holder and as collateral manager, entered into a SPV Financing Facility with the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent (the “HLEND E Funding Facility”), U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian. On November 18, 2024, HLEND E entered into an amendment to, among other things, increase the maximum principal amount under the HLEND E Funding Facility from $300 million to $750 million, decrease the applicable spread, extend the reinvest period and extend the maturity date. On December 20, 2024, HLEND E entered into an amendment to, among other things, increase the maximum principal amount under the HLEND E Funding Facility from $750 million to $1,000 million.

Loans under the HLEND E Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to Advances denominated in Dollars, Daily Simple SOFR, (b) with respect to Advances denominated in GBP, Daily Simple SONIA, (c) with respect to Advances denominated in Euros, EURIBOR, (d) with respect to Advances denominated in Canadian Dollars, Term CORRA, and (e) with respect to Advances denominated in Australian Dollars, the Bank Bill Swap Reference Bid Rate, plus (ii) the applicable spread of 1.85% per annum.

As of December 31, 2024, the maximum principal amount under the HLEND E Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on November 18, 2027, and amounts outstanding under the credit facility must be repaid by November 16, 2029.

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
The maximum principal amount of the Revolving Credit Facility is $1,525 million (increased from $1,375 million to $1,525 million on October 24, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,912.5 million subject to the satisfaction of certain conditions.
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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of December 31, 2024 and 2023, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(5)	276,000	276,000	274,866	—	—
March 2028 Notes(5)	124,000	124,000	121,989	—	—
September 2027 Notes(6)	75,000	75,000	74,649	—	—
September 2028 Notes(6)	250,000	250,000	248,111	—	—
January 2029 Notes(7)	550,000	550,000	530,894	—	—
September 2029 Notes(8)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(9)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(10)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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

Under the HLEND A Funding Facility, as of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Australian Dollars (AUD) of 34.4 million
•British Pounds (GBP) of 12.9 million
Under the HLEND B Funding Facility, as of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 3.4 million
•Australian Dollars (AUD) of 25.5 million
•British Pounds (GBP) of 90.3 million
Under the HLEND D Funding Facility, as of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 42.5 million
Under the Revolving Credit Facility, as of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:
•Euros (EUR) of 457.8 million
•Australian Dollars (AUD) of 62.5 million

•British Pounds (GBP) of 212.7 million

(4)The carrying value of the Company's November 2025 Notes and November 2027 Notes are presented net of unamortized debt issuance costs of $(0.6) million and $(1.0) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $(0.0) million and $(0.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(5)The carrying value of the Company's March 2026 Notes and March 2028 Notes are presented net of unamortized debt issuance costs of $(1.0) million and $(0.7) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $(0.1) million and $(1.3) million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(6)The carrying value of the Company's September 2027 Notes and September 2028 Notes are presented net of unamortized debt issuance costs of $(0.5) million and $(1.9) million, respectively, as of December 31, 2024 and includes the change in the notes carrying value of $0.2 million and $0.1 million, respectively, as a result of the qualifying fair value hedge relationship as described above.
(7)The carrying value of the Company's January 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(10.4) million as of December 31, 2024 and includes the change in the notes carrying value of $(8.7) million as a result of the qualifying fair value hedge relationship as described above.
(8)The carrying value of the Company's September 2029 Notes are presented net of unamortized debt issuance costs and original issue discount of $(8.7) million as of December 31, 2024 and includes the change in the notes carrying value of $(1.2) million as a result of the qualifying fair value hedge relationship as described above.
(9)The carrying value of the Company's 2023 CLO Secured Notes are presented net of unamortized debt issuance costs of $(3.0) million as of December 31, 2024.
(10)The carrying value of the Company's 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount of $(23.7) million as of December 31, 2024.

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

As of December 31, 2024 and 2023, $103.0 million and $57.3 million, respectively, of interest expense and $1.7 million and $1.5 million, respectively, of unused commitment fees were included in interest payable. For the years ended December 31, 2024 and 2023, the weighted average interest rate on all borrowings outstanding was 8.59% and 8.24% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $4,643.2 million and $3,131.0 million, respectively.

The components of interest expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$347,812	$235,933	$44,368
Facility unused fees	12,623	6,608	2,637
Amortization of deferred financing costs	8,334	6,232	2,365
Amortization of original issue discount and debt issuance costs	9,718	2,128	131
Financing fees (refer to Footnote 8)	—	—	3,366
Backstop fees (refer to Footnote 8)	—	—	1,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(19,863)	7,362	991
Hedged items	40,098	(416)	(953)
Total interest expense	$398,722	$257,847	$53,964
Cash paid for interest expense	$334,721	$208,141	$36,524
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and 2023, the Company had unfunded delayed draw term loans, revolvers and preferred equity in the aggregate principal amount of $2,128.7 million and $760.7 million, respectively.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any material pending or threatened litigation.
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

Pursuant to the Purchase Agreements, the Company could request that the Financing Provider acquire such Warehouse Investments as the Company may designate from time to time, which a Financing Provider could approve or reject in its sole and absolute discretion. Prior to any sale to the Company, the Warehouse Investments were owned and held solely for the account of the relevant Financing Provider. Until such time as the Company satisfied the Warehouse Conditions, which occurred on February 3, 2022, it had no obligation to purchase the Warehouse Investments nor be entitled to any benefits or subject to any obligations under the Purchase Agreements. On such date, the Company recognized $656.3 million of investments at principal ($106.9 million of which was unfunded) from the Financing Provider. Since February 3, 2022, the Company has not entered into any Purchase Agreement with the Financing Provider. Until such time the Company enters into additional Purchase Agreements, the Company will not incur any additional fees with respect to any Purchase Agreements. As of December 31, 2024 and 2023, there are no forward obligations to settle the purchase of Portfolio Investments from the Financing Provider.

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
As of February 3, 2022, the Company had satisfied the minimum offering requirement, and the Company’s Board had authorized the release of proceeds from escrow. As of such date, the Company issued and sold 20,437,880 shares (consisting of 7,074,280 Class I shares, 1,268,000 Class D Shares, and 12,095,600 Class F shares at an offering price of $25.00 per share), and the Escrow Agent released net proceeds of $510.9 million, of which $10.0 million was from an affiliate of HPS, to the Company as payment for such shares. As of December 31, 2024, 0.14% of shares outstanding were held by certain affiliates of the Adviser. Under the terms of the Company’s Declaration of Trust, all Common Shares have equal rights as to voting and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. On October 1, 2023 Class S shares commenced operations at an offering price of $25.11.

The share classes have different ongoing shareholder servicing and/or distribution fees. Until the release of proceeds from escrow, the per share purchase price for Common Shares in the Offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	55,226,525	$1,404,559
Share transfers between classes	1,180,147	30,134
Distributions reinvested	2,348,282	59,737
Share repurchases	(4,984,903)	(127,182)
Early repurchase deduction	—	8
Net increase (decrease)	53,770,051	$1,367,256
CLASS D
Subscriptions	14,495,667	$368,292
Share transfers between classes	218,726	5,475
Distributions reinvested	1,779,713	45,258
Share repurchases	(1,566,444)	(39,986)
Early repurchase deduction	—	3
Net increase (decrease)	14,927,662	$379,042
CLASS F
Subscriptions	49,560,391	$1,258,874
Share transfers between classes	(1,667,355)	(42,449)
Distributions reinvested	6,842,269	173,966
Share repurchases	(3,966,751)	(101,243)
Early repurchase deduction	—	14
Net increase (decrease)	50,768,554	$1,289,162
CLASS S
Subscriptions	14,523,921	$369,150
Share transfers between classes	268,482	6,840
Distributions reinvested	349,066	8,907
Share repurchases	(130,670)	(3,344)
Early repurchase deduction	—	1
Net increase (decrease)	15,010,799	$381,554
Total net increase (decrease)	134,477,066	$3,417,014

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2023:

	Shares	Amount
CLASS I
Subscriptions	15,800,152	$393,222
Share transfers between classes	1,288,666	31,876
Distributions reinvested	1,516,435	37,411
Share repurchases	(1,249,621)	(31,023)
Early repurchase deduction	—	38
Net increase (decrease)	17,355,632	$431,524
CLASS D
Subscriptions	11,538,818	$285,908
Share transfers between classes	(182,120)	(4,757)
Distributions reinvested	1,004,668	24,835
Share repurchases	(1,706,906)	(42,429)
Early repurchase deduction	—	20
Net increase (decrease)	10,654,460	$263,577
CLASS F
Subscriptions	35,926,975	$891,120
Share transfers between classes	(1,161,369)	(28,496)
Distributions reinvested	4,571,037	112,818
Share repurchases	(6,014,694)	(149,380)
Early repurchase deduction	—	101
Net increase (decrease)	33,321,949	$826,163
CLASS S
Subscriptions	802,164	$20,150
Share transfers between classes	54,823	1,377
Distributions reinvested	892	22
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	857,879	$21,549
Total net increase (decrease)	62,189,920	$1,542,813

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2022:

	Shares	Amount
CLASS I
Subscriptions	34,268,897	$849,178
Share transfers between classes	206,333	4,956
Distributions reinvested	626,549	15,279
Share repurchases	—	—
Early repurchase deduction	—	57
Net increase (decrease)	35,101,779	$869,470
CLASS D
Subscriptions	17,287,026	$427,775
Share transfers between classes	—	—
Distributions reinvested	251,233	6,105
Share repurchases	—	—
Early repurchase deduction	—	28
Net increase (decrease)	17,538,259	$433,908
CLASS F
Subscriptions	91,204,624	$2,254,046
Share transfers between classes	(206,333)	(4,956)
Distributions reinvested	1,560,238	37,939
Share repurchases	(499,017)	(11,948)
Early repurchase deduction	—	149
Net increase (decrease)	92,059,512	$2,275,230
Total net increase (decrease)	144,699,550	$3,578,608

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table summarizes each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the years ended December 31, 2024, 2023, and 2022:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36
April 30, 2024	$25.42	$25.42	$25.42	$25.42
May 31, 2024	$25.55	$25.55	$25.55	$25.55
June 30, 2024	$25.52	$25.52	$25.52	$25.52
July 31, 2024	$25.48	$25.48	$25.48	$25.48
August 31, 2024	$25.57	$25.57	$25.57	$25.57
September 30, 2024	$25.56	$25.56	$25.56	$25.56
October 31, 2024	$25.60	$25.60	$25.60	$25.60
November 30, 2024	$25.62	$25.62	$25.62	$25.62
December 31, 2024	$25.59	$25.59	$25.59	$25.59

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
January 31, 2023	$24.36	$24.36	$24.36	$—
February 28, 2023	$24.56	$24.56	$24.56	$—
March 31, 2023	$24.40	$24.40	$24.40	$—
April 30, 2023	$24.42	$24.42	$24.42	$—
May 31, 2023	$24.45	$24.45	$24.45	$—
June 30, 2023	$24.72	$24.72	$24.72	$—
July 31, 2023	$24.87	$24.87	$24.87	$—
August 31, 2023	$24.88	$24.88	$24.88	$—
September 30, 2023	$25.11	$25.11	$25.11	$—
October 31, 2023	$25.05	$25.05	$25.05	$25.05
November 30, 2023	$25.15	$25.15	$25.15	$25.15
December 31, 2023	$25.06	$25.06	$25.06	$25.06

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S(1)
February 28, 2022	$25.10	$25.10	$25.10	$—
March 31, 2022	$25.09	$25.09	$25.09	$—
April 30, 2022	$24.94	$24.94	$24.94	$—
May 31, 2022	$24.61	$24.61	$24.61	$—
June 30, 2022	$24.32	$24.32	$24.32	$—
July 31, 2022	$24.48	$24.48	$24.48	$—
August 31, 2022	$24.51	$24.51	$24.51	$—
September 30, 2022	$24.21	$24.21	$24.21	$—
October 31, 2022	$24.02	$24.02	$24.02	$—
November 30, 2022	$24.00	$24.00	$24.00	$—
December 31, 2022	$23.88	$23.88	$23.88	$—
(1) Class S commenced operations on October 1, 2023.

Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared during the year ended December 31, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
October 23, 2024	November 29, 2024	0.1600	0.0550	—	0.2150	20,329
November 27, 2024	December 31, 2024	0.1600	0.0550	—	0.2150	21,878
December 23, 2024	January 30, 2025	0.1600	0.0550	—	0.2150	23,307
Total		$1.9200	$0.6600	$—	$2.5800	$210,733

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
October 23, 2024	November 29, 2024	0.1546	0.0550	—	0.2096	8,768
November 27, 2024	December 31, 2024	0.1548	0.0550	—	0.2098	8,855
December 23, 2024	January 30, 2025	0.1546	0.0550	—	0.2096	9,254
Total		$1.8566	$0.6600	$—	$2.5166	$94,370

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
October 23, 2024	November 29, 2024	0.1492	0.0550	—	0.2042	34,348
November 27, 2024	December 31, 2024	0.1495	0.0550	—	0.2045	35,376
December 23, 2024	January 30, 2025	0.1492	0.0550	—	0.2042	36,172
Total		$1.7928	$0.6600	$—	$2.4528	$380,379

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
October 23, 2024	November 29, 2024	0.1416	0.0550	—	0.1966	2,692
November 27, 2024	December 31, 2024	0.1422	0.0550	—	0.1972	2,930
December 23, 2024	January 30, 2025	0.1416	0.0550	—	0.1966	3,144
Total		$1.7040	$0.6600	$—	$2.3640	$21,888
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following table presents distributions that were declared during the year ended December 31, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
October 27, 2023	November 30, 2023	0.1600	0.0550	—	0.2150	10,450
November 27, 2023	December 29, 2023	0.1600	0.0550	—	0.2150	11,042
December 29, 2023	January 31, 2024	0.1600	0.0550	0.1500	0.3650	19,305
Total		$1.9200	$0.5480	$0.3000	$2.7680	$118,577

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
October 27, 2023	November 30, 2023	0.1547	0.0550	—	0.2097	5,701
November 27, 2023	December 29, 2023	0.1549	0.0550	—	0.2099	5,923
December 29, 2023	January 31, 2024	0.1547	0.0550	0.1500	0.3597	10,390
Total		$1.8585	$0.5480	$0.3000	$2.7065	$62,793

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
October 27, 2023	November 30, 2023	0.1493	0.0550	—	0.2043	23,928
November 27, 2023	December 29, 2023	0.1497	0.0550	—	0.2047	25,038
December 29, 2023	January 31, 2024	0.1493	0.0550	0.1500	0.3543	44,922
Total		$1.7968	$0.5480	$0.3000	$2.6448	$285,572

		Class S(2)
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
October 27, 2023	November 30, 2023	$0.1419	$0.0550	$—	$0.1969	$20
November 27, 2023	December 29, 2023	0.1425	0.0550	—	0.1975	62
December 29, 2023	January 31, 2024	0.1418	0.0550	0.1500	0.3468	298
Total		$0.4262	$0.1650	$0.1500	$0.7412	$380
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
Through December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2024:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5800	$210,733	$2.5166	$94,370	$2.4528	$380,379	$2.3640	$21,888
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.5800	$210,733	$2.5166	$94,370	$2.4528	$380,379	$2.3640	$21,888
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

Share Repurchase Program
The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

The following tables summarize the share repurchases completed during the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
December 2, 2024	5.00%	December 31, 2024	$110,805	4,330,004	1.40%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
May 31, 2022	5.00%	June 30, 2022	$1,000	41,118	0.11%
August 30, 2022	5.00%	September 30, 2022	$938	38,736	0.04%
November 30, 2022	5.00%	December 31, 2022	$10,010	419,163	0.32%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income (1)	2.77	2.72	2.66	2.52
Net unrealized and realized gain (loss) (2)	0.34	0.33	0.32	0.37
Net increase (decrease) in net assets resulting from operations	3.11	3.05	2.98	2.89
Distributions from net investment income (3)	(2.58)	(2.52)	(2.45)	(2.36)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(2.58)	(2.52)	(2.45)	(2.36)
Early repurchase deduction fees (5)	—	—	—	—
Total increase (decrease) in net assets	0.53	0.53	0.53	0.53
Net asset value, end of period	$25.59	$25.59	$25.59	$25.59
Shares outstanding, end of period	106,227,563	43,120,380	176,150,014	15,868,679
Total return based on NAV (4)	12.95%	12.67%	12.39%	12.01%
Ratios:
Ratio of net expenses to average net assets	8.78%	9.05%	9.31%	9.54%
Ratio of net investment income to average net assets	10.82%	10.62%	10.39%	9.83%
Portfolio turnover rate	21.21%	21.21%	21.21%	21.21%
Supplemental Data:
Net assets, end of period	$2,717,857	$1,103,246	$4,506,823	$406,006
Asset coverage ratio	216.3%	216.3%	216.3%	216.3%
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
(5)The per share amount rounds to less than $0.01 per share.

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
(5)For the year ended December 31, 2022, amounts are annualized except for non-recurring expenses. For the year ended December 31, 2022, the ratio of total operating expenses to average net assets was 5.42%, 5.55% and 5.93% on Class I, Class D and Class F, respectively, on an annualized basis, excluding the effect of expense support/(recoupment), shareholder servicing and/or distribution fees waiver, and management fee and income based incentive fee waivers by the Adviser which represented 2.30%, 2.46% and 2.66% on Class I, Class D and Class F, respectively, of average net assets.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
December 31, 2024	$683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A

HLEND D Funding Facility
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
December 31, 2024	400,000	2,163.2	—	N/A
2023 CLO Secured Notes
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2024 CLO Secured Notes
December 31, 2024	400,000	2,163.2	—	N/A
Short-Term Borrowings
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

On February 1, 2024, the Company entered into an amendment to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III to $400.0 million and $57.1 million, respectively. The LLC Agreement was subsequently amended on October 9, 2024, which further increased the maximum investment amounts for the Company and COM in ULTRA III to $550.0 million and $78.6 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of December 31, 2024 and 2023, the Company had made capital contributions (net of returns of capital) of $307.4 million and $129.7 million, respectively, and COM had made capital contributions (net of returns of capital) of $43.9 million and $18.5 million, respectively. As of December 31, 2024 and 2023, $236.2 million and $70.3 million, respectively, of capital remained uncalled from the Company and $33.7 million and $10.1 million, respectively, of capital remained uncalled from COM. As of December 31, 2024 and 2023, the Company and COM’s membership interests are 87.5% and 12.5%.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the years ended December 31, 2024 and 2023, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $5.8 million and $3.7 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of December 31, 2024 and 2023.

The following table presents the schedule of investments of ULTRA III as of December 31, 2024:

Company(1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)		SF +	6.00%		10.40%		11/8/2029		$243,045		$238,133		$242,570
											238,133		242,570		66.26%
Health Care Providers
Compsych Investments Corp. (4)(6)		SF +	4.75%		9.38%		7/22/2031		151,378		150,669		152,892
Compsych Investments Corp. (4)(5)(6)							7/22/2031		43,333		(210)		433
Emerus Holdings, Inc. (4)(7)		SF +	6.25%		10.50%		1/5/2028		158,800		155,216		161,059
Rsource Holdings, LLC (4)(5)(6)							11/8/2031		50,000		(742)		(734)
Rsource Holdings, LLC (4)(6)		SF +	4.75%		9.27%		11/8/2031		175,000		172,431		172,429
											477,364		486,079		132.77%
Medical Equipment and Services
EHOB, LLC (4)(7)		SF +	4.75%		9.08%		12/18/2029		116,875		114,701		118,044
FH BMX Buyer, Inc. (4)(5)(6)							6/21/2031		34,600		(499)		346
FH BMX Buyer, Inc.(4)(6)		SF +	5.25%		9.58%		6/21/2031		130,074		128,271		131,375
											242,473		249,765		68.22%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)							5/31/2030		50,000		(713)		128
Brandt Information Services, LLC (4)(6)		SF +	5.00%		9.36%		5/31/2030		114,713		113,161		115,006
											112,448		115,134		31.45%
Total First Lien Debt											$1,070,418		$1,093,548		298.70%
Total Investment Portfolio											$1,070,418		$1,093,548		298.70%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$128
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	346
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(734)
Total		$177,933	$173

(6) The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(7) The interest rate floor on these investments as of December 31, 2024 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2023:

Company (1)	.	Reference Rate and Spread (2)		.	Interest Rate (2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost (3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(5)		SF +	6.00%		11.37%		11/8/2029		$245,500		$239,514		$239,511
											239,514		239,511		169.01%
Medical Equipment and Services
EHOB, LLC (4)(5)		SF +	5.75%		11.13%		12/18/2029		125,000		122,205		122,204
											122,205		122,204		86.23%
Total First Lien Debt											$361,719		$361,715		255.24%
Total Investment Portfolio											$361,719		$361,715		255.24%
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

(5) The interest rate floor on these investments as of December 31, 2023 was 1.00%.

The following table presents the selected statements of assets and liabilities information of ULTRA III as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value (amortized cost of $1,070,418 and $361,719 at December 31, 2024 and December 31, 2023, respectively)	$1,093,548	$361,715
Cash	24,652	2,317
Interest receivable	13,217	2,401
Total assets	$1,131,417	$366,433
LIABILITIES
Debt	$751,554	$222,300
Interest payable and other liabilities	13,748	2,415
Total liabilities	765,302	224,715
MEMBERS’ EQUITY
Members’ Equity	366,115	141,718
Total Members’ Equity	366,115	141,718
Total liabilities and members’ equity	$1,131,417	$366,433

The following table presents the selected statements of operations information of ULTRA III for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Investment income:
Interest income	$86,214	$4,887
Total investment income	86,214	4,887
Expenses:
Interest expense	41,273	2,159
Other expenses	1,961	256
Total expenses	43,234	2,415
Net investment income	42,980	2,472
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	23,134	(4)
Net realized and change in unrealized gain (loss) on investments	23,134	(4)
Net increase (decrease) in net assets resulting from operations	$66,114	$2,468

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2024, 2023, and 2022, permanent differences were as follows:

	Year Ended December 31,
	2024	2023	2022
Distributable earnings (loss)	$7,215	$3,267	$2,883
Paid In Capital	$(7,215)	$(3,267)	$(2,883)

During the years ended December 31, 2024, 2023, and 2022, permanent differences were principally related to non-deductible offering costs and other nondeductible expenses.

The following reconciles the increase/(decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$838,924	$654,601	$58,947
Net unrealized (appreciation) depreciation	(55,216)	(214,133)	157,391
Realized gain (loss) for tax not included in book income	9,009	5,497	1,621
Other non-deductible expenses and excise taxes	7,215	3,267	2,884
Other book/tax differences	22,470	33,473	(6,506)
Taxable income	$822,402	$482,705	$214,337

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Distributable ordinary income	$128,530	$34,049	$37,792
Distributable capital gains/(losses)	(31,630)	(20,701)	(857)
Net unrealized appreciation/(depreciation) on investments	111,959	56,742	(157,391)
Total accumulated under-distributed (over-distributed) earnings	$208,859	$70,090	$(120,456)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Gross unrealized appreciation	$260,916	$166,817	$71,292
Gross unrealized depreciation	(173,145)	(95,061)	(222,079)
Net unrealized appreciation (depreciation)	$87,771	$71,756	$(150,787)

Tax cost of investments	$16,043,485	$9,217,654	$5,853,583

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market foreign currency gains (losses) on investments, market discount, and significant modification of debt securities.

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2024, 2023, and 2022, which will be deemed to arise on the first day of the tax years ended December 31, 2024, 2023 and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
Short-term	$13,427	$3,650	$—
Long-term	$9,102	$9,892	$—

All of the distributions declared during the years ended December 31, 2024, 2023, and 2022 were derived from ordinary income, as determined on a tax basis and 84.7%, 86.9% and 89.7%, respectively, of distributed ordinary income qualified as interest related dividends which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company's Consolidated financial statements. The Company's federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2024, except as discussed below.

Subscriptions
The Company received $236.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective January 1, 2025.

The Company received $473.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective February 1, 2025.

The Company received $358.4 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective March 1, 2025.

Distributions Declarations

On January 29, 2025, the Company declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1491 per Class F share, and $0.1415 per Class S share, all of which are payable on or about February 28, 2025 to shareholders of record as of January 31, 2025. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about February 28, 2025 to shareholders of record as of January 31, 2025.

On February 26, 2025, the Company declared net distributions of $0.1600 per Class I share, $0.1551 per Class D share, $0.1502 per Class F share, and $0.1433 per Class S share, all of which are payable on or about March 31, 2025 to shareholders of record as of February 28, 2025. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about March 31, 2025 to shareholders of record as of February 28, 2025.

Financing Transactions

On January 14, 2025, the Company and the 144A Unsecured Note Trustee entered into (i) a Third Supplemental Indenture (the “Third Supplemental Indenture”) relating to the Company’s issuance of $750.0 million in the aggregate principal amount of its 5.450% notes due 2028 (the “January 2028 Notes”) and (ii) a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) relating to the Company’s issuance of $500.0 million in the aggregate principal amount of its 5.950% notes due 2032 (the “April 2032 Notes”, and together with the January 2028 Notes, the “Notes”), each of which supplements that certain Base Indenture, dated as of January 30, 2024 (the “Base Indenture” and, together with the Third Supplemental Indenture and the Fourth Supplemental Indenture, the “Indenture”). The January 2028 Notes will mature on January 14, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Base Indenture, as supplemented by the Third Supplemental Indenture. The April 2032 Notes will mature on April 14, 2032 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Base Indenture, as supplemented by the Fourth Supplemental Indenture. The January 2028 Notes bear interest at a rate of 5.450% per year payable semi-annually on January 14 and July 14 of each year, commencing on July 14, 2025. The April 2032 Notes bear interest at a rate of 5.950% per year payable semi-annually on April 14 and October 14 of each year, commencing on April 14, 2025. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the Notes, the Company entered into interest rate swap agreements to more closely align the interest rates of the Company’s liabilities attributable to the Notes with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreements, the Company receives (i) a fixed interest rate of 5.450% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.2855% per annum on $750.0 million, and (ii) a fixed interest rate of 5.950% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.756% per annum on $500.0 million. The Company designated the interest rate swaps as hedging instruments in qualifying hedge accounting relationships.

On January 24, 2025, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Regions Bank, as the assuming lender (the “Assuming Lender”), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for an increase in the Assuming Lender’s multicurrency commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $1,525.0 million to $1,625.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,912.5 million.

Collateralized Loan Obligation

On March 5, 2025 (the “2025 CLO Closing Date”), the Company completed a $1.254 billion term debt securitization (the “2025 CLO Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued and incurred, as applicable, the 2025 CLO Debt (as defined below). The 2025 CLO Debt Securitization is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

The debt offered in the 2025 CLO Debt Securitization was issued and incurred, as applicable, by HLEND CLO 2025-3, LLC (the “2025 CLO Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Loans (the “2025 CLO Class A Loans”), (ii) Class A Senior Secured Floating Rate Notes (the “2025 CLO Class A Notes”), (iii) Class B Senior Secured Floating Rate Notes (the “2025 CLO Class B Notes” and, together with the 2025 CLO Class A Notes, collectively, the “2025 CLO Secured Notes” and, the Secured Notes together with the Loans, the “2025 CLO Secured Debt”), and (iv) subordinated notes (the “2025 CLO Subordinated Notes” and, together with the Secured Debt, the “2025 CLO Debt”). The 2025 CLO Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2025 CLO Debt is scheduled to mature on January 20, 2037; however, the 2025 CLO Debt may be redeemed by the 2025 Issuer, at the written direction of (i) a majority of the 2025 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after March 5, 2027.

The following table presents information on the 2025 CLO Debt issued in the 2025 CLO Debt Securitization:

Class	Principal Outstanding	Credit Rating	Coupon
2025 CLO Class A Loans	$25,000	AAA(sf)	SOFR + 1.40%
2025 CLO Class A Notes	$700,000	AAA(sf)	SOFR + 1.40%
2025 CLO Class B Notes	$125,000	AA(sf)	SOFR + 1.70%
2025 CLO Subordinated Notes(1)	$404,075	N/A	N/A
(1) The Company retained all of the Subordinated Notes issued in the 2025 CLO Debt Securitization which are eliminated in consolidation.

On the 2025 CLO Closing Date and in connection with the 2025 CLO Debt Securitization, the 2025 CLO Issuer entered into a placement agency agreement with J.P. Morgan Securities LLC, as the placement agent (the “2025 CLO Placement Agent”), pursuant to which the 2025 CLO Placement Agent placed the 2025 CLO Secured Notes issued pursuant to an indenture and security agreement, between the 2025 CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee, as part of the 2025 Debt Securitization. HLEND CLO 2025-3 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2025 CLO Subordinated Notes issued in the 2025 CLO Debt Securitization.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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
Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustees:
Michael Patterson	1974	Trustee, Chairperson and Chief Executive Officer	2021
Grishma Parekh	1980	Trustee and President	2021
Independent Trustees:
Randall Lauer	1959	Trustee	2021
Robin Melvin	1963	Trustee	2021
Robert Van Dore	1959	Trustee	2021
Donna Milia	1974	Trustee	2023

The address for each trustee is c/o HPS Corporate Lending Fund, 40 West 57th Street, 33rd Floor, New York, NY 10019. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

On January 15, 2025, Grishma Parekh notified the Board of the Company that she is resigning from the Board of the Company effective and contingent upon the closing of the transaction (the “HPS/Blackrock Transaction”) pursuant to which BlackRock, Inc. and certain of its affiliates will acquire 100% of the business and assets of HPS in order to comply with the Section 15(f) safe harbor provisions of the Investment Company Act of 1940, as amended. Following the closing of the HPS/Blackrock Transaction, Ms. Parekh is expected to continue to serve as President of the Company, a member of the Investment Committee of the Company and in her existing role at HPS and the Adviser. If the HPS/Blackrock Transaction does not close, Ms. Parekh will not resign from the Board, and she is expected to continue to serve as Trustee of the Company and in her existing role at HPS and the Adviser.

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

Ms. Melvin is a Board Member of the Bank of New York Mellon Family of Funds, where she is Chairman of the Compensation Committee, Chairman of the Nominating Committee and serves on the Audit Committee for three of the four fund clusters. She is also a member of the Governance Committee for the Family of Funds. As of March 1, 2023, Ms. Melvin also serves as a Director on the Northwestern Memorial Hospital Board of Directors. Ms. Melvin previously served as a Trustee of Westover School and Chair of the Head of School Search Committee and Chair of the Finance Committee until June 30, 2023. Ms. Melvin holds an AB from Harvard College and an MBA from Harvard Business School. Ms. Melvin joined the Board of the Company in August 2021, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Donna Milia, Trustee. Ms. Milia served as a Senior Advisor of Galaxy Digital (TSX: GLXY) from 2019 to 2022. From 2017 to 2019, she served as the Chief Financial Officer of Galaxy Digital. In this capacity, Ms. Milia created and built the accounting and reporting infrastructure, operations, accounting policy, public reporting documents and internal control environment and ultimately took the company public on TSX Venture Exchange in 2018. Prior to joining Galaxy Digital, she was a Managing Director at Blackrock responsible for the Finance, Tax, and Accounting Groups since 2005 and served as the Chief Financial Officer and Treasurer of BlackRock Capital Investment Corporation, a publicly-listed business development company (NASDAQ: BKCC) from 2015 to 2017. Prior to BlackRock, she spent six years at The Millburn Corporation in the Accounting Group and three years as an auditor with Grant Thornton LLP. Ms. Milia brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. Ms. Milia brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. She holds a B.S. in Accounting from Lehigh University and is a CPA. Ms. Milia joined the Board of the Company in February 2023, and also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund. Ms. Milia is a Trustee of the Grayscale Funds Trust, where she is Chairman of the Audit Committee and serves on the Nominating and Governance Committee.

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

Yoohyun (Kathy) Choi, Secretary. Ms. Choi is the General Counsel and a Managing Director at HPS. Previously, Ms. Choi was the General Counsel of Highbridge Capital Management (“HCM”). Ms. Choi joined HCM in 2006 and became General Counsel of HCM and HPS in 2012. Prior to joining HCM, Ms. Choi was an Attorney at Arnold & Porter LLP’s Investment Management Group, where she specialized in advising asset management firms on all aspects of fund structuring and formation, regulatory matters and matters relating to investor communications. Ms. Choi holds a JD from Georgetown University Law Center.

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

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee also has principal oversight of the valuation process used to establish our NAV.

The audit committee is presently composed of four persons, including Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robert Van Dore serves as the chair of the Audit Committee. Our Board has determined that Mr. Van Dore and Ms. Milia each qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it is also available on our website at www.hlend.com.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee also has principal oversight over the process used to approve co-investments for us. The nominating and governance committee consists of four persons, including Randall Lauer, Robin Melvin, Donna Milia and Robert Van Dore, all of whom are considered independent for purposes of the 1940 Act. Robin Melvin serves as the chair of the Nominating and Governance Committee.

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

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it, and it is also available on our website at www.hlend.com.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us, approves the appointment of our investment adviser, administrator and officers, and has oversight of the valuation process used to establish our NAV. The role of our Board, and of any individual Trustees, is one of oversight and not of management of our day-to-day affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2024, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 14, 2025:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(3)
Interested Trustees
Michael Patterson	Over $100,000	Over $100,000
Grishma Parekh	Over $100,000	Over $100,000
Independent Trustees
Randall Lauer	None	None
Robin Melvin	None	None
Robert Van Dore	None	None
Donna Milia	None	None

1.Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
2.Dollar ranges were determined using the number of shares that are beneficially owned as of March 14, 2025, multiplied by the Company’s net asset value per share as of December 31, 2024.
3.For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Capital Solutions Fund, a BDC managed by the Adviser.

Code of Business Conduct

We have adopted a Code of Business Conduct which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct on a current report on Form 8-K or on our website www.hlend.com. A copy of the Code of Business Conduct has been filed as an exhibit to this Annual Report on Form 10-K.

Securities Trading Policy

Our code of ethics is applicable to us, our officers and our trustees and we believe the code of ethics is reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

			Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
$125,000	$2,500	$1,000	$15,000	$10,000

	Total Compensation earned from the Company for Fiscal Year 2024 (4)	Total Compensation earned from the Fund Complex for Fiscal Year 2024 (5)
Interested Trustees
Michael Patterson (1)	None	None
Grishma Parekh (1)	None	None
Independent Trustees
Randall Lauer (2)	$143,000	$209,000
Robin Melvin (2)	$153,000	$229,000
Robert Van Dore (2)	$158,000	$239,000
Donna Milia (3)	$143,000	$209,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 14, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 371,387,115 shares outstanding as of March 14, 2025 (excluding March 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing).

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

	Type of Ownership	Number of Shares	Percentage
Interested Trustees
Michael Patterson	Beneficial	199,203	*
Grishma Parekh	Record	19,920	*
Independent Trustees(1)
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees(1)
Robert Busch	—	—	—
Gregory MacCordy	—	—	—
Yoohyun (Kathy) Choi	—	—	—
Tyler Thorn	—	—	—
Other
HPS Investment Partners, LLC (2)	Record	134	*
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

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the our current Investment Advisory Agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new Investment Advisory Agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which, subject to the approval of the our shareholders, will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement will be submitted to our shareholders for their approval at a meeting called for that purpose.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on the our operations. All material terms will remain unchanged from the Current Investment Advisory Agreement, including the management and incentive fees payable us, except as otherwise described in the proxy statement mailed to our shareholders.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

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

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2024.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31,
	2024	2023	2022
Audit Fee	$1,192,000	$785,000	$785,000
Audit-Related Fees(1)	—	—	—
Tax Fees	340,589	259,670	35,732
All Other Fees(2)	—	—	—
Total Fees	$1,532,589	$1,044,670	$820,732

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

Item 15. Exhibits.

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
3.1
Seventh Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

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

4.7	Form of 6.750% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 30, 2024).

4.8
Second Supplemental Indenture, dated as of June 18, 2024, relating to the 6.250% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

4.9	Form of 6.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

4.10
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

4.11	Description of Securities.*

10.1	Second Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

10.2	Managing Dealer Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on April 11, 2024).

10.3	Amended and Restated Distribution and Servicing Plan of the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-01431), filed on April 11, 2024).

10.4	Transfer Agent Agreement by and among the Company and SS&C GIDS Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on December 18, 2024).

10.5	Multiple Class Plan (incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

10.6	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(6) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.7	Fund Accounting Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.8	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.9	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-280139), filed on June 12, 2024).

10.10	Escrow Agreement (incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

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

10.20	Third Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

10.21	Revolving Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 4, 2023).

10.22	ULTRA III, LLC Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 7, 2023).

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

10.34
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

10.35
Note Purchase Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and SG Americas Securities, LLC, as Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.36
Indenture, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.37
Collateral Management Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.38
Amended and Restated Sale and Contribution Agreement, dated as of May 23, 2024, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2024-2 Investments, LLC, as Intermediate Seller, and HLEND CLO 2024-2, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.39
Second Amendment to Credit Agreement, dated August 16, 2024, by and among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings D, L.P., as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 21, 2024).

10.40
Commitment Increase Agreement, dated as of September 12, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as the assuming lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 13, 2024).

10.41
Waiver and Fifth Amendment to Loan and Servicing Agreement, dated October 11, 2024, and effective October 16, 2024, by and among HPS Corporate Lending Fund, as the servicer, HLEND Holdings A, L.P., as borrower, Morgan Stanley Bank, N.A., Canadian Imperial Bank of Commerce, and CDPQ American Fixed Income V Inc., as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 15, 2024).

10.42
Commitment Increase Agreement, dated as of October 24, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as the assuming lender and the issuing banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 28, 2024).

10.43
Second Amendment to Credit Agreement, dated November 8, 2024, by and among the Company, as equity holder, HLEND C, as borrower, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, U.S. Bank National Association, as U.S. custodian and document custodian, Blackstone Asset Based Finance Advisors LP, as Blackstone representative, and the lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on November 14, 2024).

10.44
First Amendment to Loan and Security Agreement, dated as of November 18, 2024, among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings E, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, U.S. Bank National Association, as the document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on November 20, 2024).

10.45
Third Amendment to Credit Agreement, dated November 21, 2024, by and among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings D, L.P., as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on November 22, 2024).

10.46
Second Amendment to Loan and Security Agreement, dated as of December 20, 2024, among HPS Corporate Lending Fund, as equityholder and as collateral manager, HLEND Holdings E, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on December 20, 2024).

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit (r)(1) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

14.2	Code of Ethics of the Adviser (incorporated by reference to Exhibit (r)(2) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

19.1	Insider Trading Policies and Procedures (included in Exhibit 14.2)

21.1	Subsidiaries.*

24	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Lending Fund

Date: March 19, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 19, 2025.

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