Form 10-Q
period 2025-03-31
HPS Corporate Lending Fund
filed 2025-05-15
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 12, 2025 was 22,179,546, 136,276,283, 43,746,466 and 193,054,812 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $17,966,361 and $15,753,920 at March 31, 2025 and December 31, 2024, respectively)	$18,071,869	$15,790,937
Non-controlled/affiliated investments (amortized cost of $36,816 and $19,411 at March 31, 2025 and December 31, 2024, respectively)	36,067	19,969
Controlled/affiliated investments (amortized cost of $297,747 and $297,747 at March 31, 2025 and December 31, 2024, respectively)	322,624	320,350
Total investments at fair value (amortized cost of $18,300,924 and $16,071,078 at March 31, 2025 and December 31, 2024, respectively)	18,430,560	16,131,256
Cash and cash equivalents	434,307	228,899
Interest receivable from non-controlled/non-affiliated investments	146,419	140,686
Interest receivable from non-controlled/affiliated investments	175	—
Dividend receivable from non-controlled/non-affiliated investments	3	68
Deferred financing costs	39,540	41,633
Deferred offering costs	567	915
Derivative assets, at fair value (Note 6)	53,737	43,003
Receivable for investments	79,005	32,428
Other assets	288	10,851
Total assets	$19,184,601	$16,629,739
LIABILITIES
Debt (net of unamortized debt issuance costs of $77,881 and $51,573 at March 31, 2025 and December 31, 2024, respectively)	$8,942,032	$7,445,580
Payable for investments purchased	125,530	75,489
Interest payable	90,282	104,735
Derivative liabilities, at fair value (Note 6)	—	11,510
Due to affiliates	13,884	13,881
Distribution payable (Note 9)	80,511	71,896
Payable for share repurchases (Note 9)	210,394	110,784
Management fees payable (Note 3)	19,593	9,377
Income based incentive fees payable (Note 3)	33,728	32,014
Capital gains incentive fees payable (Note 3)	6,912	12,950
Shareholder servicing and/or distribution fees payable	2,662	2,456
Accrued expenses and other liabilities	21,010	5,135
Total liabilities	9,546,538	7,895,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (378,445,196 and 341,366,636 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	3,784	3,414
Additional paid in capital	9,470,211	8,521,659
Distributable earnings (loss)	164,068	208,859
Total net assets	9,638,063	8,733,932
Total liabilities and net assets	$19,184,601	$16,629,739

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$3,230,780	$2,717,857
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	126,858,175	106,227,563
Net asset value per share	$25.47	$25.59
Class D Shares:
Net assets	$1,100,795	$1,103,246
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	43,223,693	43,120,380
Net asset value per share	$25.47	$25.59
Class F Shares:
Net assets	$4,792,120	$4,506,823
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	188,166,432	176,150,014
Net asset value per share	$25.47	$25.59
Class S Shares:
Net assets	$514,368	$406,006
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	20,196,896	15,868,679
Net asset value per share	$25.47	$25.59

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$408,011	$291,764
Payment-in-kind interest income	24,099	18,030
Dividend income	1,147	795
Other income	57	1,094
From non-controlled/affiliated investments:
Interest income	309	—
From controlled/affiliated investments:
Dividend income	10,511	1,819
Total investment income	444,134	313,502
Expenses:
Interest expense	137,906	86,093
Management fees	29,146	18,339
Income based incentive fee	33,728	25,565
Capital gains incentive fee	(6,038)	5,954
Shareholder servicing and/or distribution fees
Class D	684	497
Class F	5,766	4,309
Class S	994	184
Professional fees	1,665	756
Board of Trustees’ fees	162	149
Administrative service expenses (Note 3)	1,517	822
Other general & administrative	3,091	2,384
Amortization of continuous offering costs	532	453
Total expenses	209,153	145,505
Net investment income before excise tax	234,981	167,997
Excise tax expense	293	(15)
Net investment income after excise tax	234,688	168,012
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(19,886)	(9,949)
Foreign currency forward contracts	(34,279)	167
Foreign currency transactions	(1,895)	3,509
Net realized gain (loss)	(56,060)	(6,273)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	67,250	19,345
Non-controlled/affiliated investments	(66)	(46)
Controlled/affiliated investments	2,274	6,688
Foreign currency forward contracts	(24,102)	12,494
Translation of assets and liabilities in foreign currencies	(37,602)	15,430
Net change in unrealized appreciation (depreciation)	7,754	53,911
Net realized and change in unrealized gain (loss)	(48,306)	47,638
Net increase (decrease) in net assets resulting from operations	$186,382	$215,650
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$234,688	$168,012
Net realized gain (loss)	(56,060)	(6,273)
Net change in unrealized appreciation (depreciation)	7,754	53,911
Net increase (decrease) in net assets resulting from operations	186,382	215,650
Distributions to common shareholders:
Class I	(80,646)	(39,684)
Class D	(27,326)	(20,018)
Class F	(112,232)	(84,571)
Class S	(10,968)	(2,054)
Net decrease in net assets resulting from distributions	(231,172)	(146,327)
Share transactions:
Class I:
Proceeds from shares sold	610,430	360,098
Share transfers between classes	46,752	1,333
Distributions reinvested	23,261	13,526
Repurchased shares, net of early repurchase deduction	(152,059)	(33,211)
Net increase (decrease) from share transactions	528,384	341,746
Class D:
Proceeds from shares sold	64,125	96,497
Share transfers between classes	(40,704)	2,927
Distributions reinvested	13,232	10,964
Repurchased shares, net of early repurchase deduction	(33,921)	(10,558)
Net increase (decrease) from share transactions	2,732	99,830
Class F:
Proceeds from shares sold	282,609	428,057
Share transfers between classes	(2,928)	(5,691)
Distributions reinvested	50,831	43,940
Repurchased shares, net of early repurchase deduction	(23,332)	(15,757)
Net increase (decrease) from share transactions	307,180	450,549
Class S:
Proceeds from shares sold	110,234	98,389
Share transfers between classes	(3,120)	1,431
Distributions reinvested	4,593	578
Repurchased shares, net of early repurchase deduction	(1,082)	—
Net increase (decrease) from share transactions	110,625	100,398
Total increase (decrease) in net assets	904,131	1,061,846
Net assets, beginning of period	8,733,932	5,185,364
Net assets, end of period	$9,638,063	$6,247,210

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$186,382	$215,650
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(69,458)	(25,987)
Net realized (gain) loss on investments	19,886	9,949
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	24,102	(12,494)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	38,257	(16,775)
Net accretion of discount and amortization of premium, net	(18,205)	(27,075)
Amortization of deferred financing costs	2,394	2,064
Amortization of original issue discount and debt issuance costs	4,462	1,188
Amortization of offering costs	532	453
Payment-in-kind interest capitalized	(24,183)	(15,722)
Payment-in-kind dividends capitalized	(1,131)	(761)
Purchases of investments	(2,502,618)	(1,416,804)
Proceeds from sale of investments and principal repayments	296,405	848,237
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(5,733)	(14,057)
Interest receivable from non-controlled/affiliated investments	(175)	—
Dividend receivable from non-controlled/non-affiliated investments	65	76
Receivable for investments	(46,577)	71,933
Other assets	10,563	(13,063)
Payable for investments purchased	50,041	27,604
Interest payable	(14,453)	1,712
Due to affiliates	3	947
Management fees payable	10,216	1,058
Income based incentive fees payable	1,714	5,218
Capital gains incentive fees payable	(6,038)	5,954
Shareholder servicing and/or distribution fees payable	206	277
Accrued expenses and other liabilities	15,875	(1,496)
Net cash provided by (used in) operating activities	(2,027,468)	(351,914)
Cash flows from financing activities:
Borrowings on debt	5,151,226	1,267,000
Repayments of debt	(3,713,069)	(1,600,966)
Deferred financing costs paid	(301)	(8,642)
Debt issuance costs paid	(30,770)	(12,606)
Deferred offering costs paid	(184)	—
Proceeds from issuance of Common Shares	1,067,398	983,041
Common Shares repurchased, net of early repurchase deduction	(110,784)	(63,474)
Distributions paid in cash	(130,640)	(100,552)
Net cash provided by (used in) financing activities	2,232,876	463,801
Net increase (decrease) in cash and cash equivalents	205,408	111,887
Cash and cash equivalents, beginning of period	228,899	188,775
Cash and cash equivalents, end of period	$434,307	$300,662

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$145,503	$81,129
Taxes paid during the period	$5,428	$1,522
Distribution payable	$80,511	$51,674
Share repurchases accrued but not paid	$210,394	$59,526
Reinvestment of distributions during the period	$91,917	$69,008
Non-cash purchases of investments	$17,850	$2,016
Non-cash sales of investments	$(17,850)	$(2,016)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt - Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		$11,100	$(26)	$—
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.30%	10/28/2031		81,490	81,298	82,080
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.65%	8/22/2028	A$	3,614	2,432	2,258
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	A$	5,421	(68)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.65%	8/22/2028	A$	41,558	28,061	25,966
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	9.41%	5/3/2028		17,561	8,912	9,171
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.40%	5/3/2029		40,905	40,060	41,314
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.39%	5/3/2029		3,073	3,026	3,104
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(222)	(167)
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.42%	11/1/2030		72,110	70,768	70,873
Fastener Distribution Holdings, LLC (4)(6)(9)				11/4/2031		28,345	(275)	(101)
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	9.07%	11/4/2031		75,632	74,920	75,362
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(105)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.32%	1/9/2030		36,958	36,192	36,931
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.32%	1/9/2030		7,781	7,665	7,775
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.30%	1/9/2030		8,726	8,639	8,720
Goat Holdco LLC (5)(7)	SF +	3.00%	7.32%	1/27/2032		4,375	4,364	4,351
RH Buyer, Inc. (4)(6)(10)				1/17/2031		13,792	(267)	(267)
RH Buyer, Inc. (4)(10)	SF +	6.50%	10.90%	1/17/2031		119,727	117,414	117,412
Tex-Tech Industries, Inc. (4)(6)(9)				1/13/2031		18,094	(178)	(174)
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.32%	1/13/2031		17,192	1,339	1,339
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.29%	1/13/2031		81,421	80,637	80,636
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(511)	—
WP CPP Holdings, LLC (4)(10)	SF +	6.75%	11.07%	11/30/2029		204,123	200,516	204,942
							764,591	771,525	8.00%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.40%	11/9/2026		12,830	12,692	11,660
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.40%	11/9/2026		984	973	894
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.40%	11/9/2026		10,736	10,600	9,757
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.40%	11/9/2026		976	965	887
							25,230	23,198	0.24%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)	E +	5.50%	8.04%	2/13/2032		€65,158	28,199	29,158
							28,199	29,158	0.30%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.50%	6.82%	5/6/2030		10,696	10,652	10,568
Clarios Global LP (7)	SF +	2.75%	7.07%	1/28/2032		5,366	5,360	5,295
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		4,755	4,714	2,556
Foundation Automotive Corp (4)(5)(7)(18)	SF +	7.75% PIK		12/24/2027		15,156	15,032	8,147
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		18,779	18,571	10,095
Foundation Automotive US Corp (4)(6)(7)(18)	SF +	7.75%		12/24/2027		2,701	1,282	1,351
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.21%	2/8/2027		40,078	39,918	40,078
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.19%	2/8/2027		8,414	8,381	8,414
Tenneco Inc (8)	SF +	5.00%	9.42%	11/17/2028		8,000	7,854	7,805
							111,764	94,309	0.98%
Chemicals
Fortis 333 Inc (7)	SF +	3.50%	7.80%	3/27/2032		2,941	2,934	2,926
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.32%	12/31/2029		18,085	17,910	18,062
							20,844	20,988	0.22%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units			Amortized Cost (3)	Fair Value	Percentage of Net Assets
Construction and Materials
Eco Material Technologies Inc (7)	SF +	3.25%	7.47%	2/12/2032		5,000		4,993	4,989
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028		€1,117		(22)	(143)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	8.84%	8/30/2028		€66,970		71,389	63,884
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.29%	7/10/2031		123,681		122,559	124,918
Hobbs & Associates LLC (7)	SF +	2.75%	7.07%	7/23/2031		14,397		14,375	14,217
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	9.04%	12/6/2027		1,049		1,061	1,052
NRO Holdings III Corp. (4)(6)(9)				7/15/2031		214		(4)	1
NRO Holdings III Corp. (4)(6)(9)				7/15/2030		100		(2)	—
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.55%	7/15/2031		682		670	685
								215,019	209,603	2.17%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.75% (incl 2.50% PIK)	11.43%	3/21/2028	A$	57,095		36,326	33,342
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.64%	5/25/2027		45,400	S$	33,016	33,589
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.19%	6/30/2027		57,248		57,248	56,323
Auctane Inc (4)(9)	SF +	5.75%	10.14%	10/5/2028		24,250		24,250	22,961
Citrin Cooperman Advisors LLC (6)(7)				4/1/2032		573		(2)	(3)
Citrin Cooperman Advisors LLC (7)	SF +	3.00%	7.32%	4/1/2032		8,888		8,857	8,835
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027		39,168		38,645	39,218
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027		12,441		12,320	12,457
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027		25,457		25,292	25,490
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.95%	6/16/2027		77,035		43,656	44,349
Corporation Service Company (8)	SF +	2.00%	6.32%	11/2/2029		1,643		1,610	1,637
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.42%	4/30/2027		46,632		46,435	46,804
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.42%	4/30/2027		26,190		26,077	26,286
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.67%	4/9/2029		24,931		24,479	24,684
ImageFIRST Holdings, LLC (7)	SF +	3.25%	7.55%	3/12/2032		4,667		4,655	4,661
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.57%	12/14/2029		18,380		18,163	18,516
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.57%	12/14/2029		1,638		1,617	1,650
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.57%	12/14/2029		4,013		635	688
KUEHG Corp. (5)(8)	SF +	3.25%	7.55%	6/12/2030		2,380		2,375	2,378
Learning Care Group, Inc. (8)	SF +	4.00%	8.30%	8/11/2028		1,970		1,950	1,959
LHS Borrower LLC (8)	SF +	4.75%	9.17%	2/16/2029		6,858		6,819	5,861
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.29%	3/12/2029		46,215		45,354	46,061
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.46%	3/12/2029		12,358		12,285	12,317
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.80%	5/18/2029		22,718		22,436	21,560
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028		21,266		21,028	21,365
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028		15,781		15,605	15,854
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028		103,996		102,807	104,479
Spotless Brands, LLC (4)(6)(10)				7/25/2028		5,175		(56)	—
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	9.76%	7/25/2028		31,026		19,149	19,305
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.55%	6/18/2029		376		374	376
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029		1,055		1,029	817
TruGreen Limited Partnership (9)	SF +	4.00%	8.42%	11/2/2027		8,464		8,407	7,992
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		10/10/2025		1,894		1,894	1,894
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		10/10/2025		3,314		3,314	3,314
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025		22,713		22,713	17,430
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025		13,405		13,403	10,287
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025		859		859	659
								705,024	695,395	7.22%
Electricity

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Cogentrix Finance Holdco I LLC (7)	SF +	2.75%	7.07%	2/26/2032	5,068	5,055	5,055
Hamilton Projects Acquiror LLC (8)	SF +	3.00%	7.32%	5/31/2031	16,497	16,461	16,503
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	27,119	26,715	26,943
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.85%	6/26/2029	26,547	26,098	26,370
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.82%	12/31/2025	14,380	14,231	14,284
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.29%	6/27/2025	25,000	24,951	25,000
Thunder Generation Funding LLC (7)	SF +	3.00%	7.30%	10/3/2031	5,853	5,826	5,859
						119,337	120,014	1.25%
Electronic and Electrical Equipment
Dwyer Instruments Inc (4)(6)(9)				7/20/2029	13,403	(129)	(68)
Dwyer Instruments Inc (4)(6)(9)	SF +	4.75%	9.05%	7/20/2029	19,177	928	1,008
Dwyer Instruments Inc (4)(9)	SF +	4.75%	9.05%	7/20/2029	112,171	111,130	111,605
						111,929	112,545	1.17%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	13.72%	2/9/2027	23,278	23,140	23,393
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	9,900	9,784	9,900
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	4,824	4,717	4,873
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.33%	4/21/2028	4,205	1,023	1,149
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	25,740	25,359	25,740
						64,023	65,055	0.67%
Food Producers
Aspire Bakeries Holdings LLC (7)	SF +	4.25%	8.57%	12/23/2030	7,280	7,246	7,308
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.42%	2/12/2029	11,279	4,941	5,075
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.42%	2/12/2029	88,667	87,586	88,667
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030	14,474	(136)	145
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.55%	10/2/2030	16,375	16,077	16,539
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.50%	10/2/2030	58,951	57,908	59,540
						173,622	177,274	1.84%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	803	785	787
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.15%	8/13/2027	40,189	39,817	40,189
						40,602	40,976	0.43%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	8.05%	12/23/2031	6,191	6,132	6,129
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.06%	12/11/2028	28,612	28,313	24,935
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.32%	11/8/2029	74,063	72,642	74,063
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.49%	1/3/2030	€13,487	14,325	14,589
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.49%	1/3/2030	€72,598	77,112	78,530
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.25%	1/3/2030	€29,873	29,929	32,314
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.25%	1/3/2030	€26,139	26,188	28,274
Formerra, LLC (4)(10)	SF +	7.25%	11.67%	11/1/2028	4,198	4,113	4,176
Formerra, LLC (4)(6)(10)				11/1/2028	12,031	(233)	(62)
Formerra, LLC (4)(10)	SF +	7.25%	11.67%	11/1/2028	104,352	102,278	103,811
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.46%	6/23/2028	11,961	11,895	11,092
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.46%	6/23/2028	49,898	49,481	46,273
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.46%	6/23/2028	4,398	4,374	4,079

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.46%	6/23/2028	13,236		13,164	12,275
							439,713	440,478	4.57%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	7.72%	8/10/2029	C$	23,840	7,069	7,205
123Dentist Inc (4)(5)(9)	C +	5.00%	7.72%	8/10/2029	C$	56,627	43,283	39,553
AB Centers Acquisition Corporation (4)(9)	SF +	5.00%	9.32%	7/2/2031	158,209		156,089	159,659
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.00%	9.32%	7/2/2031	28,815		8,373	9,044
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	16,655		(223)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.00%	9.32%	7/2/2031	53,243		52,824	53,731
Accelerated Health Systems LLC (8)	SF +	4.25%	8.70%	2/15/2029	7,851		7,838	6,151
Aspen Dental Management Inc. (ADMI Corp) (8)	SF +	3.75%	8.19%	12/23/2027	3,293		3,242	3,273
Aspen Dental Management Inc. (ADMI Corp) (7)	SF +	5.75%	10.07%	12/23/2027	852		858	857
AthenaHealth Group Inc. (8)	SF +	3.00%	7.32%	2/15/2029	13,235		13,194	13,103
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028	41,092		40,689	39,196
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.56%	6/11/2027	9,994		9,951	8,962
Charlotte Buyer Inc (8)	SF +	4.25%	8.57%	2/11/2028	23,695		22,870	23,590
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.82%	3/15/2027	2,993		1,277	1,281
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	122,245		121,451	121,606
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	15,682		15,581	15,600
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	5.50%		11/10/2026	1,561		1,041	1,115
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.50% PIK		11/10/2026	7,055		7,055	7,055
FC Compassus, LLC (4)(6)(9)	SF +	5.75% (incl 1.50% PIK)	10.07%	11/26/2030	15,815		1,539	1,625
FC Compassus, LLC (4)(6)(9)	SF +	7.00% (incl 2.08% PIK)	11.33%	11/26/2030	128		12	13
FC Compassus, LLC (4)(9)	SF +	7.04% (incl 2.10% PIK)	11.37%	11/26/2030	1,171		1,155	1,158
FC Compassus, LLC (4)(6)(7)				11/26/2030	19,127		(270)	(173)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	10.07%	11/26/2030	145,692		143,626	144,366
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	25,608		(374)	(216)
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478		(249)	(148)
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.30%	11/21/2031	112,112		110,517	111,166
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700		(111)	—
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.30%	11/24/2031	90,000		89,143	90,900
MB2 Dental Solutions, LLC (4)(6)(13)				2/13/2031	13,909		(233)	(57)
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.82%	2/13/2031	154,523		152,435	153,886
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.82%	2/13/2031	54,024		16,504	17,266
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.82%	2/13/2031	22,375		21,954	22,283
Medline Borrower LP (8)	SF +	2.25%	6.57%	10/23/2028	15,022		14,928	15,010
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.22%	6/3/2030	44,201		43,402	43,911
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.22%	6/3/2030	14,734		14,468	14,637
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032		(84)	(28)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160		(89)	(60)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.22%	6/3/2030	16,605		16,447	16,496
Phoenix Newco Inc (8)	SF +	2.50%	6.82%	11/15/2028	16,673		16,604	16,656
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.55%	3/14/2028	9,141		9,056	9,141
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	26,675		26,403	26,675
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.06%	8/31/2029	92,256		91,177	91,809
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145		(103)	(39)
Precision Medicine Group, LLC (9)	SF +	3.00%	7.40%	11/18/2027	7,979		7,913	7,914
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.95%	12/17/2027	3,892		3,852	3,892
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.95%	12/17/2027	20,416		20,222	20,416

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,333	(6)	(14)
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.57%	11/19/2031	18,667	18,578	18,464
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.57%	12/4/2031	4,673	4,651	4,665
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695	2,714	2,658
Tivity Health Inc (4)(9)	SF +	5.00%	9.32%	6/28/2029	129,495	127,815	129,495
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.00%	7/18/2031	8,229	8,154	8,105
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.04%	7/17/2028	32,423	32,070	32,132
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.04%	7/17/2028	26,212	25,927	25,977
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.05%	7/17/2028	42,742	42,254	42,358
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	56,433	55,436	55,435
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	8,342	8,190	8,194
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	15,932	15,633	15,650
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2029	135,630	133,776	133,351
						1,787,498	1,795,950	18.63%
Household Goods and Home Construction
Hunter Douglas Inc (7)	SF +	3.25%	7.55%	1/17/2032	2,300	2,289	2,205
SWF Holdings I Corp (6)(10)				12/19/2029	94	—	1
SWF Holdings I Corp (10)	SF +	4.50%	8.82%	12/19/2029	73	70	73
SWF Holdings I Corp (10)	SF +	4.00%	8.44%	10/6/2028	667	627	551
						2,986	2,830	0.03%
Industrial Engineering
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.82%	10/2/2029	19,629	19,260	19,629
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.80%	4/3/2028	13,271	3,353	3,539
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.80%	4/2/2029	151,882	148,978	152,518
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.05%	11/22/2029	18,139	17,723	18,069
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.07%	12/27/2031	17,062	1,795	1,859
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.05%	12/27/2031	8,731	2,396	2,427
Rotation Buyer, LLC (4)(9)	SF +	4.75%	9.05%	12/27/2031	66,540	65,900	66,140
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.00%	12/1/2027	€4,803	5,017	4,226
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50% (incl 2.00% PIK)	10.94%	12/1/2027	1,000	710	548
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	10.96%	12/1/2027	12,194	12,072	10,093
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.00%	12/1/2027	€8,458	9,461	7,442
TK Elevator US Newco Inc (5)(8)	SF +	3.00%	7.32%	4/30/2030	12,416	12,288	12,399
Wec US Holdings Inc (7)	SF +	2.25%	6.57%	1/27/2031	9,950	9,885	9,871
						308,838	308,760	3.20%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.79%	7/31/2029	120,590	115,989	116,442
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.11%	7/31/2029	€25,444	26,490	26,579
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.79%	7/31/2029	10,254	899	959
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.30%	4/10/2029	59,586	58,372	58,780
Star Holding LLC (7)	SF +	4.50%	8.82%	7/31/2031	4,275	4,254	4,189
						206,004	206,949	2.15%
Industrial Support Services
AI Circle Bidco Limited (4)(5)(10)	E +	5.75%	8.19%	2/8/2031	€6,374	6,723	6,867
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	9.23%	2/8/2031	€44,620	46,467	48,069
AI Circle Bidco Limited (4)(5)(6)(10)	E +	5.75%	8.19%	2/8/2031	€66,803	21,745	21,900
Allied Universal Holdco LLC (8)	SF +	3.75%	8.17%	5/12/2028	12,427	12,395	12,428

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Argos Health Holdings, Inc. (4)(9)	SF +	6.00%	10.30%	12/6/2027	645	639	632
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl 4.00% PIK)	12.54%	10/31/2029	117,913	115,773	116,294
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445	(257)	(185)
AVSC Holding Corp. (4)(6)(9)	SF +	5.00%	9.32%	12/5/2029	8,660	531	554
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.32%	12/5/2031	74,189	72,771	73,034
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189	(378)	(286)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.82%	1/14/2030	18,189	4,802	4,875
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.82%	1/14/2030	149,578	146,329	146,932
Azalea Topco, Inc. (7)	SF +	3.25%	7.57%	4/30/2031	7,980	7,970	7,946
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558	(82)	—
Captive Resources Midco LLC (4)(9)	SF +	4.75%	9.07%	7/2/2029	92,282	91,204	92,282
The Chartis Group LLC (4)(9)	SF +	4.50%	8.80%	9/17/2031	81,592	80,839	81,559
The Chartis Group LLC (4)(6)(9)				9/17/2031	25,040	(241)	(10)
The Chartis Group LLC (4)(6)(9)				9/17/2031	14,716	(135)	(6)
Core & Main LP (5)(7)	SF +	2.00%	6.27%	2/9/2031	1,822	1,822	1,820
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(253)	107
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(225)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.57%	10/1/2029	80,078	78,590	80,879
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423	(37)	44
Currahee Borrower Sub LLC (6)(7)				3/31/2032	1,952	(10)	—
Currahee Borrower Sub LLC (7)	SF +	4.00%	8.30%	3/31/2032	8,433	8,390	8,433
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	6.00%	10.30%	12/6/2027	806	799	790
EIS Legacy Holdco, LLC (4)(6)(9)	SF +	4.75%	9.05%	11/5/2031	30,682	5,839	6,027
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000	(121)	(54)
EIS Legacy Holdco, LLC (4)(9)	SF +	4.75%	9.05%	11/5/2031	64,271	63,665	64,041
Employbridge, LLC (6)(9)				1/19/2030	1,602	—	(211)
Employbridge, LLC (9)	SF +	4.75%	9.19%	1/19/2030	9,150	9,644	3,900
Employbridge, LLC (9)	SF +	5.50%	9.80%	1/19/2030	3,827	3,607	3,322
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426	(267)	48
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704	(160)	—
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.82%	3/12/2031	100,927	99,213	101,266
Guidehouse Inc. (4)(9)	SF +	5.00% (incl 2.00% PIK)	9.32%	12/16/2030	189,359	187,357	189,359
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221	(114)	(2)
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.29%	9/22/2028	88,679	88,252	88,673
Madison IAQ LLC (8)	SF +	3.25%	7.57%	3/26/2032	7,833	7,755	7,770
Madison Safety & Flow LLC (7)	SF +	2.75%	7.07%	9/26/2031	4,169	4,160	4,167
NBG Acquisition Corp. (4)(6)(9)	SF +	5.50%	9.95%	11/6/2028	2,876	2,655	2,341
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.95%	11/6/2028	3,317	3,275	2,936
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.94%	11/6/2028	21,064	20,981	18,649
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.32%	11/17/2031	3,160	3,137	3,144
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800	(587)	(328)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125	(293)	(172)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.54%	9/10/2030	101,366	99,527	100,288
PEX Holdings LLC (7)	SF +	2.75%	6.97%	11/26/2031	15,000	14,964	14,925
PG Polaris BidCo Sarl (5)(7)	SF +	3.00%	7.30%	3/26/2031	11,937	11,922	11,952
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.32%	2/7/2031	7,444	7,428	7,434
Royal Buyer, LLC (4)(9)	SF +	5.50%	9.81%	8/31/2028	8,917	8,813	8,917
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(80)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	9.81%	8/31/2028	43,988	43,474	43,988
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	9.81%	8/31/2028	23,529	19,681	19,881
Royal Buyer, LLC (4)(9)	SF +	5.50%	9.81%	8/31/2028	70,141	69,613	70,141

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Sedgwick Claims Management Services Inc (7)	SF +	3.00%	7.31%	7/31/2031	19,013	18,849	18,973
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.57%	5/2/2028	14,953	14,782	14,953
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.57%	5/2/2028	117,528	116,288	117,528
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579	(44)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	4.75%	9.15%	9/13/2028	42,559	42,020	42,650
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	4.75%	9.14%	9/13/2028	5,948	2,884	2,968
Team, Inc. (4)(6)(10)				3/12/2030	14,960	(335)	(333)
Team, Inc. (4)(10)	SF +	6.50%	10.83%	3/12/2030	52,360	51,195	51,194
Transnetwork LLC (4)(8)	SF +	4.75%	9.05%	12/29/2030	72,394	71,600	72,756
TruckPro, LLC (4)(12)	SF +	7.75%	12.19%	8/16/2028	69,295	67,892	66,574
Vaco Holdings LLC (9)	SF +	5.00%	9.45%	1/21/2029	13,069	13,032	12,112
W3 TopCo LLC (4)(10)	SF +	6.50%	10.80%	3/22/2029	89,006	86,178	86,693
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	5.00%	9.30%	10/1/2031	19,815	1,959	2,106
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	5.00%	9.32%	10/1/2031	9,750	442	483
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.31%	10/1/2031	47,449	47,229	47,455
						2,003,482	2,013,472	20.89%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)	E +	6.25%	8.94%	5/31/2029	€11,245	3,412	3,649
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	€8,096	8,532	8,757
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	€22,264	23,462	24,083
Stonepeak Nile Parent LLC (5)(7)	SF +	2.75%	7.07%	2/4/2032	3,529	3,521	3,520
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	10.04%	2/13/2031	9,323	5,805	6,004
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	10.05%	2/13/2030	11,973	604	798
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.07%	2/13/2031	85,510	84,075	85,904
						129,411	132,715	1.38%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.82%	2/27/2032	8,427	8,333	8,411
Ascensus Holdings, Inc. (8)	SF +	3.00%	7.32%	8/2/2028	12,530	12,486	12,471
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	9.07%	6/3/2031	102,573	101,214	103,418
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	15,518	(219)	128
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539	(304)	—
DRW Holdings LLC (7)	SF +	3.50%	7.79%	6/26/2031	10,000	9,952	9,980
Earps Bidco Limited (4)(5)(6)(7)				3/28/2032	£13,000	(252)	(252)
Earps Bidco Limited (4)(5)(7)	SN +	5.00%	9.46%	3/28/2032	£37,700	48,064	47,975
Eisner Advisory Group LLC (8)	SF +	4.00%	8.32%	2/28/2031	5,987	5,936	5,989
Focus Financial Partners, LLC (7)	SF +	2.75%	7.07%	9/15/2031	14,464	14,418	14,341
Grant Thornton LLP (6)(7)				6/2/2031	380	—	(1)
Grant Thornton LLP (7)	SF +	2.75%	7.07%	6/2/2031	14,823	14,823	14,765
Harp Finco LTD (4)(5)(7)	SN +	5.50%	9.96%	3/27/2032	£113,774	144,396	144,049
Jump Financial LLC (7)	SF +	4.25%	8.55%	2/26/2032	2,381	2,369	2,396
June Purchaser LLC (6)(7)				11/28/2031	1,619	(6)	4
June Purchaser LLC (7)	SF +	3.25%	7.47%	11/28/2031	9,714	9,677	9,739
Madonna Bidco Limited (4)(5)(6)(7)	SN +	5.25%	9.71%	10/25/2031	£10,435	143	276
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.80%	10/25/2031	£51,131	65,032	65,428
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.05%	8/29/2031	16,300	6,295	6,430
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.04%	8/29/2031	6,100	1,416	1,465
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.05%	8/29/2031	27,600	27,347	27,567
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(100)	—
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.43%	9/4/2029	7,590	1,290	1,401
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,713	48,942	49,713
Orthrus Limited (4)(5)(6)(7)				12/5/2031	£15,961	(347)	(275)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	8.71%	12/5/2031	€30,863	32,134	32,947

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	£34,557	43,343	44,050
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.56%	12/5/2031	81,541	80,188	80,456
Osaic Holdings Inc (7)	SF +	3.50%	7.82%	8/17/2028	11,764	11,725	11,691
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.05%	4/4/2031	69,650	69,047	69,650
Rockefeller Capital Management (4)(6)(8)	SF +	4.75%	9.05%	4/4/2031	15,000	2,390	2,500
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.46%	9/22/2028	£22,377	26,631	29,390
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.25%	9.71%	6/24/2031	£93,262	117,277	121,690
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	£6,211	(74)	80
						903,566	917,872	9.52%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.56%	9/7/2027	721	718	728
						718	728	0.01%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.32%	7/2/2031	14,774	14,714	14,697
						14,714	14,697	0.15%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.55%	3/14/2029	12,489	12,357	12,489
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(136)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	9.55%	3/14/2029	53,811	53,176	53,811
2080 Media, Inc. (4)(6)(9)	SF +	5.25%	9.55%	3/14/2029	18,859	9,870	10,058
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,043	1,015	1,034
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.69%	10/29/2027	2,766	2,302	2,258
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.69%	10/29/2027	39,914	39,392	38,763
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.40%	6/18/2027	1,127	1,119	1,056
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.40%	6/18/2027	19,796	19,645	18,560
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.32%	3/24/2032	8,219	8,178	8,214
Global Music Rights, LLC (4)(6)(9)				12/20/2031	46,796	(449)	(281)
Global Music Rights, LLC (4)(9)	SF +	4.75%	9.05%	12/20/2031	439,167	434,951	436,534
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	11.29%	10/29/2029	6,604	6,463	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	11.89%	10/29/2029	£15,493	18,901	20,216
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	9.61%	10/29/2029	€2,540	2,740	2,775
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	9.61%	10/29/2029	€3,048	3,196	3,330
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080	(126)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	11.29%	10/29/2029	30,478	29,850	30,783
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.64%	5/19/2031	12,087	11,822	12,208
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.78%	5/19/2031	£73,522	91,372	95,932
Law Business Research Inc. (4)(5)(6)(8)				5/19/2031	46,320	(1,086)	463
McGraw-Hill Education Inc (8)	SF +	3.25%	7.57%	8/6/2031	10,144	10,022	10,140
Renaissance Financiere (4)(5)(7)	E +	7.00%	9.59%	7/26/2028	€34,871	35,668	35,766
UFC Holdings LLC (5)(7)	SF +	2.25%	6.58%	11/21/2031	2,100	2,098	2,097
						792,340	802,927	8.33%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.95%	2/23/2028	21,259	20,986	19,769
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.54%	9/30/2030	15,482	15,088	15,482
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855	(28)	—
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855	(28)	—
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254	(478)	—
Bamboo US BidCo LLC (4)(10)	E +	5.25%	7.86%	9/30/2030	€62,952	65,081	68,095
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.54%	9/30/2030	83,172	81,282	83,172

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Bausch + Lomb Corporation (5)(8)	SF +	3.25%	7.67%	5/10/2027		9,476	9,463	9,454
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031		23,581	(339)	(92)
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.00%	9.33%	8/7/2031		16,674	14,363	14,525
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.32%	8/7/2031		154,364	152,590	153,764
Femur Buyer, Inc. (4)(6)(10)	SF +	7.50%	11.80%	9/18/2029		13,350	6,137	5,367
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	12.55%	3/18/2030		143,961	141,116	135,469
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	7.81%	10/31/2030		€63,783	65,973	70,373
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.32%	3/13/2029		110,659	108,017	111,765
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.32%	3/13/2029		61,808	60,885	62,426
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.32%	3/13/2029		66,913	66,048	67,582
Plasma Buyer LLC (4)(9)	SF +	6.25%	10.55%	5/12/2029		3,132	3,089	2,992
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.05%	5/12/2028		9,458	7,721	7,428
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.07%	5/12/2029		82,997	81,981	78,923
Resonetics, LLC (9)	SF +	3.25%	7.55%	6/18/2031		38,444	38,358	38,270
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025		13,460	6,129	1,773
Spruce Bidco II Inc. (4)(9)	C +	5.00%	7.72%	1/31/2032	C$	35,000	23,811	23,968
Spruce Bidco II Inc. (4)(9)	TN +	5.25%	6.00%	1/31/2032		¥3,744,213	23,822	24,604
Spruce Bidco II Inc. (4)(6)(9)				1/31/2032		43,899	(643)	(643)
Spruce Bidco II Inc. (4)(9)	SF +	5.00%	9.32%	1/31/2032		165,864	163,434	163,433
TecoStar Holdings Inc (4)(10)	SF +	8.00%	12.29%	7/6/2029		126,897	124,794	123,403
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.32%	10/29/2031		17,456	17,374	17,489
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.80%	7/30/2031		90,262	89,446	90,262
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031		13,271	(120)	—
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.80%	2/28/2031		23,088	7,765	8,312
Zeus Company LLC (4)(6)(9)				2/28/2030		21,506	(264)	—
Zeus Company LLC (4)(9)	SF +	5.50%	9.80%	2/28/2031		123,169	121,606	124,401
							1,514,459	1,521,766	15.79%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.06%	10/30/2029		7,912	7,835	7,912
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.06%	11/1/2029		39,150	38,948	39,150
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.04%	11/1/2029		14,088	14,088	14,088
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	4.75%	9.04%	11/1/2029		21,831	8,406	8,502
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029		2,903	(11)	—
Acrisure LLC (7)	SF +	3.00%	7.32%	11/6/2030		20,008	19,997	19,918
Alera Group, Inc. (4)(9)	SF +	5.25%	9.57%	10/2/2028		21,282	21,152	21,282
Alera Group, Inc. (4)(9)	SF +	5.25%	9.57%	10/2/2028		12,239	12,233	12,239
Alera Group, Inc. (4)(9)	SF +	5.25%	9.57%	10/2/2028		43,166	43,145	43,166
Alera Group, Inc. (4)(9)	SF +	5.75%	10.07%	10/2/2028		5,164	5,122	5,164
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.07%	9/19/2031		18,651	18,506	18,557
AmWINS Group Inc (9)	SF +	2.25%	6.57%	1/30/2032		10,193	10,181	10,124
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.29%	12/29/2031		19,965	19,590	19,805
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.32%	6/13/2031		11,090	11,018	11,008
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.80%	9/29/2028		5,017	1,617	1,641
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.80%	9/29/2028		6,383	322	361
Galway Borrower LLC (4)(9)	SF +	4.50%	8.80%	9/29/2028		133,289	132,918	133,289
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.50%	7.82%	1/8/2032		3,509	3,500	3,522
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.07%	11/24/2028		14,302	5,817	5,941
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.83%	11/24/2028		31,884	31,650	31,884
HUB International Ltd (7)		7.25%	7.25%	6/15/2030		10,517	10,517	10,839
HUB International Ltd (7)	SF +	2.50%	6.79%	6/20/2030		13,715	13,597	13,673
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		2,638	(21)	—
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		362	(2)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.31%	8/27/2028		64,865	64,521	64,865
Jones Deslauriers Insurance Management Inc. (5)(7)		8.50%	8.50%	3/15/2030		14,487	14,471	15,223
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032		€9,744	(152)	(148)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)	E +	5.25%	7.81%	2/5/2032		€53,590	54,986	57,157
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032		€4,060	(63)	(61)
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.49%	10/16/2028		18,001	17,792	18,001
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.42%	10/14/2028		822	402	411
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.45%	10/16/2028		7,095	7,020	7,095
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.32%	8/21/2031		15,222	714	771
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031		3,045	(14)	(4)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.32%	8/21/2031		26,322	26,202	26,289
Summit Acquisition Inc (7)	SF +	3.75%	8.07%	10/16/2031		17,500	17,418	17,522
TIH Insurance Holdings LLC (7)	SF +	2.75%	7.05%	5/6/2031		6,129	6,116	6,098
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.45%	3/25/2027		25,690	25,538	25,690
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027		6,576	(39)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.45%	3/25/2027		20,370	20,242	20,370
USI Inc/NY (7)	SF +	2.25%	6.55%	9/29/2030		12,840	12,821	12,733
USI Inc/NY (7)	SF +	2.25%	6.55%	11/21/2029		1,919	1,919	1,903
							700,019	705,980	7.32%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		9,685	(196)	(48)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.82%	12/7/2029		9,702	7,258	7,358
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	12/7/2029		63,760	62,788	63,447
CVR CHC LP (5)(7)	SF +	4.00%	8.30%	12/30/2027		5,403	5,361	5,418
							75,211	76,175	0.79%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	9.21%	12/27/2029		€170,600	172,809	179,878
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.55%	6/27/2030		119,125	118,085	120,317
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029		9,034	(77)	—
Puma Buyer LLC (4)(8)	SF +	4.50%	8.80%	3/29/2032		59,835	59,387	59,386
Puma Buyer LLC (4)(6)(8)				3/29/2032		9,853	(74)	(74)
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.93%	3/23/2028	A$	20,900	14,202	13,058
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.93%	3/23/2028	A$	34,678	25,544	21,667
Vital Bidco AB (4)(5)(6)(10)	SF +	4.50%	8.82%	10/29/2030		16,892	3,807	3,949
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.80%	10/29/2031		97,650	95,795	96,745
							489,478	494,926	5.14%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(559)
Daphne S.P.A. (4)(5)(7)	E +	6.25%	8.61%	5/23/2028		€45,354	47,923	42,686
Spanx, LLC (4)(6)(9)				11/18/2027		5,000	(45)	—
Spanx, LLC (4)(9)	SF +	5.25%	9.67%	11/20/2028		29,025	28,709	29,025
S&S Holdings LLC (8)	SF +	5.00%	9.32%	10/1/2031		11,940	11,769	11,705
							88,250	82,857	0.86%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.82%	9/13/2031		68,590	67,472	68,987
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031		6,020	(29)	35
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.82%	9/13/2031		127,241	126,655	127,978
Azurity Pharmaceuticals Inc (4)(6)(10)				3/14/2030		20,537	(407)	(407)
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.29%	3/14/2030		235,845	231,174	231,172
Cambrex Corporation (4)(6)(9)				3/6/2032		16,460	(164)	(163)
Cambrex Corporation (4)(6)(9)				3/6/2032		18,341	(182)	(182)
Cambrex Corporation (4)(9)	SF +	4.75%	9.07%	3/6/2032		110,282	109,191	109,190

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.07%	11/1/2028		1,327	1,318	1,292
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(14)	(29)
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.07%	11/1/2028		24,639	24,429	23,974
Creek Parent, Inc. (4)(6)(9)				12/18/2031		22,379	(349)	(270)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.57%	12/18/2031		122,875	120,950	121,391
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.51%	1/27/2032		4,167	4,156	4,163
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.00%	10/27/2028		€13,316	13,613	14,345
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.00%	10/27/2028		€82,300	80,797	88,660
Endo Finance Holdings Inc (8)	SF +	4.00%	8.32%	4/23/2031		6,982	6,980	6,932
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	A$	24,086	(122)	(29)
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	9.46%	11/15/2031	A$	243,533	155,981	151,865
Syneos Health Inc (7)	SF +	4.00%	8.30%	9/27/2030		14,998	14,913	14,360
WCG Intermediate Corp (10)	SF +	3.00%	7.32%	2/25/2032		13,313	13,250	13,207
							969,612	976,471	10.13%
Real Estate Investment and Services
Associations Inc. (4)(10)	SF +	6.50%	11.06%	7/3/2028		55,415	55,372	55,970
Associations Inc. (4)(6)(10)	SF +	6.50%	11.06%	7/3/2028		4,312	1,067	1,114
Associations Inc. (4)(6)(10)	SF +	6.50%	11.08%	7/3/2028		3,459	2,557	2,559
							58,996	59,643	0.62%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	7.71%	12/5/2029		€21,626	22,796	23,459
Belron Finance 2019 LLC (8)	SF +	2.75%	7.05%	10/16/2031		14,071	14,038	14,064
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.29%	10/31/2029		426	87	95
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.29%	10/31/2029		14,460	14,341	14,565
Great Outdoors Group, LLC (9)	SF +	3.25%	7.57%	1/23/2032		13,590	13,524	13,578
Johnstone Supply LLC (7)	SF +	2.50%	6.82%	6/9/2031		6,275	6,267	6,232
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.19%	7/28/2027		42,899	42,151	42,224
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.19%	7/28/2027		37,208	36,237	36,622
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.19%	7/28/2027		95,217	93,580	93,718
Petsmart LLC (9)	SF +	3.75%	8.17%	2/11/2028		15,236	15,178	15,030
Staples, Inc. (8)	SF +	5.75%	10.04%	9/4/2029		31,108	29,872	27,717
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.55%	8/31/2028		7,960	7,960	7,977
White Cap Buyer, LLC (7)	SF +	3.25%	7.57%	10/19/2029		15,354	15,297	14,924
							311,328	310,205	3.22%
Software and Computer Services
Acuris Finance US, Inc (7)	SF +	3.75%	8.05%	2/16/2028		8,341	8,231	8,340
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.71%	6/28/2029		£47,995	56,087	62,005
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.71%	6/28/2029		£91,991	110,366	118,843
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031		11,207	(107)	112
Artifact Bidco, Inc. (4)(8)	SF +	4.50%	8.80%	7/26/2031		45,788	45,375	46,246
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		2,562	(23)	(1)
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030		5,443	(48)	(1)
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.39%	11/7/2029		39,500	38,743	38,841
Artisan Bidco, Inc. (4)(6)(10)	SF +	7.00%	11.18%	11/7/2029		6,000	1,285	1,300
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.05%	11/7/2029		€18,381	19,284	19,549
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.44%	11/7/2029		998	988	981
Auditboard, Inc. (4)(6)(9)				7/14/2031		75,714	(718)	379
Auditboard, Inc. (4)(6)(9)				7/14/2031		30,286	(272)	—
Auditboard, Inc. (4)(9)	SF +	4.75%	9.05%	7/14/2031		159,000	157,574	159,795
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.50%	8.29%	5/22/2031		€46,878	49,847	51,215
Avalara, Inc. (7)	SF +	3.25%	7.55%	3/26/2032		13,000	12,935	12,965
BMC Software Inc (7)	SF +	3.00%	7.29%	7/30/2031		3,000	2,965	2,952

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Boreal Bidco (4)(5)(6)(7)				3/26/2032	€4,353		(105)	(106)
Boreal Bidco (4)(5)(7)	E +	7.25% (incl 5.75% PIK)	9.61%	3/26/2032	€48,970		51,475	51,781
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	9.55%	5/14/2029	4,500		4,472	4,500
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	9.81%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	9.81%	4/16/2027	22,146		22,146	22,146
Calabrio, Inc. (4)(10)	SF +	5.50%	9.81%	4/16/2027	3,248		3,208	3,248
Central Parent LLC (7)	SF +	3.25%	7.55%	7/6/2029	20,199		20,136	17,396
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(120)	(24)
Certinia Inc. (4)(10)	SF +	5.25%	9.54%	8/4/2030	52,071		51,070	51,840
Cloud Software Group Inc (8)	SF +	3.75%	8.05%	3/21/2031	4,777		4,777	4,737
Cloud Software Group Inc (8)	SF +	3.50%	7.80%	3/29/2029	13,800		13,275	13,691
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		6,931	7,523
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(148)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(101)	—
Coupa Holdings, LLC (4)(9)	SF +	5.25%	9.54%	2/27/2030	79,179		77,875	79,970
Databricks Inc (4)(6)(7)				1/3/2031	30,597		(153)	(148)
Databricks Inc (4)(7)	SF +	4.50%	8.82%	1/3/2031	137,478		136,810	136,814
Delta Topco, Inc. (7)	SF +	2.75%	7.07%	11/30/2029	18,196		18,158	18,015
Denali Bidco Limited (4)(5)(7)	E +	5.00%	7.36%	8/29/2030	€9,441		9,844	10,212
Denali Bidco Limited (4)(5)(7)	E +	5.00%	7.36%	8/29/2030	€6,742		7,196	7,293
Denali Bidco Limited (4)(5)(7)	SN +	5.00%	9.46%	8/29/2030	£23,265		28,859	30,056
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£14,557		(333)	—
Denali Bidco Limited (4)(5)(7)	E +	5.00%	7.36%	8/29/2030	€15,916		16,668	17,216
EasyPark Strategy AB (4)(5)(8)	SN +	5.00%	9.48%	12/19/2030	£28,772		35,292	36,763
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.65%	12/19/2030	€73,844		75,416	79,001
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.68%	12/19/2030	231,454	kr	19,922	21,764
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.27%	12/19/2030	45,034		44,386	44,533
Einstein Parent, Inc. (4)(6)(9)				1/22/2031	9,745		(189)	(189)
Einstein Parent, Inc. (4)(9)	SF +	6.50%	10.79%	1/22/2031	94,062		92,240	92,239
Elements Finco Limited (4)(5)(7)	SF +	4.97% (incl 1.97% PIK)	9.29%	4/29/2031	10,482		10,392	10,587
Elements Finco Limited (4)(5)(7)	SF +	4.97% (incl 1.97% PIK)	9.29%	4/29/2031	8,724		8,649	8,812
Elements Finco Limited (4)(5)(7)	SN +	5.25% (incl 2.25% PIK)	9.71%	4/29/2031	£33,508		41,731	43,722
Elements Finco Limited (4)(5)(7)	SN +	5.25% (incl 2.25% PIK)	9.71%	4/29/2031	£15,021		18,699	19,599
Elements Finco Limited (4)(5)(7)	SN +	5.25% (incl 2.25% PIK)	9.71%	4/29/2031	£50,131		62,057	65,412
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.82%	12/24/2029	65,933		65,152	66,593
Enverus Holdings Inc (4)(6)(9)				12/24/2029	1,227		(17)	12
Enverus Holdings Inc (4)(6)(9)				12/24/2029	4,913		(58)	—
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	14,333		(215)	(214)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(95)	(95)
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl 3.13% PIK)	10.05%	3/25/2032	51,760		50,986	50,985
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	5
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.75%	9.07%	11/12/2030	3,857		368	386
HT Intermediary III, Inc. (4)(9)	SF +	4.75%	9.07%	11/12/2030	42,322		42,123	42,345
Huskies Parent Inc (4)(6)(9)	SF +	5.25%	9.67%	11/3/2027	1,000		167	175
Huskies Parent Inc (4)(9)	SF +	5.25%	9.67%	11/3/2028	24,834		24,573	24,773
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.31%	12/1/2028	152,399		150,746	152,399

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
IRI Group Holdings, Inc. (4)(6)(13)	P +	4.00%	11.50%	12/1/2027	9,023		916	1,011
Kaseya Inc (7)	SF +	3.25%	7.57%	3/22/2032	13,235		13,169	13,211
Kona Buyer, LLC (4)(6)(9)	SF +	4.50%	8.79%	7/23/2031	33,240		6,297	6,954
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273		(316)	333
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.79%	7/23/2031	112,846		111,829	113,974
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(139)	—
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(323)	(266)
Kryptona Bidco US, LLC (4)(7)	E +	6.25% (incl 3.38% PIK)	8.73%	12/18/2031	€35,949		36,580	38,280
Kryptona Bidco US, LLC (4)(9)	SF +	6.25% (incl 3.38% PIK)	10.55%	12/18/2031	155,339		152,384	152,886
LMI Inc/DE (8)	SF +	3.50%	7.92%	10/2/2028	2,170		2,163	2,133
McAfee Corp (8)	SF +	3.00%	7.32%	3/1/2029	6,966		6,948	6,666
Medallia Inc (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.82%	10/30/2028	80,737		80,737	73,837
Mediaocean LLC (8)	SF +	3.50%	7.92%	12/15/2028	6,166		6,161	6,161
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	€5,188		(82)	(31)
Meralm Bidco AB (4)(5)(8)	E +	5.50% (incl 2.25% PIK)	7.89%	8/29/2031	€33,218		36,192	35,733
Meralm Bidco AB (4)(5)(8)	SF +	5.50% (incl 2.25% PIK)	9.93%	8/29/2031	13,851		13,663	13,774
Meralm Bidco AB (4)(5)(8)	ST +	5.50% (incl 2.25% PIK)	7.84%	8/29/2031	418,188	kr	40,149	41,412
Meralm Bidco AB (4)(5)(8)	N +	5.50% (incl 2.25% PIK)	10.00%	8/29/2031	266,362	kr	24,758	25,188
Meralm Bidco AB (4)(5)(8)	E +	9.00% (incl 4.75% PIK)	11.39%	8/29/2031	€47,816		52,066	51,394
Mitchell International Inc (8)	SF +	3.25%	7.57%	6/17/2031	9,950		9,906	9,846
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	7.93%	2/10/2028	1,775		1,769	1,203
New Era Technology Inc (4)(7)(18)	SF +	6.25%		10/31/2026	19,013		19,013	14,506
OEConnection LLC (9)	SF +	5.00%	9.32%	4/22/2031	67,119		66,539	67,287
OEConnection LLC (9)	SF +	5.00%	9.32%	4/22/2031	11,711		11,604	11,741
OEConnection LLC (6)(9)				4/22/2031	7,338		(64)	18
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	9.30%	5/28/2030	195,613		193,092	196,725
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(326)	—
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657		(74)	(9)
Oranje Holdco, Inc. (4)(10)	SF +	7.75%	12.04%	2/1/2029	33,837		33,297	33,769
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	11.54%	2/1/2029	15,917		15,652	15,767
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(92)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.05%	10/17/2029	81,855		80,864	82,674
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.32%	9/19/2028	4,329		1,693	1,738
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.32%	9/19/2028	42,250		41,751	42,250
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.55%	10/26/2030	17,516		17,278	17,498
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.57%	10/28/2030	1,393		1,390	1,390
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.44%	3/10/2028	14,433		14,369	14,406
Proofpoint, Inc. (8)	SF +	3.00%	7.32%	8/31/2028	7,756		7,752	7,740
QBS Parent, Inc. (6)(9)				11/7/2031	3,820		(18)	2
QBS Parent, Inc. (9)	SF +	4.75%	9.05%	11/7/2031	39,526		39,339	39,551
Quail Buyer, Inc. (4)(9)	SF +	5.25%	9.77%	10/1/2027	7,218		7,155	7,218
Quail Buyer, Inc. (4)(9)	SF +	5.25%	9.77%	10/1/2027	39,538		39,095	39,538
Red Planet Borrower, LLC (8)	SF +	5.25%	9.57%	10/2/2028	2,188		2,109	2,188
Renaissance Holding Corp. (8)	SF +	4.00%	8.32%	4/5/2030	7,880		7,751	7,747
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	(7)
Riley MergeCo LLC (4)(10)	SF +	5.50%	9.94%	9/23/2027	1,795		1,777	1,728

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Severin Acquisition, LLC (4)(6)(9)	SF +	5.00% (incl 2.25% PIK)	9.32%	10/1/2031	63,010	3,649	4,264
Severin Acquisition, LLC (4)(6)(9)	SF +	4.75%	9.07%	10/1/2031	44,454	6,255	6,668
Severin Acquisition, LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.32%	10/1/2031	301,968	299,193	302,005
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143	(32)	(7)
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143	(16)	(7)
Smarsh Inc. (4)(6)(9)	SF +	4.75%	9.08%	2/16/2029	3,214	401	418
Smarsh Inc. (4)(9)	SF +	4.75%	9.05%	2/16/2029	22,500	22,260	22,426
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	29,305	(439)	(440)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553	(323)	(323)
Stack Sports Buyer, LLC (4)(9)	SF +	5.75% (incl 3.13% PIK)	10.05%	3/31/2031	131,871	129,894	129,893
Storable Inc (7)	SF +	3.25%	7.57%	4/16/2031	5,045	5,039	5,022
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.79%	10/17/2031	€16,592	11,685	11,868
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	€3,130	(51)	(98)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	7.79%	10/17/2031	€41,812	44,659	43,918
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.81%	7/2/2030	30,127	29,401	29,940
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875	(266)	(264)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449	(191)	(191)
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl 4.88% PIK)	10.55%	2/11/2032	134,377	133,059	133,058
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.25%	3/10/2028	3,289	495	526
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.05%	3/10/2028	21,059	20,896	21,059
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	9.12%	3/10/2028	£35,793	43,472	46,241
UKG Inc (7)	SF +	3.00%	7.30%	2/10/2031	9,853	9,843	9,843
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	11.30%	4/5/2029	18,948	18,719	18,948
Wave Distribution Holdings LLC (5)(10)	SF +	3.50%	7.94%	3/5/2027	2,371	2,369	2,375
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.07%	9/28/2029	10,884	10,841	10,829
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.57%	11/26/2031	4,988	4,964	4,981
Zendesk Inc (4)(6)(9)				11/22/2028	39,321	(606)	—
Zendesk Inc (4)(6)(9)				11/22/2028	17,940	(218)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.30%	11/22/2028	160,594	158,654	160,594
						3,867,253	3,923,221	40.71%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.25%	2/1/2029	8,757	8,715	8,658
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.19%	1/27/2028	5,122	1,721	1,729
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.19%	1/27/2028	44,532	43,878	43,979
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.20%	1/27/2028	2,312	2,312	2,283
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.08%	11/9/2027	970	960	970
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.08%	11/9/2027	2,520	2,495	2,520
						60,081	60,139	0.62%
Telecommunications Equipment
Guardian US Holdco LLC (8)	SF +	3.50%	7.80%	1/31/2030	7,861	7,749	7,756
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.57%	6/21/2029	55,838	54,895	55,333
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365	(107)	(58)
						62,537	63,031	0.65%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	9.55%	8/2/2027	2,297	2,273	2,303
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.42%	7/17/2028	2,897	2,877	2,834
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.42%	7/17/2028	1,143	1,133	1,118
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.42%	7/17/2028	13,657	13,540	13,360

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							19,823	19,615	0.20%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)(18)	SN +	6.00%		9/8/2028		£1,662	308	206
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£7,749	10,099	6,974
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£4,509	5,909	4,059
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028		£4,676	6,126	4,209
Artemis Bidco Limited (4)(5)(6)(7)(18)	SN +	6.00%		9/8/2028		£790	645	687
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.82%	1/27/2029		9,827	9,603	9,690
Flynn Restaurant Group LP (7)	SF +	3.75%	8.07%	1/28/2032		20,192	20,093	19,830
Havila Kystruten Operations AS (4)(5)(7)	E +	8.75% (incl 2.00% PIK)	11.39%	7/27/2026		€19,351	21,444	21,993
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.76%	8/7/2029	A$	3,579	421	401
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.76%	8/7/2029	A$	32,211	21,234	19,711
IRB Holding Corp. (9)	SF +	2.50%	6.82%	12/15/2027		2,663	2,663	2,650
LC Ahab US Bidco LLC (4)(7)	SF +	3.00%	7.32%	5/1/2031		5,078	5,063	5,046
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031		5,522	(106)	(109)
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.33%	8/22/2030		14,733	6,586	6,338
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	9.83%	8/22/2031		94,964	92,528	93,098
Life Time, Inc. (5)(7)	SF +	2.50%	6.80%	11/5/2031		3,310	3,302	3,306
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031		£30,110	(941)	(958)
Saga Mid Co Limited (4)(5)(6)(10)				7/29/2030		£15,055	(466)	(478)
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	11.22%	2/27/2031		£100,868	123,985	127,101
The One Group, LLC (4)(10)	SF +	6.50%	10.79%	5/1/2029		50,538	49,301	49,683
The One Group, LLC (4)(6)(7)				10/31/2028		6,649	(159)	(197)
Travel Leaders Group, LLC (4)(14)	SF +	7.50% (incl 3.50% PIK)	11.92%	3/27/2028		140,875	138,853	140,606
							516,491	513,846	5.33%
Total First Lien Debt							$17,702,992	$17,805,293	184.74%

Second Lien Debt
Industrial Support Services
Sedgwick Claims Management Services Inc (4)(7)	SF +	5.00%	9.31%	7/30/2032		$25,000	$24,767	$25,098
							24,767	25,098	0.26%
Total Second Lien Debt							$24,767	$25,098	0.26%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.79%	3/15/2027		$47,849	$47,225	$47,415
							47,225	47,415	0.50%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)	SF +	7.50%	11.80%	12/27/2029		9,355	711	735
Link Apartments Opportunity Zone REIT, LLC (4)(16)	SF +	7.50%	11.80%	12/27/2029		16,371	16,060	16,102
							16,771	16,837	0.17%
Total Other Secured Debt							$63,996	$64,252	0.67%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$16,094	$16,094	$16,094
							16,094	16,094	0.17%
Health Care Providers
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		334	330	331

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	288	282	293
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,060	1,048	1,049
						1,660	1,673	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)(18)		13.13% PIK		12/28/2032	112	111	69
DCA Acquisition Holdings LLC (4)(7)(18)		13.13% PIK		12/28/2032	202	198	125
DCA Acquisition Holdings LLC (4)(7)(18)		13.13% PIK		12/28/2032	1,190	1,176	734
						1,485	928	0.01%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)		6.75%	6.75%	10/15/2027	6,255	5,918	6,215
						5,918	6,215	0.06%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	9,264	9,230	9,264
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	3,538	3,525	3,538
						12,755	12,802	0.12%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.49%	4/29/2032	£1,743	2,149	2,260
						2,149	2,260	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026	7,000	7,034	6,994
						7,034	6,994	0.07%
Total Unsecured Debt						$47,095	$46,966	0.49%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	10.59%	7/20/2037	$4,000	$4,000	$4,056
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	11.05%	11/2/2030	4,126	3,749	4,142
AMMC CLO XII Ltd (5)(7)	L +	6.18%	10.74%	11/10/2030	2,000	2,002	2,014
ARES CLO Ltd (5)(7)	SF +	6.70%	10.99%	4/20/2037	5,000	5,000	5,056
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	10.56%	7/16/2037	2,000	2,000	2,026
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	10.24%	10/20/2037	4,500	4,500	4,517
Benefit Street Partners CLO XXXVI Ltd (5)(7)	SF +	5.50%	9.91%	1/25/2038	4,750	4,750	4,848
Carlyle Global Market Strategies (5)(7)	L +	5.40%	9.96%	7/27/2031	1,200	983	1,182
CIFC Falcon 2020 Ltd (5)(7)	SF +	7.67%	11.96%	1/20/2033	2,000	2,006	2,014
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	11.45%	4/20/2037	2,000	1,963	2,027
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	2,109
Fort Washington CLO 2019-1 (5)(7)	SF +	7.99%	12.28%	10/20/2037	4,500	4,563	4,561
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	4.65%	9.09%	1/15/2037	1,000	1,000	1,014
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	7.91%	12.35%	1/15/2037	5,000	4,903	5,048
Newark BSL CLO 1 Ltd (5)(7)	SF +	6.51%	10.81%	12/21/2029	1,500	1,474	1,480
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	10.88%	7/20/2037	3,000	2,972	2,977
Octagon 52 Ltd (5)(7)	SF +	7.33%	11.62%	7/23/2037	5,000	4,953	4,977
Octagon 63 Ltd (5)(7)	SF +	6.50%	10.79%	7/20/2037	3,000	3,000	3,044
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	11.46%	7/18/2039	3,000	2,986	3,001
Ocp Clo 2024-33 Ltd (5)(7)	SF +	6.00%	10.29%	7/20/2037	5,000	5,000	5,067
Rad CLO Ltd (5)(7)	SF +	6.51%	10.81%	4/15/2034	2,500	2,504	2,492
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	11.22%	1/15/2032	3,000	2,702	3,015
Vibrant CLO XII Ltd (5)(7)	SF +	6.94%	11.23%	4/20/2034	2,000	2,000	2,015
Voya CLO Ltd (5)(7)	SF +	6.00%	10.29%	7/20/2037	4,000	4,000	4,053
						75,301	76,735	0.80%
Total Structured Finance						$75,301	$76,735	0.80%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(21) - Preferred Stock					2,000	$1,940	$2,405
Club Car Wash Preferred, LLC (4)(21) - Preferred Stock		15.00% PIK	15.00%		8,817	8,817	8,817
Club Car Wash Preferred, LLC (4)(21) - Preferred Stock		15.00% PIK	15.00%		13,929	13,929	13,929
Rapid Express Preferred, LLC (4)(21) - Preferred Stock		15.00% PIK	15.00%		2,784	2,784	2,784
Rapid Express Preferred, LLC (4)(21) - Preferred Stock		15.00% PIK	15.00%		6,188	6,188	6,188
Thrasio Holdings, Inc. (4)(21) - Common Stock					19,015	—	—
						33,658	34,123	0.35%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(21) - Warrants					—	—	—
ELNG Equity LLC (4)(21) - Warrants					78,038	—	—
						—	—	—%
Health Care Providers
Eating Recovery Center TopCo, LLC (4)(21) - Class A Common Units					3,528	4,634	4,634
						4,634	4,634	0.05%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)(21) - Preferred Stock					2,000	1,960	2,431
						1,960	2,431	0.03%
Media
OneTeam Partners, LLC (4)(21) - Class D Units		8.00%	8.00%		1,000	1,000	1,232
Racing Point UK Holdings Limited (4)(5)(21) - Ordinary Shares					168	1,008	1,039
						2,008	2,271	0.03%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(21) - LP Interest					9,000	9,000	9,000
						9,000	9,000	0.09%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(21) - Warrants					6,667	12	3
The ONE Group Hospitality, Inc. (4)(21) - Warrants					11,911	61	36
The ONE Group Hospitality, Inc. (4)(21) - Preferred Stock					1,000	877	1,027
						950	1,066	0.01%
Total Equity Investments						$52,210	$53,525	0.56%
Total Investments - Non-Controlled/Non-Affiliated						$17,966,361	$18,071,869	187.52%

Non-Controlled/Affiliated Investments
First Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		5/1/2028	$5,397	$5,249	$5,397
Galaxy US Opco Inc (Vialto Partners) (5)(8)(19)	SF +	5.00%	9.29%	7/31/2030	11,475	11,300	9,704
						16,549	15,101	0.16%
Total First Lien Debt						$16,549	$15,101	0.16%

Second Lien Debt
Industrial Support Services
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.02%
Total Second Lien Debt						$1,881	$1,932	0.02%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets

Equity Investments
Industrial Support Services
Southern Graphics Holdings LLC (4)(19)(21) - Class A Units				274	$2,333	$3,344
Velocity Cayman Holding L.P. (Vialto Partners) (4)(5)(19)(21) - Class A-1 Units				91,605	2,224	2,284
Velocity Cayman Holdings GP LLC (Vialto Partners) (4)(5)(19)(21) - Class A-1 Units				91,605	—	—
Velocity Cayman Holding L.P. (Vialto Partners) (4)(5)(19)(21) - Class A-2 Units				159,628	3,938	3,938
Velocity Cayman Holdings GP LLC (Vialto Partners) (4)(5)(19)(21) - Class A-2 Units				159,628	—	—
Velocity Cayman Holding L.P. (Vialto Partners) (4)(5)(19)(21) - Class A-3 Units				36,642	—	—
Velocity Cayman Holdings GP LLC (Vialto Partners) (4)(5)(19)(21) - Class A-3 Units				36,642	—	—
					8,495	9,566	0.10%
Travel and Leisure
SLF V AD1 Holdings, LLC (4)(19)(20)(21) - LLC Interest				10,101	9,891	9,468
					9,891	9,468	0.10%
Total Equity Investments					$18,386	$19,034	0.20%
Total Investments - Non-Controlled/Affiliated					$36,816	$36,067	0.38%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(19)(21) - LLC Interest					$297,747	$322,624
Total Investments in Joint Ventures					$297,747	$322,624	3.35%
Total Investments - Controlled/Affiliated					$297,747	$322,624	3.35%
Total Investment Portfolio					$18,300,924	$18,430,560	191.23%

Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		4.35%		$340,716	$340,716	$340,716
Total Cash Equivalents					$340,716	$340,716	3.53%
Total Investment Portfolio and Cash Equivalents					$18,641,640	$18,771,276	194.76%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, STIBOR, TN, NIBOR, BS or BBSW and the current contractual interest rate in effect at March 31, 2025. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 23.04% of total assets as calculated in accordance with regulatory requirements.

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

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	$9,448	$48
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,801	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	16,655	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	20,035	184
Accession Risk Management Group, Inc.	1st Lien Senior Secured Revolving Loan	2,903	—
Accession Risk Management Group, Inc.	1st Lien Senior Secured Delayed Draw Loan	13,329	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	35
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	50,067	(204)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	8,935	(313)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	429	(12)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	11,100	—
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	1,802	(117)
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	334	—
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	112
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	4,600	(77)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	3,387	—
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	3,241	32
Associations Inc.	1st Lien Senior Secured Revolving Loan	899	—
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	13,445	(185)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	—
Auditboard, Inc.	1st Lien Senior Secured Delayed Draw Loan	75,714	379
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	7,967	(128)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(286)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	12,992	(229)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	20,537	(407)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	23,539	—
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	15,518	128
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	—
Boreal Bidco	1st Lien Senior Secured Delayed Draw Loan	4,709	(106)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
BradyplusUS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	335	2
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	8,390	—
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,536	—
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	18,341	(182)
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	16,460	(163)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,685	(48)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,296	(11)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	11,985	(167)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	3,329	(41)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	(24)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
The Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	25,040	(10)
The Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	(6)
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	573	(3)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	32,785	42
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	23,581	(92)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	2,084	(8)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	107
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	44
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	71
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
CPI Buyer, LLC	1st Lien Senior Secured Revolving Loan	2,115	(29)
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(270)
Currahee Borrower Sub LLC	1st Lien Senior Secured Delayed Draw Loan	1,952	—
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,303	(559)
Databricks Inc	1st Lien Senior Secured Delayed Draw Loan	30,597	(148)
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	18,806	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,696	(9)
Dwyer Instruments Inc	1st Lien Senior Secured Delayed Draw Loan	13,403	(68)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	18,072	(91)
E.S.G. Movilidad, S.L.U.	1st Lien Senior Secured Delayed Draw Loan	8,515	—
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	16,795	(252)
Einstein Parent, Inc.	1st Lien Senior Secured Revolving Loan	9,745	(189)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	(54)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	24,545	(88)
Employbridge, LLC	1st Lien Senior Secured Delayed Draw Loan	1,602	(211)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,426	48
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	—
Enstall Group B.V.	1st Lien Senior Secured Delayed Draw Loan	1,208	(143)
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	1,227	12
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,913	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	446	—
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	14,333	(214)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(94)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	28,345	(101)
FC Compassus, LLC	1st Lien Senior Secured Revolving Loan	19,127	(173)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	(128)
FC Compassus, LLC	1st Lien Senior Secured Delayed Draw Loan	114	(1)
Femur Buyer, Inc.	1st Lien Senior Secured Revolving Loan	6,942	(541)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	12,031	(62)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,351	—
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	6,022	—
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	3,377	—
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	46,796	(281)
Grant Thornton LLP	1st Lien Senior Secured Delayed Draw Loan	380	(1)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	15,049	(29)
HB AcquisitionCo PTY LTD	1st Lien Senior Secured Delayed Draw Loan	1,789	(37)
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	8,361	—
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	5
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,471	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	824	(2)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	(2)
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,608	(216)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	(148)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	362	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	2,638	—
International Entertainment Investments Ltd	1st Lien Senior Secured Delayed Draw Loan	5,080	51
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	8,012	—
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,325	—
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	4
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	11,700	—
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	33,273	333
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	26,618	266
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	—
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(266)
Law Business Research Inc.	1st Lien Senior Secured Delayed Draw Loan	46,320	463
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	5,522	(109)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	7,882	(274)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	8,466	(139)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	13,076	(124)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	9,850	(12)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	4,628	(6)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	36,535	(151)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(57)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,612	(31)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	39,940	(784)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	—
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	6,189	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	205	(24)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	10,540	(148)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	4,392	(61)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	214	1
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	100	—
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	30,801	(328)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	16,125	(172)
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	18
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	—
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	(9)
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	20,620	(275)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(28)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,160	(60)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
Patriot Growth Insurance Services LLC	1st Lien Senior Secured Revolving Loan	411	—
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	8,513	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	1,639	(68)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	8,145	(39)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,853	(74)
QBS Parent, Inc.	1st Lien Senior Secured Revolving Loan	3,820	2
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	9,732	—
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,333	(14)
RH Buyer, Inc.	1st Lien Senior Secured Revolving Loan	13,792	(267)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(58)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(7)
Rockefeller Capital Management	1st Lien Senior Secured Delayed Draw Loan	12,500	—
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	15,100	(91)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	6,252	(38)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated	Commitment Type	Unfunded Commitment	Fair Value
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,000	—
Royal Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	3,648	—
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	38,900	(958)
Saga Mid Co Limited	1st Lien Senior Secured Revolving Loan	19,449	(478)
Severin Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	58,755	7
Severin Acquisition, LLC	1st Lien Senior Secured Revolving Loan	37,786	—
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	3,045	(4)
Sig Parent Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	14,432	(18)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(7)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(7)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	2,786	(9)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	6,203	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,993	6
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	—
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	11,601	(45)
Spruce Bidco II Inc.	1st Lien Senior Secured Revolving Loan	43,899	(643)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	29,305	(440)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(323)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	14,474	145
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	94	1
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,386	(98)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	5,560	(161)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,961	(333)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,094	(174)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	15,688	(151)
The One Group, LLC	1st Lien Senior Secured Revolving Loan	6,649	(197)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	280	(48)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(191)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	(264)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,763	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	3,362	16
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,175	—
Trupanion, Inc.	1st Lien Senior Secured Revolving Loan	6,576	—
Violin FINCO Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,024	80
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	12,771	(130)
Vital Care Buyer, LLC	1st Lien Senior Secured Revolving Loan	13,271	—
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,286	—
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	9,263	(4)
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	17,711	2
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,098	31
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	39,321	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	—
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	15,007	150
Total		$2,370,276	$(12,532)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(9)The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(10)The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(11)The interest rate floor on these investments as of March 31, 2025 was 1.25%.
(12)The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(13)The interest rate floor on these investments as of March 31, 2025 was 1.75%.
(14)The interest rate floor on these investments as of March 31, 2025 was 2.00%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
(15)The interest rate floor on these investments as of March 31, 2025 was 2.50%.
(16)The interest rate floor on these investments as of March 31, 2025 was 3.00%.
(17)The interest rate floor on these investments as of March 31, 2025 was 3.25%.
(18)Loan was on non-accrual status as of March 31, 2025.
(19)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of March 31, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Southern Graphics Inc.	$10,455	$—	$(57)	$275	$—	$10,673	$—
Velocity Cayman Holding L.P. (Vialto Partners)	—	6,162	—	60	—	6,222	—
Velocity Cayman Holdings GP LLC (Vialto Partners)	—	—	—	—	—	—	—
Galaxy US Opco Inc (Vialto Partners)	—	12,318	(2,259)	(355)	—	9,704	309
SLF V AD1 Holdings, LLC	9,514	—	—	(46)	—	9,468	—
Total Non-Controlled/Affiliated Investments	$19,969	$18,480	$(2,316)	$(66)	$—	$36,067	$309
Controlled/Affiliated Investments
ULTRA III, LLC	$320,350	$—	$—	$2,274	$—	$322,624	$10,511
Total Controlled/Affiliated Investments	$320,350	$—	$—	$2,274	$—	$322,624	$10,511
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(20)These investments are not pledged as collateral under the Credit Facilities, the 2023 CLO Secured Notes, the 2024 CLO Secured Notes or the 2025 CLO Secured Debt.
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $395,183, or 4.10% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
CG Parent Intermediate Holdings, Inc.	Senior Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
BCPE Virginia HoldCo, Inc.	Senior Preferred Stock	December 14, 2023
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
OneTeam Partners, LLC	Class D Units	September 15, 2022
Creek Feeder, L.P.	LP Interest	December 16, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
ULTRA III, LLC	LLC Interest	June 1, 2023

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars 15,763	Australian Dollars 25,000	BNP PARIBAS	6/23/2025	$133
U.S. Dollars 11,715	Euro 10,800	BNP PARIBAS	6/23/2025	(21)
U.S. Dollars 60,810	British Pound 47,055	Deutsche Bank AG	6/23/2025	24
U.S. Dollars 40,536	Euro 36,959	Deutsche Bank AG	6/23/2025	374
U.S. Dollars 188,372	Euro 171,731	Goldman Sachs Bank USA	6/23/2025	1,755
U.S. Dollars 2,545	Euro 2,215	Goldman Sachs Bank USA	3/23/2026	104
U.S. Dollars 63,672	British Pound 49,353	Goldman Sachs Bank USA	6/23/2025	(83)
U.S. Dollars 21,101	Norwegian Krone 235,621	Goldman Sachs Bank USA	6/23/2025	(1,304)
U.S. Dollars 34,141	Singaporean Dollars 45,400	Goldman Sachs Bank USA	6/23/2025	196
U.S. Dollars 99,148	Euro 87,833	SMBC Capital Markets, Inc.	9/23/2025	3,210
U.S. Dollars 620,697	Euro 563,660	SMBC Capital Markets, Inc.	6/23/2025	8,177
U.S. Dollars 203,989	Australian Dollars 317,341	SMBC Capital Markets, Inc.	6/23/2025	5,581
U.S. Dollars 72,678	Canadian Dollars 103,349	SMBC Capital Markets, Inc.	6/23/2025	559
U.S. Dollars 592,585	British Pound 456,037	SMBC Capital Markets, Inc.	6/23/2025	3,474
U.S. Dollars 25,737	Japanese Yen 3,799,764	SMBC Capital Markets, Inc.	6/23/2025	163
U.S. Dollars 43,783	Swedish Krona 445,859	SMBC Capital Markets, Inc.	6/23/2025	(831)
U.S. Dollars 26,734	Norwegian Krone 283,987	SMBC Capital Markets, Inc.	6/23/2025	(271)
U.S. Dollars 130,686	British Pound 103,440	SMBC Capital Markets, Inc.	12/23/2026	(2,339)
Total				$18,901

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(59)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	316
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	644
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	465
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	938
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	3,698
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	1,862
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	7,215
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	8,020
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	11,737
Total Interest Rate Swaps						$34,836
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units			Amortized Cost (3)	Fair Value	Percentage of Net Assets
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.93%	3/21/2028	A$	57,095		36,246	33,048
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.82%	5/25/2027	45,400		S$	32,957	33,059
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.22%	6/30/2027	56,763			56,763	55,821
Auctane Inc (4)(9)	SF +	5.75%	10.94%	10/5/2028	24,313			24,313	24,313
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	39,203			38,658	39,192
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	12,441			12,307	12,437
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	25,457			25,274	25,450
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.98%	6/16/2027	77,108			28,233	28,874
Corporation Service Company (8)	SF +	2.50%	6.86%	11/2/2029	1,662			1,627	1,672
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	46,751			46,530	46,751
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	26,258			26,130	26,258
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.71%	4/9/2029	24,995			24,514	24,680
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.82%	12/14/2029	18,426			18,197	18,611
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.80%	12/14/2029	1,638			1,125	1,163
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.77%	12/14/2029	2,184			104	131
KUEHG Corp. (8)	SF +	3.25%	7.84%	6/12/2030	2,386			2,381	2,414
Learning Care Group, Inc. (8)	SF +	4.00%	8.60%	8/11/2028	1,975			1,954	1,997
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.62%	3/12/2029	46,332			45,414	46,112
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.80%	3/12/2029	12,390			12,312	12,331
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.83%	5/18/2029	22,776			22,477	22,292
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	21,320			21,064	21,379
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	15,821			15,632	15,865
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	104,263			102,984	104,550
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175			(60)	—
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	10.06%	7/25/2028	31,069			16,690	16,783
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.89%	6/18/2029	362			360	362
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029	1,055			1,029	819
TruGreen Limited Partnership (9)	SF +	4.00%	8.46%	11/2/2027	8,487			8,423	8,285
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	26,854			26,854	23,103
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	15,850			15,848	13,635
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	1,016			1,016	874
								667,356	662,261	7.58%
Electricity
Hamilton Projects Acquiror, LLC (7)	SF +	3.00%	7.33%	5/31/2031	16,788			16,750	16,941
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	27,116			26,691	26,848
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.85%	6/26/2029	26,547			26,072	26,292
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	9.86%	12/31/2025	24,986			14,035	14,139
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.43%	6/27/2025	25,000			24,900	24,997
Thunder Generation Funding LLC (7)	SF +	3.00%	7.33%	10/3/2031	5,868			5,839	5,913
								114,287	115,130	1.32%
Electronic and Electrical Equipment
Dwyer Instruments Inc(4)(6)(9)				7/20/2029	13,403			(132)	(131)
Dwyer Instruments Inc(4)(6)(13)				7/20/2029	19,177			(187)	(187)
Dwyer Instruments Inc(4)(9)	SF +	4.75%	9.27%	7/20/2029	112,452			111,352	111,355
								111,033	111,037	1.27%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	13.93%	2/9/2027	22,478			22,322	22,568
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	9,925			9,800	9,925
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	4,837			4,721	4,885
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.37%	4/21/2028	4,208			1,021	1,152
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	25,805			25,392	25,805

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							63,256	64,335	0.74%
Food Producers
Aspire Bakeries Holdings LLC (7)	SF +	4.25%	8.61%	12/23/2030		7,299	7,263	7,381
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.46%	2/12/2029		11,279	6,625	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.46%	2/12/2029		88,894	87,742	88,894
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030		14,474	(139)	145
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.65%	10/2/2030		16,417	16,104	16,581
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.70%	10/2/2030		59,100	58,007	59,691
							175,602	179,459	2.05%
Gas, Water and Multi-utilities
Core & Main LP (5)(7)	SF +	2.00%	6.38%	2/9/2031		1,826	1,826	1,834
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029		791	771	772
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.18%	8/13/2027		40,936	40,517	40,936
							43,114	43,542	0.50%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	8.09%	12/23/2031		6,207	6,145	6,191
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.16%	12/11/2028		27,303	26,982	25,389
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.40%	11/8/2029		74,250	72,749	74,105
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030		€13,398	14,213	13,989
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030		€72,123	76,509	75,300
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€29,873	(1,138)	241
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030		€26,139	(996)	211
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028		4,209	4,118	4,175
Formerra, LLC (4)(6)(10)				11/1/2028		12,031	(249)	(96)
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028		104,619	102,398	103,781
Marcone Group Inc (4)(9)	SF +	7.00%	11.67%	6/23/2028		11,861	11,791	11,147
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028		49,482	49,034	46,501
Marcone Group Inc (4)(9)	SF +	7.00%	11.74%	6/23/2028		4,362	4,336	4,099
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028		13,126	13,049	12,335
							378,941	377,368	4.32%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	8.30%	8/10/2029	C$	23,866	4,133	4,243
123Dentist Inc (4)(5)(9)	C +	5.00%	8.30%	8/10/2029	C$	56,771	43,361	39,584
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.84%	7/2/2031		158,606	156,397	158,908
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.25%	9.89%	7/2/2031		28,837	1,560	2,032
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031		16,655	(232)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.61%	7/2/2031		53,243	52,807	53,345
Aspen Dental Management Inc. (8)	SF +	3.75%	8.22%	12/23/2027		3,302	3,245	3,252
Aspen Dental Management Inc. (7)	SF +	5.75%	10.11%	12/23/2027		854	860	859
Accelerated Health Systems LLC (8)	SF +	4.25%	8.73%	2/15/2029		7,871	7,857	6,104
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028		41,092	40,655	39,597
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.59%	6/11/2027		10,019	9,972	9,633
Charlotte Buyer Inc (8)	SF +	4.75%	9.20%	2/11/2028		23,755	22,855	23,928
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027		2,993	676	676
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027		122,322	121,428	121,427
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027		15,692	15,578	15,577
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027		1,000	708	354

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2028	25,291	23,852	14,157
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	417	417	233
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	11	11	7
FC Compassus, LLC (4)(6)(9)				11/26/2030	15,811	(235)	(233)
FC Compassus, LLC (4)(6)(9)				11/26/2030	128	(2)	(2)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	11.45%	11/26/2030	1,163	1,146	1,145
FC Compassus, LLC (4)(6)(7)				11/26/2030	19,127	(282)	(282)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	10.27%	11/26/2030	144,937	142,797	142,798
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	25,608	(381)	(378)
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478	(258)	(258)
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.33%	11/21/2031	112,394	110,735	110,734
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700	(115)	(115)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	90,000	89,113	89,114
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031	13,909	(243)	(136)
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.86%	2/13/2031	154,914	152,732	153,401
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.86%	2/13/2031	54,046	10,016	10,498
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	10.02%	2/13/2031	22,375	21,937	22,156
Medline Borrower LP (8)	SF +	2.25%	6.61%	10/23/2028	15,060	14,959	15,130
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.03%	9/1/2028	2,246	2,209	1,938
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	44,311	43,473	43,871
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	14,770	14,491	14,624
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(89)	(40)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160	(91)	(91)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.36%	6/3/2030	16,646	16,481	16,481
Phoenix Newco Inc (8)	SF +	3.00%	7.36%	11/15/2028	16,715	16,641	16,851
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	9,164	9,072	9,164
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	26,744	26,448	26,744
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.26%	8/31/2029	107,652	106,322	107,652
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145	(108)	—
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	3,901	3,858	3,900
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	20,468	20,256	20,460
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,333	(7)	5
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.61%	11/19/2031	18,667	18,575	18,732
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.71%	12/4/2031	4,673	4,650	4,712
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695	2,716	2,642
Tivity Health Inc (4)(9)	SF +	5.00%	9.36%	6/28/2029	129,821	128,039	131,119
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.32%	7/17/2028	32,506	32,125	32,122
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.38%	7/17/2028	26,279	25,972	25,969
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.40%	7/17/2028	42,851	42,326	42,345
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	56,433	55,404	55,664
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	8,342	8,185	8,228
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	15,932	15,624	15,715
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2029	135,630	133,680	133,326
						1,774,311	1,769,621	20.26%
Household Goods and Home Construction
LHS Borrower LLC (8)	SF +	4.75%	9.21%	2/16/2029	6,876	6,835	6,589
						6,835	6,589	0.08%
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Eisner Advisory Group LLC (8)	SF +	4.00%	8.36%	2/28/2031	6,002	5,949	6,078
Grant Thornton LLP (6)(7)				6/2/2031	380	—	1
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	6,860	6,860	6,870
June Purchaser LLC (6)(7)				11/28/2031	1,619	(6)	20
June Purchaser LLC (7)	SF +	3.25%	7.58%	11/28/2031	9,714	9,675	9,834
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	£10,435	(267)	(254)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	£51,131	64,985	62,764
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.11%	8/29/2031	16,300	5,003	5,081
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.08%	8/29/2031	6,100	755	783
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.11%	8/29/2031	27,600	27,337	27,463
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484	(102)	55
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.26%	9/4/2029	7,590	2,918	3,036
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,839	49,031	50,337
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.44%	11/17/2031	3,160	3,137	3,171
Orthrus Limited (4)(5)(6)(7)				12/5/2031	£15,961	(354)	(346)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	€30,652	31,887	31,206
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	£34,325	43,016	42,227
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	80,984	79,582	79,581
Osaic Holdings Inc (7)	SF +	3.50%	7.86%	8/17/2028	11,793	11,752	11,856
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.08%	4/4/2031	69,825	69,195	69,734
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000	(112)	(20)
Summit Acquisition Inc (4)(7)	SF +	3.75%	8.08%	10/16/2031	17,500	17,415	17,631
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.71%	9/22/2028	£22,553	26,785	28,650
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.20%	6/24/2031	£93,262	117,236	117,793
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	£6,211	(76)	69
						696,772	701,647	8.03%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.59%	9/7/2027	1,966	1,957	1,986
						1,957	1,986	0.02%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	14,811	14,748	14,867
						14,748	14,867	0.17%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	12,521	12,380	12,521
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795	(147)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	53,939	53,262	53,939
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859	(189)	—
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,030	1,001	1,025
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.83%	10/29/2027	2,766	1,745	1,766
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.99%	10/29/2027	39,914	39,342	39,651
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	1,118	1,109	1,065
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	19,648	19,481	18,718
Global Music Rights, LLC (4)(6)(9)	SF +	4.75%	9.10%	12/20/2031	46,796	4,214	4,214
Global Music Rights, LLC (4)(9)	SF +	5.25% (incl 2.88% PIK)	9.60%	12/20/2031	439,167	434,796	434,794
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	11.59%	10/29/2029	6,604	6,455	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.14%	10/29/2029	£15,493	18,879	19,590
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	€2,540	2,737	2,658

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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	10.09%	10/2/2028		5,177	4,855	4,952
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.11%	9/19/2031		18,698	18,547	18,769
AmWINS Group Inc (9)	SF +	2.25%	6.72%	2/19/2028		7,497	7,475	7,528
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.34%	12/29/2031		20,015	19,626	20,040
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.36%	6/13/2031		11,118	11,043	11,169
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028		5,017	394	420
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028		6,384	76	115
Galway Borrower LLC (4)(9)	SF +	4.50%	8.83%	9/29/2028		133,662	133,266	133,662
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.50%	7.83%	1/8/2032		3,509	3,500	3,500
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.11%	11/24/2028		14,317	4,015	4,145
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.86%	11/24/2028		31,964	31,714	31,964
HUB International Ltd (7)		7.25%	7.25%	6/15/2030		10,517	10,517	10,789
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030		13,749	13,626	13,850
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		2,638	(22)	7
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028		362	(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.51%	8/27/2028		65,028	64,658	65,194
Jones Deslauriers Insurance Management Inc. (5)(7)		8.50%	8.50%	3/15/2030		14,487	14,470	15,319
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028		18,047	17,823	18,047
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.46%	10/14/2028		822	402	411
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028		7,114	7,033	7,114
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.48%	8/21/2031		15,223	258	258
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031		3,045	(14)	(15)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.36%	8/21/2031		26,388	26,263	26,256
TIH Insurance Holdings LLC (7)	SF +	2.75%	7.08%	5/6/2031		6,129	6,115	6,157
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027		25,756	25,585	25,756
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027		6,576	(44)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027		20,423	20,278	20,423
USI Inc/NY (7)	SF +	2.25%	6.58%	9/29/2030		12,872	12,853	12,869
USI Inc/NY (7)	SF +	2.25%	6.58%	11/21/2029		1,924	1,924	1,923
							617,203	622,232	7.12%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029		9,685	(200)	(95)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.93%	12/7/2029		9,702	5,213	5,273
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.98%	12/7/2029		63,922	62,895	63,295
CVR CHC LP (4)(5)(7)	SF +	4.00%	8.35%	12/30/2027		5,417	5,371	5,372
							73,279	73,845	0.85%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	9.50%	12/27/2029		€170,600	172,546	171,451
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.58%	6/27/2030		119,426	118,333	120,277
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029		9,034	(81)	—
Puma Buyer LLC (4)(8)	SF +	5.50%	9.93%	7/16/2029		60,760	57,870	60,760
SWF Holdings I Corp (6)(10)				12/19/2029		94	—	1
SWF Holdings I Corp (10)	SF +	4.50%	8.86%	12/19/2029		73	69	74
SWF Holdings I Corp (10)	SF +	4.00%	8.47%	10/6/2028		667	625	600
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	A$	20,953	14,223	12,968
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	A$	34,767	25,582	21,517
Vital Bidco AB (4)(5)(6)(10)	SF +	4.50%	8.86%	10/29/2030		16,892	3,793	3,793
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.83%	10/29/2031		97,895	95,984	95,985
							488,944	487,426	5.58%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028		€3,978	(106)	(362)
Daphne S.P.A. (4)(5)(7)	E +	6.75%	9.36%	5/23/2028		€45,354	47,871	42,855

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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(282)	—
Auditboard, Inc. (4)(9)	SF +	4.75%	9.08%	7/14/2031	159,000		157,518	159,795
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	8.93%	5/22/2031	€46,878		49,811	49,052
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324		(100)	—
Avalara, Inc. (4)(9)	SF +	6.25%	10.58%	10/19/2028	56,918		55,997	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.09%	8/15/2029	13,722		13,450	12,729
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	9.61%	5/14/2029	4,512		4,482	4,512
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	10.02%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	22,201		22,201	22,201
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	3,256		3,211	3,256
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	24,938		24,856	24,640
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(125)	(53)
Certinia Inc. (4)(10)	SF +	5.25%	9.74%	8/4/2030	52,071		51,026	51,561
Cloud Software Group Inc (8)	SF +	3.75%	8.08%	3/21/2031	4,789		4,789	4,810
Cloud Software Group Inc (8)	SF +	3.50%	7.83%	3/30/2029	13,835		13,276	13,893
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		6,881	7,607
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(151)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(108)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.09%	2/27/2030	79,378		78,006	80,172
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	€9,441		9,835	9,976
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	€6,742		7,190	7,124
Denali Bidco Limited (4)(5)(7)	SN +	5.75%	10.45%	8/29/2030	£23,265		28,834	29,708
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	£14,557		(340)	182
Denali Bidco Limited (4)(5)(7)	E +	5.25%	7.93%	8/29/2030	€15,916		16,655	16,654
EasyPark Strategy AB (4)(5)(6)(8)				12/19/2031	€34,030		(528)	(526)
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.65%	12/19/2031	€73,844		75,383	75,361
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.68%	12/19/2031	231,454	kr	19,912	20,034
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.27%	12/19/2031	45,034		44,362	44,362
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	10,431		10,337	10,535
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	8,681		8,603	8,768
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£33,323		41,482	41,809
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£14,938		18,587	18,742
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	£49,854		61,683	62,550
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.86%	12/24/2029	64,093		63,296	64,734
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229		(44)	32
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.86%	12/24/2029	4,913		85	146
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	(50)
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.75%	9.23%	11/12/2030	3,857		495	495
HT Intermediary III, Inc. (4)(9)	SF +	4.75%	9.20%	11/12/2030	42,429		42,221	42,221
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	9.96%	11/3/2027	1,000		637	641
Huskies Parent, Inc. (4)(9)	SF +	5.50%	9.96%	11/3/2028	24,898		24,618	24,721
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.59%	12/1/2028	152,782		151,014	154,309
IRI Group Holdings, Inc. (4)(6)(13)	SF +	5.00%	9.36%	12/1/2027	9,023		1,701	1,805
Kona Buyer, LLC (4)(6)(9)	SF +	4.50%	9.13%	7/23/2031	33,256		6,307	6,959
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273		(322)	321
Kona Buyer, LLC (4)(9)	SF +	4.50%	9.13%	7/23/2031	113,129		112,069	114,220
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(145)	—
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(335)	(335)
Kryptona Bidco US, LLC (4)(7)	E +	5.75%	8.61%	12/18/2031	€35,648		36,225	36,197
Kryptona Bidco US, LLC (4)(9)	SF +	5.75%	10.10%	12/18/2031	154,039		150,975	150,974
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	2,176		2,168	2,146

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

Second Lien Debt

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	12.70%	8/11/2028	$535	$511	$532
						511	532	0.01%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(7)(18)	SF +	8.25%		4/29/2030	9,000	8,832	3,938
Sedgwick Claims Management Services, Inc. (4)(7)	SF +	5.00%	9.59%	7/30/2032	25,000	24,760	24,938
						33,592	28,876	0.33%
Total Second Lien Debt						$34,103	$29,408	0.34%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027	$53,265	$52,483	$52,644
						$52,483	$52,644	0.60%
Real Estate and Investment Services
Link Apartments Opportunity Zone REIT, LLC(4)(6)(16)				12/27/2029	9,355	(187)	(187)
Link Apartments Opportunity Zone REIT, LLC(4)(16)	SF +	7.50%	11.83%	12/27/2029	16,371	16,044	16,044
						15,857	15,857	0.18%
Total Other Secured Debt						$68,340	$68,501	0.78%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029	$15,520	$15,520	$15,520
						15,520	15,520	0.18%
Health Care Providers
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	323	319	320
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	277	272	283
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,025	1,012	1,016
						1,603	1,619	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032	112	111	89
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032	202	198	161
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032	1,190	1,175	947
						1,484	1,197	0.01%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027	6,255	5,885	6,210
						5,885	6,210	0.07%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	8,946	8,909	8,946
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	3,416	3,402	3,416
						12,311	12,362	0.14%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.74%	4/29/2032	£1,688	2,079	2,128
						2,079	2,128	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026	7,000	7,041	6,986
						7,041	6,986	0.08%
Total Unsecured Debt						$45,923	$46,022	0.53%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.33%	7/20/2037	$4,000	$4,000	$4,076

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	11.32%	11/2/2030	4,126	3,733	4,121
AMMC CLO XII Ltd (5)(7)	SF +	6.18%	11.30%	11/10/2030	2,000	2,002	2,014
ARES CLO Ltd (5)(7)	SF +	6.70%	11.32%	4/20/2037	5,000	5,000	5,126
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	11.49%	7/16/2037	2,000	2,000	2,060
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	10.77%	10/20/2037	4,500	4,500	4,639
Benefit Street Partners CLO XXXVI Ltd (5)(7)	SF +	5.50%	9.91%	1/25/2038	4,750	4,750	4,762
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.28%	7/27/2031	1,200	975	1,194
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	11.78%	4/20/2037	2,000	1,962	2,031
Dryden 108 CLO Ltd (5)(7)				7/18/2035	2,900	2,291	2,219
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	14.65%	10/24/2034	2,500	2,356	2,518
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	4.65%	9.09%	1/15/2037	1,000	1,000	1,016
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	7.91%	12.35%	1/15/2037	5,000	4,901	5,046
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	11.21%	7/20/2037	3,000	2,971	3,070
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	11.46%	1/15/2033	1,469	1,309	1,477
OCP CLO Ltd (5)(7)	L +	6.52%	11.43%	10/17/2030	2,008	2,010	2,011
Octagon 52 Ltd (5)(7)	SF +	7.33%	11.96%	7/23/2037	5,000	4,952	5,116
Octagon 63 Ltd (5)(7)	SF +	6.50%	11.12%	7/20/2037	3,000	3,000	3,066
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	11.80%	7/18/2039	3,000	2,986	3,086
Onex Clo Subsidiary 2024-3 Ltd (5)(7)	SF +	6.00%	11.02%	7/20/2037	5,000	5,000	5,092
Rad CLO Ltd (5)(7)	SF +	6.51%	11.17%	4/15/2034	2,500	2,504	2,522
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	11.58%	1/15/2032	3,000	2,691	3,027
Vibrant CLO XII Ltd (5)(7)	SF +	6.94%	11.56%	4/20/2034	2,000	2,000	2,000
Voya CLO Ltd (5)(7)	SF +	6.00%	10.82%	7/20/2037	4,000	4,000	4,103
						72,893	75,392	0.86%
Total Structured Finance						$72,893	$75,392	0.86%

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(21)					2,000	$1,940	$2,325
Club Car Wash Preferred, LLC (4)(21)		15.00% PIK	15.00%		8,817	8,817	8,817
Club Car Wash Preferred, LLC (4)(21)		15.00% PIK	15.00%		13,118	13,118	13,118
Rapid Express Preferred, LLC (4)(21)		15.00% PIK	15.00%		2,784	2,784	2,784
Rapid Express Preferred, LLC (4)(21)		15.00% PIK	15.00%		5,868	5,868	5,868
Thrasio Holdings, Inc. (4)(21)					19,015	—	—
						32,527	32,912	0.38%
Electricity
IP Operating Portfolio I, LLC (4)(21)					3	68	433
						68	433	—%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(21)					—	—	—
ELNG Equity LLC (4)(21)					78,038	—	—
						—	—	—%
Industrial Support Services
BCPE Virginia HoldCo, Inc. (4)(21)					2,000	1,960	2,350
						1,960	2,350	0.03%
Media
OneTeam Partners, LLC (4)(21)		8.00%	8.00%		1,000	1,000	1,209
Racing Point UK Holdings Limited (4)(5)(21)					168	1,008	976
						2,008	2,185	0.03%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P.(4)(21)					9,000	9,000	9,000
						9,000	9,000	0.10%

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

(20)    These investments are not pledged as collateral under the Credit Facilities, 2023 CLO Secured Notes and/or 2024 CLO Secured Notes.
(21)     Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $380,821, or 4.36% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). Prior to June 30, 2023, the Company was externally managed by HPS. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company seeks to achieve its investment objective by investing primarily in newly originated, privately negotiated senior credit investments in high quality, established upper middle market companies, and in select situations, companies in special situations. The Company uses the term “upper middle market companies” generally to mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment.
The Company has and may continue to invest in smaller or larger companies if an opportunity presents attractive investment and risk-adjusted returns. In addition to corporate level obligations, the Company’s investments in such companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans, and/or investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and the Company participates in the junior exposure.
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

The Company offers on a continuous basis up to $15.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer” or “HPS Securities”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. The Company also engages in private offerings of Common Shares. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company.

On December 3, 2024, HPS entered into an agreement with BlackRock, Inc. (NYSE: BLK) for BlackRock, Inc. to acquire 100% of HPS (the “HPS/BlackRock Transaction”). The acquisition is subject to receipt of certain consents from investors in HPS funds and accounts, regulatory approvals and satisfaction of other customary closing conditions and is expected to close in mid-2025. As of March 31, 2025, management does not expect that the acquisition will materially impact the Company.
Note 2. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of its investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

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
•The Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of March 31, 2025 and December 31, 2024, there was $0.1 million and $10.6 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2025, there was $21.0 million of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of March 31, 2025 and December 31, 2024, $0.1 million and $10.6 million, respectively, of collateral was invested in a money market fund.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025 and 2024, the Company recorded non-recurring interest income of $5.4 million and $22.4 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company had certain investments in nine and eight portfolio companies on non-accrual status, respectively.
PIK Income
The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2025 and 2024, the Company recorded $11.7 million and $2.6 million, respectively, of dividend income, of which, $1.1 million and $0.8 million, respectively, relate to PIK dividends.
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
For the three months ended March 31, 2025 and 2024, the Company accrued $0.3 million and $(0.0) million of U.S. federal excise tax, respectively.
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
The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares of the Company's same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash.

Segment Reporting

In accordance with ASC Topic 280—Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its consolidated financial statements.

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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On January 20, 2022, the Company entered into an investment advisory agreement with HPS, pursuant to which HPS managed the Company on a day-to-day basis until June 30, 2023. On June 30, 2023, the Company entered into the Investment Advisory Agreement (as amended and/or restated from time to time, the “Investment Advisory Agreement”) with the Adviser and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

The Investment Advisory Agreement was effective for an initial one-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Trustees who are not “interested persons” of the Company, the Adviser, or of their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (the “Independent Trustees”). The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025. The Investment Advisory Agreement was most recently approved by the Board on October 22, 2024 and renewed on November 27, 2024.

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the Company's current investment advisory agreement with the Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which will replace the Current Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. During a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the New Investment Advisory Agreement.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms remain unchanged from the Current Investment Advisory Agreement to the New Investment Advisory Agreement, including the management and incentive fees payable by the Company, except as otherwise described in the proxy statement mailed to the Company’s shareholders

On January 15, 2025, Grishma Parekh notified the Board of the Company that she is resigning from the Board effective and contingent upon the closing of the HPS/Blackrock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Following the closing of the HPS/Blackrock Transaction, Ms. Parekh is expected to continue to serve as President of the Company, a member of the Investment Committee of the Company and in her existing role at HPS and the Adviser. If the HPS/Blackrock Transaction does not close, Ms. Parekh will not resign from the Board, and she is expected to continue to serve as Trustee of the Company and in her existing role at HPS and the Adviser.

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

For the three months ended March 31, 2025 and 2024, base management fees were $29.1 million and $18.3 million, respectively. As of March 31, 2025 and December 31, 2024, $19.6 million and $9.4 million, respectively, were payable to the Adviser related to management fees.
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

For the three months ended March 31, 2025 and 2024, income based incentive fees were $33.7 million and $25.6 million, respectively. As of March 31, 2025 and December 31, 2024, $33.7 million and $32.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2025 and 2024, capital gains incentive fees accrued were $(6.0) million and $6.0 million, respectively. As of March 31, 2025 and December 31, 2024, the Company accrued $6.9 million and $12.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
Administration Agreement

On January 20, 2022, the Company entered into an administration agreement, subsequently amended on November 27, 2024 (as further amended and/or restated from time to time, the “Administration Agreement”), with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in the Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $1.5 million and $0.8 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, there was $4.2 million and $4.0 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

The current Administration Agreement will be terminated as a result of the HPS/BlackRock Transaction. Accordingly, the Board has approved a new administration agreement between the Company and the Administrator, with the material terms unchanged from the current agreement, set to take effect at the time of the closing of the HPS/BlackRock Transaction.
Sub-Administration Agreement

HPS previously engaged U.S. Bancorp Fund Services, LLC (“U.S. Bancorp”) to assist in the provision of sub-administrative and fund accounting services. On August 30, 2023, the Company entered into a Sub-Administration Agreement (the “Sub-Administration Agreement”) with HPS and Harmonic Fund Services (“Harmonic”) as the Company’s sub-administrator. Pursuant to the Sub-Administration Agreement, Harmonic provides certain administrative services necessary for the operations of the Company. The Company bears all fees to be paid to Harmonic under the Sub-Administration Agreement and Harmonic is entitled to receive reimbursement from the Company for all out-of-pocket expenses properly incurred by Harmonic in respect of the services provided pursuant to the Sub-Administration Agreement.

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

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company will not pay any other fees to the Managing Dealer. As set forth in and pursuant to the managing dealer agreement with Emerson Equity LLC, the Company paid Emerson Equity LLC, the Company’s managing dealer prior to April 11, 2024, certain fees, including a $35,000 engagement fee that was previously paid, a $250,000 fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that was payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by Emerson Equity LLC with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 on June 30, 2023 related to a follow-on offering of shares of the Company, HPS agreed to pay and paid a one-time fee of $60,000 to Emerson Equity LLC. For the avoidance of doubt, such fee was borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) was not borne or paid directly or indirectly by the Company or the shareholders.

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

The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Managing Dealer Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Independent Trustees or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

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

The current Managing Dealer Agreement will be terminated as a result of the HPS/BlackRock Transaction. Accordingly, the Board approved a new managing dealer agreement between the Company and the Managing Dealer, with the material terms unchanged from the current agreement, set to take effect at the time of the closing of the HPS/BlackRock Transaction.
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
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class D, Class F or Class S shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
For the three months ended March 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.7 million, $5.8 million and $1.0 million, which were attributable to Class D, Class F and Class S shares, respectively. For the three months ended March 31, 2024, the Company incurred shareholder servicing and/or distribution fees of $0.5 million, $4.3 million and $0.2 million, which were attributable to Class D, Class F and Class S shares, respectively. As of March 31, 2025 and December 31, 2024, there was $2.7 million and $2.5 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.
Expense Support and Conditional Reimbursement Agreement

On January 20, 2022, the Company entered into an expense support and conditional reimbursement agreement with the Adviser. On June 30, 2023, the Company and the Adviser entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (as further amended and/or restated from time to time, the “Expense Support Agreement”) in connection with the corporate reorganization of the investment advisory operations with respect to the Company. Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (as defined hereafter) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV. The Adviser may elect to pay an additional portion of the Company’s expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, subject to the limitations described in the Administration Agreement).

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

For the three months ended March 31, 2025 and 2024, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled/affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The Company has made an investment in a joint venture, ULTRA III, which is considered a controlled/affiliated company. For a further description of ULTRA III, see “Note 11. Joint Venture.”
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$17,719,541	$17,820,394	96.69%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,648	27,030	0.15	35,984	31,340	0.19
Other secured debt	63,996	64,252	0.35	68,340	68,501	0.42
Unsecured debt	47,095	46,966	0.25	45,923	46,022	0.29
Structured finance investments	75,301	76,735	0.42	72,893	75,392	0.47
Investments in joint ventures	297,747	322,624	1.75	297,747	320,350	1.99
Equity investments	70,596	72,559	0.39	58,737	60,471	0.37
Total	$18,300,924	$18,430,560	100.00%	$16,071,078	$16,131,256	100.00%
The industry composition of investments at fair value was as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$771,525	4.19%	$559,297	3.47%
Alternative Energy	23,198	0.13	23,816	0.15
Asset Based Lending and Fund Finance	76,573	0.42	52,644	0.33
Automobiles and Parts	94,309	0.51	86,075	0.53
Chemicals	20,988	0.11	18,292	0.11
Construction and Materials	209,603	1.14	201,635	1.25
Consumer Services	745,612	4.05	710,693	4.41
Electricity	120,014	0.65	115,563	0.72
Electronic and Electrical Equipment	112,545	0.61	111,037	0.69
Finance and Credit Services	65,055	0.35	64,335	0.40
Food Producers	177,274	0.96	179,459	1.11
Gas, Water and Multi-utilities	40,976	0.22	43,542	0.27
General Industrials	440,478	2.39	377,368	2.34

Health Care Providers	1,802,257	9.78	1,771,772	10.98
Household Goods and Home Construction	2,830	0.02	6,589	0.04
Industrial Engineering	308,760	1.68	306,077	1.90
Industrial Metals and Mining	206,949	1.12	202,391	1.25
Industrial Support Services	2,067,600	11.22	1,940,379	12.03
Industrial Transportation	132,715	0.72	120,785	0.75
Investment Banking and Brokerage Services	917,872	4.98	701,647	4.35
Investments in Joint Ventures	322,624	1.75	320,350	1.99
Leisure Goods	728	0.00	1,986	0.01
Life Insurance	14,697	0.08	14,867	0.09
Media	805,198	4.37	789,402	4.89
Medical Equipment and Services	1,522,694	8.26	1,274,288	7.90
Non-life Insurance	712,195	3.86	628,442	3.90
Oil, Gas and Coal	76,175	0.41	73,845	0.46
Personal Care, Drug and Grocery Stores	494,926	2.69	487,426	3.02
Personal Goods	82,857	0.45	83,559	0.52
Pharmaceuticals and Biotechnology	985,471	5.35	605,178	3.75
Real Estate Investment and Services	89,282	0.48	86,822	0.54
Retailers	310,205	1.68	306,146	1.90
Software and Computer Services	3,925,481	21.29	3,249,907	20.14
Structured Finance	76,735	0.42	75,392	0.47
Technology Hardware and Equipment	60,139	0.33	58,836	0.36
Telecommunications Equipment	63,031	0.34	81,265	0.50
Telecommunications Service Providers	26,609	0.14	32,146	0.20
Travel and Leisure	524,380	2.85	368,003	2.28
Total	$18,430,560	100.00%	$16,131,256	100.00%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$15,179,407	$15,254,594	82.78%	158.28%
United Kingdom	1,327,068	1,365,553	7.41	14.17
Sweden	441,364	450,225	2.44	4.67
Australia	284,011	268,239	1.46	2.78
Spain	208,215	216,367	1.17	2.24
France	166,896	168,290	0.91	1.75
Austria	147,554	153,707	0.83	1.59
Italy	142,227	145,132	0.79	1.51
Germany	115,820	121,588	0.66	1.26
Canada	102,971	98,123	0.53	1.02
Czech Republic	54,771	56,948	0.31	0.59
Taiwan	47,911	47,991	0.26	0.50
Singapore	33,016	33,589	0.18	0.35
Norway	21,444	21,993	0.12	0.23
Belgium	14,038	14,064	0.08	0.15
Luxembourg	11,922	11,952	0.06	0.12
Netherlands	2,289	2,205	0.01	0.02
Total	$18,300,924	$18,430,560	100.00%	191.23%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$13,526,427	$13,615,550	84.40%	155.90%
United Kingdom	963,353	970,468	6.02	11.11
Sweden	403,151	394,051	2.44	4.51
Australia	283,869	264,325	1.64	3.03
Spain	207,908	206,399	1.28	2.36
France	135,592	133,330	0.83	1.53
Italy	128,313	127,756	0.79	1.46
Germany	115,723	116,321	0.72	1.33
Austria	88,588	89,741	0.56	1.03
Canada	90,609	86,461	0.54	0.99
Taiwan	47,223	46,563	0.29	0.53
Singapore	32,957	33,059	0.20	0.38
Norway	21,342	20,894	0.13	0.24
Belgium	14,072	14,258	0.09	0.16
Luxembourg	11,951	12,080	0.07	0.14
Total	$16,071,078	$16,131,256	100.00%	184.70%
As of March 31, 2025 and December 31, 2024, the Company had certain investments in nine and eight portfolio companies on non-accrual status, respectively, which represented 0.58% and 0.70% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.
As of March 31, 2025 and December 31, 2024, on a fair value basis, 99.4% and 99.3% of performing debt investments bore interest at a floating rate and 0.6% and 0.7%, of performing debt investments bore interest at a fixed rate, respectively.
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

The following tables present the fair value hierarchy of investments and cash equivalents:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,430,645	$16,389,749	$17,820,394
Second lien debt	—	—	27,030	27,030
Other secured debt	—	—	64,252	64,252
Unsecured debt	—	13,209	33,757	46,966
Structured finance investments	—	76,735	—	76,735
Equity investments	—	—	72,559	72,559
Total investments	—	1,520,589	16,587,347	18,107,936
Investments measured at NAV(1)	—	—	—	322,624
Total	$—	$1,520,589	$16,587,347	$18,430,560
Cash equivalents	$340,716	$—	$—	$340,716

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,175,758	$14,353,422	$15,529,180
Second lien debt	—	—	31,340	31,340
Other secured debt	—	—	68,501	68,501
Unsecured debt	—	13,196	32,826	46,022
Structured finance investments	—	75,392	—	75,392
Equity investments	—	—	60,471	60,471
Total investments	—	1,264,346	14,546,560	15,810,906
Investments measured at NAV(1)	—	—	—	320,350
Total	$—	$1,264,346	$14,546,560	$16,131,256
Cash equivalents	$155,290	$—	$—	$155,290
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$60,471	$14,546,560
Purchases of investments(1)	2,240,791	—	889	1,139	11,927	2,254,746
Proceeds from principal repayments and sales of investments	(251,603)	(4,470)	(5,416)	—	(656)	(262,145)
Accretion of discount/amortization of premium	16,878	8	183	5	—	17,074
Net realized gain (loss)	(13,104)	(4,874)	—	—	588	(17,390)
Net change in unrealized appreciation (depreciation)	81,462	5,026	95	(213)	229	86,599
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	(38,097)	—	—	—	—	(38,097)
Fair value, end of period	$16,389,749	$27,030	$64,252	$33,757	$72,559	$16,587,347
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$75,562	$5,047	$95	$(213)	$594	$81,085
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

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
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$13,134,773	Yield analysis	Discount rate	7.25%	19.39%	9.98%
	31,147	Discounted cash flow	Discount rate	9.50%	18.00%	13.62%
			Exit multiple	2.90x	10.00x	9.35x
	52,298	Recovery analysis	Recovery rate	13.17%	100.00%	66.05%
Investments in second lien debt	27,030	Yield analysis	Discount rate	9.22%	11.90%	9.42%
Investments in other secured debt	64,252	Yield analysis	Discount rate	11.32%	12.26%	11.57%
Investments in unsecured debt	33,757	Yield analysis	Discount rate	12.37%	24.18%	14.74%
Investments in preferred equity	38,814	Yield analysis	Discount rate	8.89%	15.00%	14.11%
Investments in common equity	13,851	Discounted cash flow	Discount rate	8.70%	13.61%	12.13%

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$9,059,762	Yield analysis	Discount rate	7.69%	33.16%	10.23%
	54,259	Discounted cash flow	Discount rate	13.80%	16.00%	15.26%
			Exit multiple	2.90x	10.00x	8.46x
	29,952	Recovery analysis	Recovery rate	22.13%	100.00%	59.81%
Investments in second lien debt	3,938	Discounted cash flow	Discount rate	8.80%	8.80%	8.80%
			Exit multiple	11.50x	11.50x	11.50x
	2,464	Yield analysis	Discount rate	12.04%	12.77%	12.20%
Investments in other secured debt	52,644	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	32,827	Yield analysis	Discount rate	10.52%	17.99%	14.58%
Investments in preferred equity	37,443	Yield analysis	Discount rate	12.19%	15.00%	14.66%
Investments in common equity	13,016	Discounted cash flow	Discount rate	8.00%	13.61%	12.33%
			Exit multiple	7.85x	7.85x	7.85x
(1)As of March 31, 2025, included within the fair value of Level 3 assets of $16,587,347 is an amount of $3,191,425 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $14,546,560 is an amount of $5,260,255 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2025 and December 31, 2024, had they been accounted for at fair value:
Debt

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$522,873	$522,873	$683,184	$683,184
HLEND B Funding Facility	755,323	755,323	955,572	955,572
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	737,498	737,498	830,343	830,343
HLEND E Funding Facility	701,927	701,927	642,800	642,800
Revolving Credit Facility	956,956	956,956	1,186,264	1,186,264
November 2025 Notes(1)	169,538	172,468	169,403	174,101
November 2027 Notes(1)	154,390	165,295	153,652	166,551
March 2026 Notes(1)	275,844	281,784	274,866	284,394
March 2028 Notes(1)	123,797	132,267	121,989	133,054
September 2027 Notes(1)	75,454	80,084	74,649	80,748
September 2028 Notes(1)	251,880	273,526	248,111	274,528
January 2029 Notes(1)	541,966	566,825	530,894	565,224
September 2029 Notes(1)	398,833	405,764	390,055	407,636
January 2028 Notes(1)	747,175	747,143	—	—
April 2032 Notes(1)	498,371	493,900	—	—
2023 CLO Secured Notes(1)	320,086	320,086	320,018	320,018
2024 CLO Secured Notes(1)	377,612	377,612	376,280	376,280
2025 CLO Secured Debt(1)	845,009	845,009	—	—
Total	$8,942,032	$9,023,840	$7,445,580	$7,568,197
(1)As of March 31, 2025 and December 31, 2024, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt (each as defined below), as applicable, are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	March 31, 2025		December 31, 2024
	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(403)	$(59)	$(562)	$(36)
November 2027 Notes	(926)	316	(1,013)	(335)
March 2026 Notes	(800)	644	(1,007)	(127)
March 2028 Notes	(668)	465	(723)	(1,288)
September 2027 Notes	(484)	938	(533)	182
September 2028 Notes	(1,818)	3,698	(1,947)	58
January 2029 Notes	(9,897)	1,862	(10,367)	(8,739)
September 2029 Notes	(8,382)	7,215	(8,721)	(1,225)
January 2028 Notes	(10,845)	8,020	—	—
April 2032 Notes	(13,366)	11,737	—	—
2023 CLO Secured Notes	(2,914)	—	(2,982)	—
2024 CLO Secured Notes	(22,387)	—	(23,718)	—
2025 CLO Secured Debt	(4,991)	—	—	—
Total	$(77,881)	$34,836	$(51,573)	$(11,510)

The following table presents the fair value hierarchy of the Company’s debt obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	2,213,632	972,860
Level 3	6,810,208	6,595,337
Total	$9,023,840	$7,568,197

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the three months ended March 31, 2025 and 2024, the average notional exposure for foreign currency forward contracts were $1,818.2 million and $670.7 million, respectively, and the average notional exposure for interest rate swaps were $2,775.0 million and $1,300.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$23,750	$—	$23,750	$1,957,001
Interest rates swaps	—	34,895	—	34,895	3,002,500
Total derivative assets, at fair value	$—	$58,645	$—	$58,645	$4,959,501

Derivative Liabilities
Foreign currency forward contracts	$—	$(4,849)	$—	$(4,849)	$297,691
Interest rate swaps	—	(59)	—	(59)	85,000
Total derivative liabilities, at fair value	$—	$(4,908)	$—	$(4,908)	$382,691

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$43,003	$—	$43,003	$1,520,726
Interest rate swaps	—	240	—	240	325,000
Total derivative assets, at fair value	$—	$43,243	$—	$43,243	$1,845,726

Derivative Liabilities
Interest rate swaps	$—	$(11,750)	$—	$(11,750)	$1,512,500
Total derivative liabilities, at fair value	$—	$(11,750)	$—	$(11,750)	$1,512,500

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(24,102)	$12,494
Realized gain (loss) on foreign currency forward contracts	$(34,279)	$167

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

			March 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$11,737	$—	$11,737	$—	$11,737
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$1,862	$—	$1,862	$(1,780)	$82
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$21,296	$(59)	$21,237	$(19,230)	$2,007
BNP PARIBAS	Foreign currency forward contracts	Derivative assets, at fair value	$133	$(21)	$112	$—	$112
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$398	$—	$398	$—	$398
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$2,055	$(1,387)	$668	$—	$668
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$21,164	$(3,441)	$17,723	$—	$17,723

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$4,005	$—	$4,005	$—	$4,005
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$38,544	$—	$38,544	$—	$38,544
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$454	$—	$454	$—	$454
Goldman Sachs Bank USA	Interest rate swaps	Derivative liabilities, at fair value	$240	$(3,011)	$(2,771)	$2,210	$(561)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(8,739)	$(8,739)	$8,390	$(349)
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

The table below presents the carrying value of unsecured borrowings as of March 31, 2025 and December 31, 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	March 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$3,075,284	$5,863	$1,802,092	$(38,729)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 207.3% and 216.3%, respectively.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.
SPV Financing Facilities
From time to time, wholly-owned subsidiaries of the Company may enter into secured financing facilities (“SPV Financing Facilities”), as described below. The obligations of each special purpose vehicle (“SPV”) to the lenders are secured by a first priority security interest in all of the SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the SPV, other than as described below with respect to the HLEND C Funding Facility (as defined below).
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
As of each of March 31, 2025 and December 31, 2024, the Company had five SPV Financing Facilities, as discussed below.
HLEND A Funding Facility

On February 3 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (as amended, the “HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. On December 23, 2022, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $600 million to $800 million. On October 11, 2024, and effective as of October 16, 2024, HLEND A entered into a further amendment to, among other things, decrease the applicable margin and extend the stated maturity of the HLEND A Funding Facility.
Loans under the HLEND A Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, then in effect, plus the applicable margin of 2.00% per annum. On or after the amortization period of October 14, 2027, the applicable margin on any remaining outstanding advances will be increased by 0.10% per annum.

As of March 31, 2025, the maximum borrowing capacity under the HLEND A Funding Facility was $800 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to October 16, 2027 and the HLEND A Funding Facility will mature and all amounts outstanding under credit facility must be repaid by October 16, 2029.

HLEND B Funding Facility

On July 19 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (as amended, the “HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On January 25, 2024, HLEND B entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND B Funding Facility from $1,000 million to $1,250 million.

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

As of March 31, 2025, the maximum borrowing capacity under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.
HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent (as amended, the “HLEND C Funding Facility”), Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian. On June 22, 2023, HLEND C entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND C Funding Facility from $400 million to $750 million. On November 8, 2024, HLEND C entered into a further amendment to, among other things, decrease the applicable margin. The Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Funding Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.30% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of March 31, 2025, the maximum borrowing capacity under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (as amended, the “HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as the collateral agent. On November 21, 2024, HLEND D entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND D Funding Facility from $500 million to $1,000 million and decrease the applicable margin.

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to advances made in U.S. dollars, Term SOFR, (b) with respect to advances made in GBP, adjusted cumulative compounded SONIA, (c) with respect to advances made in Euros, EURIBOR, (d) with respect to advances made in CAD, CDOR, and (e) with respect to advances made in Australian Dollar, BBSW, plus the applicable margin of 2.00% per annum.

As of March 31, 2025, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
HLEND E Funding Facility

On March 28, 2024, HLEND E, as borrower, and the Company, as equity holder and as collateral manager, entered into a SPV Financing Facility with the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent (as amended, the “HLEND E Funding Facility”), U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian. On November 18, 2024, HLEND E entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND E Funding Facility from $300 million to $750 million, decrease the applicable spread, extend the reinvestment period and extend the maturity date. On December 20, 2024, HLEND E entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND E Funding Facility from $750 million to $1,000 million.

Loans under the HLEND E Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to advances denominated in U.S. Dollars, Daily Simple SOFR, (b) with respect to advances denominated in GBP, Daily Simple SONIA, (c) with respect to advances denominated in Euros, EURIBOR, (d) with respect to advances denominated in Canadian dollars, Term CORRA, and (e) with respect to advances denominated in Australian Dollars, the Bank Bill Swap Reference Bid Rate, plus (ii) the applicable spread of 1.85% per annum.

As of March 31, 2025, the maximum borrowing capacity under the HLEND E Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on November 18, 2027, and amounts outstanding under the credit facility must be repaid by November 16, 2029.

Revolving Credit Facility

On June 23, 2022, the Company, as Borrower, entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility,” together with HLEND A Funding Facility, HLEND B Funding Facility, HLEND C Funding Facility, HLEND D Funding Facility, and HLEND E Funding Facility the “Credit Facilities”) (which was most recently amended on October 30, 2023, and as further amended from time to time) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”).
The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” in the case of any alternative base rate loan (“ABR Loan”) and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.75% or 1.875%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The maximum borrowing capacity of the Revolving Credit Facility is $1,625 million (increased from $1,525 million to $1,625 million on January 24, 2025), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $1,912.5 million subject to the satisfaction of certain conditions.
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

144A Unsecured Notes

The Company issued unsecured notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes and April 2032 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

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

The 144A Unsecured Notes Indentures (as defined below) contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 144A Unsecured Notes and the 144A Unsecured Notes Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the 144A Unsecured Notes (the “144A Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective 144A Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding 144A Unsecured Notes at a price equal to 100% of the principal amount of such 144A Unsecured Notes plus accrued and unpaid interest to the repurchase date.

January 2029 Notes

On January 30, 2024, the Company issued $550.0 million aggregate principal amount of 6.75% notes due in 2029 (the “January 2029 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of January 30, 2024, between the Company and U.S. Bank Trust Company, National Association (the “144A Unsecured Notes Trustee”).

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

September 2029 Notes

On June 18, 2024, the Company issued $400.0 million aggregate principal amount of 6.25% notes due in 2029 (the “September 2029 Notes”) pursuant to a second supplemental indenture, dated as of June 18, 2024, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

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

January 2028 Notes

On January 14, 2025, the Company issued $750.0 million aggregate principal amount of 5.45% notes due in 2028 (the “January 2028 Notes”) pursuant to a third supplemental indenture, dated as of January 14, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The January 2028 Notes will mature on January 14, 2028 and bear interest at a rate of 5.45% per year payable semi-annually on January 14 and July 14 of each year, commencing on July 14, 2025.

In connection with the January 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.45% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.2855% per annum on $750.0 million of the January 2028 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

April 2032 Notes

On January 14, 2025, the Company issued $500.0 million aggregate principal amount of 5.95% notes due in 2032 (the “April 2032 Notes”) pursuant to a fourth supplemental indenture, dated as of January 14, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The April 2032 Notes will mature on April 14, 2032 and bear interest at a rate of 5.95% per year payable semi-annually on April 14 and October 14 of each year, commencing on April 14, 2025.

In connection with the April 2032 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.756% per annum on $500.0 million of the April 2032 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
Debt Securitizations

The Company has determined that the securitization vehicles noted below operate as extensions of the Company and therefore, will be consolidated by the Company. The Company completed term debt securitizations, as further described below: 2023 CLO Notes, 2024 CLO Notes and 2025 CLO Debt (each as defined below), which are collectively referred to herein as the “CLO Debt.”

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

The following table presents information on the 2023 Debt Securitization as of March 31, 2025:

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

The 2023 CLO Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

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

The following table presents information on the 2024 Debt Securitization as of March 31, 2025:

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

The 2024 CLO Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2024 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

2025 Debt Securitization

On March 5, 2025 (the “2025 Closing Date”), the Company completed a $1,254.1 million term debt securitization (the “2025 CLO Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued and incurred, as applicable, the 2025 CLO Debt (as defined below). The 2025 CLO Debt Securitization is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

The debt offered in the 2025 CLO Debt Securitization was issued and incurred, as applicable, by HLEND CLO 2025-3, LLC (the “2025 CLO Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Loans (the “2025 CLO Class A Loans”), (ii) Class A Senior Secured Floating Rate Notes (the “2025 CLO Class A Notes”), (iii) Class B Senior Secured Floating Rate Notes (the “2025 CLO Class B Notes” and, together with the 2025 CLO Class A Notes, collectively, the “2025 CLO Secured Notes” and, the 2025 CLO Secured Notes together with the 2025 CLO Class A Loans, the “2025 CLO Secured Debt”), and (iv) subordinated notes (the “2025 CLO Subordinated Notes” and, together with the 2025 CLO Secured Debt, the “2025 CLO Debt”). The 2025 CLO Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2025 CLO Debt is scheduled to mature on January 20, 2037; however, the 2025 CLO Debt may be redeemed by the 2025 CLO Issuer, at the written direction of (i) a majority of the 2025 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after March 5, 2027.

The following table presents information on the 2025 CLO Debt Securitization:

Description	Principal Outstanding	Interest Rate	Credit Rating
2025 CLO Class A Loans	$25,000	SF + 1.40%	AAA(sf)
2025 CLO Class A Notes	700,000	SF + 1.40%	AAA(sf)
2025 CLO Class B Notes	125,000	SF + 1.70%	AA(sf)
Total Secured Debt	$850,000
2025 CLO Subordinated Notes(1)	404,075	None	Not rated
Total Debt	$1,254,075
(1)The Company retained all of the 2025 CLO Subordinated Notes issued in the 2025 CLO Debt Securitization which are eliminated in consolidation.

On the 2025 CLO Closing Date and in connection with the 2025 CLO Debt Securitization, the 2025 CLO Issuer entered into a placement agency agreement with J.P. Morgan Securities LLC, as the placement agent (the “2025 CLO Placement Agent”), pursuant to which the 2025 CLO Placement Agent placed the 2025 CLO Secured Notes issued pursuant to an indenture and security agreement, between the 2025 CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee, as part of the 2025 CLO Debt Securitization. HLEND CLO 2025-3 Investments, LLC, a wholly-owned subsidiary of the Company, retained all of the 2025 CLO Subordinated Notes issued in the 2025 CLO Debt Securitization.

The 2025 CLO Debt have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2025 CLO Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of each of March 31, 2025 and December 31, 2024, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$522,873	$522,873	$277,127	$229,615
HLEND B Funding Facility(3)	1,250,000	755,323	755,323	494,677	325,915
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,397
HLEND D Funding Facility(3)	1,000,000	737,498	737,498	262,502	194,094
HLEND E Funding Facility(3)	1,000,000	701,927	701,927	298,073	135,593
Revolving Credit Facility(3)	1,625,000	956,956	956,956	668,044	668,044
November 2025 Notes(4)	170,000	170,000	169,538	—	—
November 2027 Notes(4)	155,000	155,000	154,390	—	—
March 2026 Notes(4)	276,000	276,000	275,844	—	—
March 2028 Notes(4)	124,000	124,000	123,797	—	—
September 2027 Notes(4)	75,000	75,000	75,454	—	—
September 2028 Notes(4)	250,000	250,000	251,880	—	—
January 2029 Notes(4)	550,000	550,000	541,966	—	—
September 2029 Notes(4)	400,000	400,000	398,833	—	—
January 2028 Notes(4)	750,000	750,000	747,175	—	—
April 2032 Notes(4)	500,000	500,000	498,371	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,086	—	—
2024 CLO Secured Notes(4)	400,000	400,000	377,612	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,009	—	—
Total	$11,248,000	$8,985,077	$8,942,032	$2,262,923	$1,584,658
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€25,500	£—
HLEND B Funding Facility	25,519		105,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		37,836	—
Revolving Credit Facility	2,500		257,763	225,692

(4)As of March 31, 2025, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(403)	$(59)
November 2027 Notes	(926)	316
March 2026 Notes	(800)	644
March 2028 Notes	(668)	465
September 2027 Notes	(484)	938
September 2028 Notes	(1,818)	3,698
January 2029 Notes	(9,897)	1,862
September 2029 Notes	(8,382)	7,215
January 2028 Notes	(10,845)	8,020
April 2032 Notes	(13,366)	11,737
2023 CLO Secured Notes	(2,914)	—
2024 CLO Secured Notes	(22,387)	—
2025 CLO Secured Debt	(4,991)	—
Total	$(77,881)	$34,836

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	34,413	€—	£12,929
HLEND B Funding Facility	25,519		3,352	90,347
HLEND D Funding Facility	—		42,513	—
Revolving Credit Facility	62,500		457,831	212,692

(4)As of December 31, 2024, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes and 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(562)	$(36)
November 2027 Notes	(1,013)	(335)
March 2026 Notes	(1,007)	(127)
March 2028 Notes	(723)	(1,288)
September 2027 Notes	(533)	182
September 2028 Notes	(1,947)	58
January 2029 Notes	(10,367)	(8,739)
September 2029 Notes	(8,721)	(1,225)
2023 CLO Secured Notes	(2,982)	—
2024 CLO Secured Notes	(23,718)	—
Total	$(51,573)	$(11,510)

As of March 31, 2025 and December 31, 2024, $88.6 million and $103.0 million, respectively, of interest expense and $1.7 million and $1.7 million, respectively, of facility unused commitment fees were included in interest payable. For the three months ended March 31, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 7.08% and 8.95% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $7,896.7 million and $3,870.4 million, respectively.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$127,151	$75,393
Facility unused commitment fees	2,145	3,040
Amortization of deferred financing costs	2,394	2,064
Amortization of original issue discount and debt issuance costs	4,462	1,188
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	46,346	(18,635)
Hedged items	(44,592)	23,043
Total interest expense	$137,906	$86,093
Cash paid for interest expense	$145,503	$81,129

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $2,370.3 million and $2,128.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value. As of March 31, 2025, 0.13% of shares outstanding were held by certain affiliates of the Adviser.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	23,863,608	$610,430
Share transfers between classes	1,829,358	46,752
Distributions reinvested	909,066	23,261
Share repurchases	(5,971,419)	(152,092)
Early repurchase deduction	—	33
Net increase (decrease)	20,630,613	$528,384
CLASS D
Subscriptions	2,510,439	$64,125
Share transfers between classes	(1,592,453)	(40,704)
Distributions reinvested	517,550	13,232
Share repurchases	(1,332,224)	(33,932)
Early repurchase deduction	—	11
Net increase (decrease)	103,312	$2,732
CLASS F
Subscriptions	11,060,630	$282,609
Share transfers between classes	(114,603)	(2,928)
Distributions reinvested	1,988,277	50,831
Share repurchases	(917,886)	(23,379)
Early repurchase deduction	—	47
Net increase (decrease)	12,016,418	$307,180
CLASS S
Subscriptions	4,313,557	$110,234
Share transfers between classes	(122,302)	(3,120)
Distributions reinvested	179,651	4,593
Share repurchases	(42,689)	(1,087)
Early repurchase deduction	—	5
Net increase (decrease)	4,328,217	$110,625
Total net increase (decrease)	37,078,560	$948,921

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,309,134	$360,098
Share transfers between classes	53,163	1,333
Distributions reinvested	538,118	13,526
Share repurchases	(1,309,587)	(33,211)
Early repurchase deduction	—	—
Net increase (decrease)	13,590,828	$341,746
CLASS D
Subscriptions	3,843,517	$96,497
Share transfers between classes	116,731	2,927
Distributions reinvested	436,170	10,964
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	—
Net increase (decrease)	3,980,098	$99,830
CLASS F
Subscriptions	17,020,539	$428,057
Share transfers between classes	(226,825)	(5,691)
Distributions reinvested	1,748,096	43,940
Share repurchases	(621,324)	(15,757)
Early repurchase deduction	—	—
Net increase (decrease)	17,920,486	$450,549
CLASS S
Subscriptions	3,911,922	$98,389
Share transfers between classes	56,931	1,431
Distributions reinvested	22,956	578
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,991,809	$100,398
Total net increase (decrease)	39,483,221	$992,523

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following tables summarize each month-end NAV per share for Class I, Class D, Class F, and Class S common shares of beneficial interest during the three months ended March 31, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2025	$25.60	$25.60	$25.60	$25.60
February 28, 2025	$25.51	$25.51	$25.51	$25.51
March 31, 2025	$25.47	$25.47	$25.47	$25.47

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2024	$25.14	$25.14	$25.14	$25.14
February 29, 2024	$25.25	$25.25	$25.25	$25.25
March 31, 2024	$25.36	$25.36	$25.36	$25.36
Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the three months ended March 31, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
Total		$0.4800	$0.1650	$—	$0.6450	$80,646

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
Total		$0.4643	$0.1650	$—	$0.6293	$27,326

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
Total		$0.4485	$0.1650	$—	$0.6135	$112,232

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
Total		$0.4264	$0.1650	$—	$0.5914	$10,968
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables present distributions that were declared during the three months ended March 31, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
Total		$0.4800	$0.1650	$—	$0.6450	$39,684

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
Total		$0.4644	$0.1650	$—	$0.6294	$20,018

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
Total		$0.4487	$0.1650	$—	$0.6137	$84,571

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
Total		$0.4269	$0.1650	$—	$0.5919	$2,054
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Company on behalf of its shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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
Through March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6450	$80,646	$0.6293	$27,326	$0.6135	$112,232	$0.5914	$10,968
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6450	$80,646	$0.6293	$27,326	$0.6135	$112,232	$0.5914	$10,968
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

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that the Company shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that the Company will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of shareholders for the Company to resume offering to repurchase at least the Baseline Repurchase Amount.
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

The following tables summarize the share repurchases completed during the three months ended March 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income (1)	0.65	0.64	0.62	0.60
Net unrealized and realized gain (loss) (2)	(0.12)	(0.13)	(0.13)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.53	0.51	0.49	0.47
Distributions from net investment income (3)	(0.65)	(0.63)	(0.61)	(0.59)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.65)	(0.63)	(0.61)	(0.59)
Early repurchase deduction fees (6)	—	—	—	—
Total increase (decrease) in net assets	(0.12)	(0.12)	(0.12)	(0.12)
Net asset value, end of period	$25.47	$25.47	$25.47	$25.47
Shares outstanding, end of period	126,858,175	43,223,693	188,166,432	20,196,896
Total return based on NAV (4)	2.07%	2.01%	1.94%	1.85%
Ratios:
Ratio of net expenses to average net assets (5)	8.82%	9.07%	9.32%	9.67%
Ratio of net investment income to average net assets (5)	10.16%	9.93%	9.67%	9.31%
Portfolio turnover rate	1.72%	1.72%	1.72%	1.72%
Supplemental Data:
Net assets, end of period	$3,230,780	$1,100,795	$4,792,120	$514,368
Asset coverage ratio	207.3%	207.3%	207.3%	207.3%
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
(5)For the three months ended March 31, 2025, amounts are annualized except for excise tax and capital gains incentive fee.
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
(5)For the three months ended March 31, 2024, amounts are annualized except for excise tax, and capital gains incentive fee.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
March 31, 2025	$522,873	2,072.7	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
March 31, 2025	755,323	2,072.7	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
March 31, 2025	487,500	2,072.7	—	N/A
December 31, 2024	487,500	2,163.2	—	N/A

December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
March 31, 2025	737,498	2,072.7	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
March 31, 2025	701,927	2,072.7	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
March 31, 2025	956,956	2,072.7	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
March 31, 2025	170,000	2,072.7	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
March 31, 2025	155,000	2,072.7	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
March 31, 2025	276,000	2,072.7	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
March 31, 2025	124,000	2,072.7	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
March 31, 2025	75,000	2,072.7	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
March 31, 2025	250,000	2,072.7	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
March 31, 2025	550,000	2,072.7	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
March 31, 2025	400,000	2,072.7	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
March 31, 2025	750,000	2,072.7	—	N/A
April 2032 Notes
March 31, 2025	500,000	2,072.7	—	N/A

2023 CLO Secured Notes
March 31, 2025	323,000	2,072.7	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2024 CLO Secured Notes
March 31, 2025	400,000	2,072.7	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
March 31, 2025	850,000	2,072.7	—	N/A
Short-Term Borrowings
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of March 31, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $307.4 million and $307.4 million, respectively, and COM had made capital contributions (net of returns of capital) of $43.9 million and $43.9 million, respectively. As of March 31, 2025 and December 31, 2024, $236.2 million and $236.2 million, respectively, of capital remained uncalled from the Company and $33.7 million and $33.7 million, respectively, of capital remained uncalled from COM. As of March 31, 2025 and December 31, 2024, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three months ended March 31, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.0 million and $1.8 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of March 31, 2025 and December 31, 2024.

The following table presents the schedule of investments of ULTRA III as of March 31, 2025:

Company(1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.32%	11/8/2029	$242,431	$237,781	$242,431
						237,781	242,431	65.75%
Health Care Providers
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.04%	7/22/2031	150,999	150,318	152,509
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(206)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.55%	1/5/2028	158,400	155,118	161,568
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(729)	(417)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	9.07%	11/8/2031	174,563	172,091	173,106
						476,592	487,199	132.13%
Medical Equipment and Services
EHOB, LLC (4)(7)	SF +	4.50%	8.80%	12/18/2029	111,875	109,898	112,994
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	34,600	(490)	34
FH BMX Buyer, Inc.(4)(6)	SF +	5.00%	9.22%	6/21/2031	129,748	128,018	129,875
						237,426	242,903	65.88%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(698)	500
Brandt Information Services, LLC (4)(6)	SF +	4.75%	9.07%	5/31/2030	114,425	112,948	115,569
						112,250	116,069	31.48%
Total First Lien Debt						$1,064,049	$1,088,602	295.24%
Total Investment Portfolio						$1,064,049	$1,088,602	295.24%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$500
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	34
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(417)
Total		$177,933	$550

(6) The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(7) The interest rate floor on these investments as of March 31, 2025 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2024:

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.40%	11/8/2029	$243,045	$238,133	$242,570
						238,133	242,570	66.26%
Health Care Providers
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.38%	7/22/2031	151,378	150,669	152,892
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(210)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.50%	1/5/2028	158,800	155,216	161,059
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(742)	(734)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	9.27%	11/8/2031	175,000	172,431	172,429
						477,364	486,079	132.77%
Medical Equipment and Services
EHOB, LLC (4)(7)	SF +	4.75%	9.08%	12/18/2029	116,875	114,701	118,044
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	34,600	(499)	346
FH BMX Buyer, Inc.(4)(6)	SF +	5.25%	9.58%	6/21/2031	130,074	128,271	131,375
						242,473	249,765	68.22%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(713)	128
Brandt Information Services, LLC (4)(6)	SF +	5.00%	9.36%	5/31/2030	114,713	113,161	115,006
						112,448	115,134	31.45%
Total First Lien Debt						$1,070,418	$1,093,548	298.70%
Total Investment Portfolio						$1,070,418	$1,093,548	298.70%
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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$128
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	346
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(734)
Total		$177,933	$173

(6) The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(7) The interest rate floor on these investments as of December 31, 2024 was 1.00%.

The following table presents the selected statements of assets and liabilities information of ULTRA III as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,064,049 and $1,070,418 at March 31, 2025 and December 31, 2024, respectively)	$1,088,602	$1,093,548
Cash	35,331	24,652
Interest receivable	6,129	13,217
Receivable for investments	379	—
Total assets	$1,130,441	$1,131,417
LIABILITIES
Debt	$747,725	$751,554
Interest payable and other liabilities	14,003	13,748
Total liabilities	761,728	765,302
MEMBERS’ EQUITY
Members’ Equity	368,713	366,115
Total Members’ Equity	368,713	366,115
Total liabilities and members’ equity	$1,130,441	$1,131,417
The following table presents the selected statements of operations information of ULTRA III for the three months ended March 31, 2025 and 2024 (Unaudited):

	Three Months Ended March 31,
	2025	2024
Investment income:
Interest income	$27,628	$15,681
Total investment income	27,628	15,681
Expenses:
Interest expense	13,636	7,407
Other expenses	655	495
Total expenses	14,291	7,902
Net investment income	13,337	7,779
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	1,423	4,000
Net realized and change in unrealized gain (loss) on investments	1,423	4,000
Net increase (decrease) in net assets resulting from operations	$14,760	$11,779

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2025, except as discussed below.

Subscriptions
The Company received $394.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective April 1, 2025.

The Company received $412.2 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective May 1, 2025.

Distributions Declarations

On April 25, 2025, the Board declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, $0.1495 per Class F share, and $0.1422 per Class S share, all of which are payable on or about May 30, 2025 to shareholders of record as of April 30, 2025. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about May 30, 2025 to shareholders of record as of April 30, 2025.

Financing Transactions

On April 17, 2025, the Company entered into an amendment to the HLEND E Funding Facility, which, among other things, increases the total facility amount from $1,000 million to $1,500 million, extends the scheduled reinvestment period end date from November 18, 2027 to April 17, 2028, extends the maturity date from November 16, 2029 to April 17, 2030 and adds a swingline sub-facility with Wells Fargo Bank, National Association as the swingline lender of up to $200 million.

On April 29, 2025, the Company amended the Revolving Credit Facility. The amendment provides for, among other things, (i) an increase in the aggregate commitments of the lenders from $1,625 million to $1,975 million, (ii) an extension of the Commitment Termination Date from October 30, 2027 to April 29, 2029, (iii) an extension of the Maturity Date from October 30, 2028 to April 29, 2030, (iv) an amendment to the accordion provision to permit increases up to a total facility amount of $2,962.5 million, (v) a reduction in the applicable margin from a range of 0.75% to 0.875% in the case of any ABR loan and 1.75% to 1.875% in the case of any other loan, to a range of 0.525% to 0.775% in the case of any ABR Loan and 1.525% to 1.775% in the case of any other loan, and (vi) a 5 basis point reduction in the commitment fee.

Submission of Matters to a Vote of Security Holders

The Company held its special meeting of shareholders on April 16, 2025, at which shareholders approved a new investment advisory agreement between the Company and the Adviser to become effective upon the close of the transaction pursuant to which BlackRock and certain of its affiliates will acquire 100% of the business and assets of HPS.

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
Overview and Investment Framework
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC and a wholly-owned subsidiary of HPS. We have elected to be treated, and intend to qualify annually, as a RIC under the Code.

Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation (including salaries, bonuses and benefits) and related expenses of our chief compliance officer, chief financial officer and their respective staffs; provided, that such expenses shall exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator.

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established upper middle market companies and, in select situations, companies in special situations. We use the term upper middle market companies generally to mean companies with “EBITDA” of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if an opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We also include a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. We invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure.

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

•our allocable portion of compensation (including salaries, bonuses, and benefits), overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that performs duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates; provided, that such expenses shall exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator;

•all other expenses of the Company’s operations, administrations and transactions.

As our investment adviser prior to June 30, 2023, HPS agreed to advance all of our organization and offering expenses on our behalf through February 3, 2022, the date on which we broke escrow for our initial offering of Common Shares. On such date, the Company became obligated to reimburse HPS for such advanced expenses and HPS subsequently requested reimbursement of these expenses and was paid pursuant to the prior expense support agreement. After such date, we bear all such expenses, subject to the Expense Support Agreement. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of our NAV. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended March 31,
	2025	2024
Total investments, beginning of period	$16,071,078	$9,203,801
New investments purchased	2,520,468	1,418,820
Payment-in-kind interest and dividends capitalized	25,314	16,483
Net accretion of discount on investments	18,205	27,075
Net realized gain (loss) on investments	(19,886)	(9,949)
Investments sold or repaid	(314,255)	(850,253)
Total investments, end of period	$18,300,924	$9,805,977
The following table presents certain selected information regarding our investment portfolio:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.2%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	10.1%	10.4%
Weighted average yield on total portfolio, at amortized cost(2)	10.1%	10.3%
Weighted average yield on total portfolio, at fair value(2)	10.1%	10.3%
Number of portfolio companies	356	315
Weighted average EBITDA(3)	$223	$215
Weighted average loan-to-value (“LTV”) (4)	39%	40%
Percentage of performing debt investments bearing a floating rate, at fair value	99.4%	99.3%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.6%	0.7%
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

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$17,719,541	$17,820,394	96.69%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,648	27,030	0.15	35,984	31,340	0.19
Other secured debt	63,996	64,252	0.35	68,340	68,501	0.42
Unsecured debt	47,095	46,966	0.25	45,923	46,022	0.29
Structured finance investments	75,301	76,735	0.42	72,893	75,392	0.47
Investments in joint ventures	297,747	322,624	1.75	297,747	320,350	1.99
Equity investments	70,596	72,559	0.39	58,737	60,471	0.37
Total	$18,300,924	$18,430,560	100.00%	$16,071,078	$16,131,256	100.00%
As of March 31, 2025 and December 31, 2024, the Company had certain investments in nine and eight portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$17,962,936	99.42%	$15,671,885	99.30%
Non-accrual(2)	105,391	0.58	110,346	0.70
Total	$18,068,327	100.00%	$15,782,231	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 0.82% and 1.00% of amortized cost of total debt and income producing investments as of March 31, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	March 31, 2025	December 31, 2024
Aerospace and Defense	4.19%	3.47%
Alternative Energy	0.13	0.15
Asset Based Lending and Fund Finance	0.42	0.33
Automobiles and Parts	0.51	0.53
Chemicals	0.11	0.11
Construction and Materials	1.14	1.25
Consumer Services	4.05	4.41
Electricity	0.65	0.72
Electronic and Electrical Equipment	0.61	0.69
Finance and Credit Services	0.35	0.40
Food Producers	0.96	1.11
Gas, Water and Multi-utilities	0.22	0.27
General Industrials	2.39	2.34
Health Care Providers	9.78	10.98
Household Goods and Home Construction	0.02	0.04
Industrial Engineering	1.68	1.90
Industrial Metals and Mining	1.12	1.25
Industrial Support Services	11.22	12.03
Industrial Transportation	0.72	0.75
Investment Banking and Brokerage Services	4.98	4.35
Investments in Joint Ventures	1.75	1.99
Leisure Goods	0.00	0.01
Life Insurance	0.08	0.09
Media	4.37	4.89
Medical Equipment and Services	8.26	7.90
Non-life Insurance	3.86	3.90
Oil, Gas and Coal	0.41	0.46
Personal Care, Drug and Grocery Stores	2.69	3.02
Personal Goods	0.45	0.52
Pharmaceuticals and Biotechnology	5.35	3.75
Real Estate Investment and Services	0.48	0.54
Retailers	1.68	1.90
Software and Computer Services	21.29	20.14
Structured Finance	0.42	0.47
Technology Hardware and Equipment	0.33	0.36
Telecommunications Equipment	0.34	0.50
Telecommunications Service Providers	0.14	0.20
Travel and Leisure	2.85	2.28
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2025	December 31, 2024
United States	82.78%	84.40%
United Kingdom	7.41	6.02
Sweden	2.44	2.44
Australia	1.46	1.64
Spain	1.17	1.28
France	0.91	0.83
Austria	0.83	0.56
Italy	0.79	0.79
Germany	0.66	0.72
Canada	0.53	0.54
Czech Republic	0.31	—
Taiwan	0.26	0.29
Singapore	0.18	0.20
Norway	0.12	0.13
Belgium	0.08	0.09
Luxembourg	0.06	0.07
Netherlands	0.01	—
Total	100.00%	100.00%

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

As of March 31, 2025, the Company and COM have committed to contribute up to $550.0 million and $78.6 million, respectively, of capital to ULTRA III. As of March 31, 2025, the Company had contributed (net of returns of capital) $307.4 million and COM had contributed (net of returns of capital) $43.9 million of capital and $236.2 million and $33.7 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total senior secured debt investments at fair value	$1,088,602	$1,093,548
Number of portfolio companies	7	7
Weighted average yield on debt investments, at amortized cost(1)	10.1%	10.3%
Weighted average yield on debt investments, at fair value(1)	9.8%	10.1%
Percentage of performing debt investments bearing a floating rate, at fair value	100%	100%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of March 31, 2025 and December 31, 2024.

Results of Operations
The following table represents our operating results:

	Three Months Ended March 31,
	2025	2024
Total investment income	$444,134	$313,502
Total expenses	209,153	145,505
Net investment income before excise tax	234,981	167,997
Excise tax expense	293	(15)
Net investment income after excise tax	234,688	168,012
Net realized gain (loss)	(56,060)	(6,273)
Net change in unrealized appreciation (depreciation)	7,754	53,911
Net increase (decrease) in net assets resulting from operations	$186,382	$215,650
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$408,320	$291,764
Payment-in-kind interest income	24,099	18,030
Dividend Income	11,658	2,614
Other income	57	1,094
Total investment income	$444,134	$313,502
Total investment income increased to $444.1 million for the three months ended March 31, 2025 from $313.5 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $18,102.6 million as of March 31, 2025, from $9,799.2 million in the prior year. This was partially offset by a decline in benchmark interest rates during the three months ended March 31, 2025, as compared to the same period in the prior year. The increase in dividend income is primarily from ULTRA III, which was $10.5 million for the three months ended March 31, 2025, as compared to $1.8 million for the same period in the prior year. At March 31, 2025, the size of our investment portfolio at fair value was $18,430.6 million and our weighted average yield on debt and income producing securities at fair value was 10.1%.

For the three months ended March 31, 2025 and 2024, PIK income represented 5.7% and 6.0% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.
Expenses
Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$137,906	$86,093
Management fees	29,146	18,339
Income based incentive fee	33,728	25,565
Capital gains incentive fee	(6,038)	5,954
Shareholder servicing and/or distribution fees
Class D	684	497
Class F	5,766	4,309
Class S	994	184
Professional fees	1,665	756
Board of Trustees’ fees	162	149
Administrative service expenses	1,517	822
Other general & administrative	3,091	2,384
Amortization of continuous offering costs	532	453
Excise tax expense	293	(15)
Total expenses (including excise tax expense)	$209,446	$145,490
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $137.9 million for the three months ended March 31, 2025 from $86.1 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $7,896.7 million for the three months ended March 31, 2025 from $3,870.4 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) for the three months ended March 31, 2025 to 7.08% from 8.95% for the same period in the prior year.
Management Fees
Management fees increased to $29.1 million for the three months ended March 31, 2025 from $18.3 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee
Income based incentive fees increased to $33.7 million for the three months ended March 31, 2025 from $25.6 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.

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
Capital gains based incentive fees was $(6.0) million for the three months ended March 31, 2025, as compared to $6.0 million for the same period in the prior year due to net realized and unrealized losses incurred in the period, compared to net unrealized gains earned in the prior period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $7.0 million for the three months ended March 31, 2025, from $4.6 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2025, the Administrator charged $1.5 million, an increase from $0.8 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $7.4 million for the three months ended March 31, 2025 from $5.0 million for the same period in the prior year primarily due to an increase in shares outstanding.

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
For the three months ended March 31, 2025 and 2024, we incurred U.S. federal excise tax of $0.3 million and $(0.0) million, respectively.

Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Non-controlled/non-affiliated investments	$(19,886)	$(9,949)
Foreign currency forward contracts	(34,279)	167
Foreign currency transactions	(1,895)	3,509
Net realized gain (loss)	$(56,060)	$(6,273)
For the three months ended March 31, 2025, we generated net realized gains (losses) on investments of $(19.9) million, primarily driven by realized losses of $(18.2) million on the restructuring of two private debt investments (realized losses on ERC Topco Holdings, LLC of $(13.3) million and Galaxy US Opco Inc. of $(4.9) million) and net realized losses of $(2.5) million from the sale of syndicated loans, which were offset by realized gains of $0.8 million, primarily driven by the exit of an equity investment. We generated realized losses of $(34.3) million on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
Non-controlled/non-affiliated investments	$67,250	$19,345
Non-controlled/affiliated investments	(66)	(46)
Controlled/affiliated investments	2,274	6,688
Foreign currency forward contracts	(24,102)	12,494
Translation of assets and liabilities in foreign currencies	(37,602)	15,430
Net change in unrealized appreciation (depreciation)	$7,754	$53,911
For the three months ended March 31, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(27.1) million (excluding the impact of foreign currency) due to spread widening in the public credit markets and certain credit specific write-downs in the private portfolio, which was offset by foreign currency unrealized gains of $96.6 million on investments (included in unrealized gains on non-controlled/non-affiliated investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $(61.7) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
For the three months ended March 31, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, foreign debt and cash balances was $(1.2) million.
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

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.
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
As of March 31, 2025 and December 31, 2024, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, we had an aggregate amount of $8,985.1 million and $7,508.7 million, respectively, of principal debt outstanding and our asset coverage ratio was 207.3% and 216.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of March 31, 2025, taken together with our $2,262.9 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,520.6 million of syndicated loans and other liquid investments as of March 31, 2025, which could provide additional liquidity if necessary.
Although we have historically been able to obtain sufficient borrowing capacity, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2025, we had $434.3 million in cash and cash equivalents. During the three months ended March 31, 2025, cash used in operating activities was $2,027.5 million, primarily as a result of funding portfolio investments of $2,502.6 million and partially offset by proceeds from sale of investments and principal repayments of $296.4 million and other operating uses of $178.7 million. Cash provided by financing activities was $2,232.9 million during the period, primarily as a result of new share issuances related to $1,067.4 million of subscriptions and net borrowings (repayments) of $1,438.2 million.

Equity
The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	23,863,608	$610,430
Share transfers between classes	1,829,358	46,752
Distributions reinvested	909,066	23,261
Share repurchases	(5,971,419)	(152,092)
Early repurchase deduction	—	33
Net increase (decrease)	20,630,613	$528,384
CLASS D
Subscriptions	2,510,439	$64,125
Share transfers between classes	(1,592,453)	(40,704)
Distributions reinvested	517,550	13,232
Share repurchases	(1,332,224)	(33,932)
Early repurchase deduction	—	11
Net increase (decrease)	103,312	$2,732
CLASS F
Subscriptions	11,060,630	$282,609
Share transfers between classes	(114,603)	(2,928)
Distributions reinvested	1,988,277	50,831
Share repurchases	(917,886)	(23,379)
Early repurchase deduction	—	47
Net increase (decrease)	12,016,418	$307,180
CLASS S
Subscriptions	4,313,557	$110,234
Share transfers between classes	(122,302)	(3,120)
Distributions reinvested	179,651	4,593
Share repurchases	(42,689)	(1,087)
Early repurchase deduction	—	5
Net increase (decrease)	4,328,217	$110,625
Total net increase (decrease)	37,078,560	$948,921

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,309,134	$360,098
Share transfers between classes	53,163	1,333
Distributions reinvested	538,118	13,526
Share repurchases	(1,309,587)	(33,211)
Early repurchase deduction	—	—
Net increase (decrease)	13,590,828	$341,746
CLASS D
Subscriptions	3,843,517	$96,497
Share transfers between classes	116,731	2,927
Distributions reinvested	436,170	10,964
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	—
Net increase (decrease)	3,980,098	$99,830
CLASS F
Subscriptions	17,020,539	$428,057
Share transfers between classes	(226,825)	(5,691)
Distributions reinvested	1,748,096	43,940
Share repurchases	(621,324)	(15,757)
Early repurchase deduction	—	—
Net increase (decrease)	17,920,486	$450,549
CLASS S
Subscriptions	3,911,922	$98,389
Share transfers between classes	56,931	1,431
Distributions reinvested	22,956	578
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	3,991,809	$100,398
Total net increase (decrease)	39,483,221	$992,523

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
Total		$0.4800	$0.1650	$—	$0.6450	$80,646

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
Total		$0.4643	$0.1650	$—	$0.6293	$27,326

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
Total		$0.4485	$0.1650	$—	$0.6135	$112,232

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
Total		$0.4264	$0.1650	$—	$0.5914	$10,968
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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
(1)Distributions per share are net of shareholder servicing and/or distribution fees

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder, other than a shareholder that has “opted out” of the distribution reinvestment plan or who is located in a state that does not permit automatic enrollment in the distribution reinvestment plan, will have their distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6450	$80,646	$0.6293	$27,326	$0.6135	$112,232	$0.5914	$10,968
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6450	$80,646	$0.6293	$27,326	$0.6135	$112,232	$0.5914	$10,968

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
Share Repurchase Program

At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that the Company shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that the Company will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of shareholders for the Company to resume offering to repurchase at least the Baseline Repurchase Amount.
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
The following tables summarize the share repurchases completed during the three months ended March 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings

Our outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$522,873	$522,873	$277,127	$229,615
HLEND B Funding Facility(3)	1,250,000	755,323	755,323	494,677	325,915
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,397
HLEND D Funding Facility(3)	1,000,000	737,498	737,498	262,502	194,094
HLEND E Funding Facility(3)	1,000,000	701,927	701,927	298,073	135,593
Revolving Credit Facility(3)	1,625,000	956,956	956,956	668,044	668,044
November 2025 Notes(4)	170,000	170,000	169,538	—	—
November 2027 Notes(4)	155,000	155,000	154,390	—	—
March 2026 Notes(4)	276,000	276,000	275,844	—	—
March 2028 Notes(4)	124,000	124,000	123,797	—	—
September 2027 Notes(4)	75,000	75,000	75,454	—	—
September 2028 Notes(4)	250,000	250,000	251,880	—	—
January 2029 Notes(4)	550,000	550,000	541,966	—	—
September 2029 Notes(4)	400,000	400,000	398,833	—	—
January 2028 Notes(4)	750,000	750,000	747,175	—	—
April 2032 Notes(4)	500,000	500,000	498,371	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,086	—	—
2024 CLO Secured Notes(4)	400,000	400,000	377,612	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,009	—	—
Total	$11,248,000	$8,985,077	$8,942,032	$2,262,923	$1,584,658
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, we had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€25,500	£—
HLEND B Funding Facility	25,519		105,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		37,836	—
Revolving Credit Facility	2,500		257,763	225,692

(4)As of March 31, 2025, the carrying value of our Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of our Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(403)	$(59)
November 2027 Notes	(926)	316
March 2026 Notes	(800)	644
March 2028 Notes	(668)	465
September 2027 Notes	(484)	938
September 2028 Notes	(1,818)	3,698
January 2029 Notes	(9,897)	1,862
September 2029 Notes	(8,382)	7,215
January 2028 Notes	(10,845)	8,020
April 2032 Notes	(13,366)	11,737
2023 CLO Secured Notes	(2,914)	—
2024 CLO Secured Notes	(22,387)	—
2025 CLO Secured Debt	(4,991)	—
Total	$(77,881)	$34,836

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, we had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	34,413	€—	£12,929
HLEND B Funding Facility	25,519		3,352	90,347
HLEND D Funding Facility	—		42,513	—
Revolving Credit Facility	62,500		457,831	212,692
(4)As of December 31, 2024, the carrying value of our Unsecured Notes, 2023 CLO Secured Notes and 2024 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of our Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(562)	$(36)
November 2027 Notes	(1,013)	(335)
March 2026 Notes	(1,007)	(127)
March 2028 Notes	(723)	(1,288)
September 2027 Notes	(533)	182
September 2028 Notes	(1,947)	58
January 2029 Notes	(10,367)	(8,739)
September 2029 Notes	(8,721)	(1,225)
2023 CLO Secured Notes	(2,982)	—
2024 CLO Secured Notes	(23,718)	—
Total	$(51,573)	$(11,510)
A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of March 31, 2025, is as follows:

	March 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$522,873	$—	$522,873	$—	$—
HLEND B Funding Facility	755,323	—	—	755,323	—
HLEND C Funding Facility	487,500	—	—	—	487,500
HLEND D Funding Facility	737,498	—	737,498	—	—
HLEND E Funding Facility	701,927	—	—	701,927	—
Revolving Credit Facility	956,956	—	58,200	898,756	—
November 2025 Notes	170,000	170,000	—	—	—
November 2027 Notes	155,000	—	155,000	—	—
March 2026 Notes	276,000	276,000	—	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000
Total	$8,985,077	$446,000	$2,422,571	$3,556,006	$2,560,500

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $2,370.3 million and $2,128.7 million, respectively.

Other Commitments and Contingencies
As of March 31, 2025 and December 31, 2024, $236.2 million and $236.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any material pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement
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
Recent Developments
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.
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
As of March 31, 2025, 99.4% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$539,744	$(264,677)	$275,067
Up 200 basis points	$359,829	$(176,451)	$183,378
Up 100 basis points	$179,915	$(88,226)	$91,689
Down 100 basis points	$(179,915)	$88,226	$(91,689)
Down 200 basis points	$(358,837)	$176,451	$(182,386)
Down 300 basis points	$(535,307)	$264,677	$(270,630)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 24, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 24, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as described and as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Share Repurchases

We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that the Company shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that the Company will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of shareholders for the Company to resume offering to repurchase at least the Baseline Repurchase Amount.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

The following table sets forth information regarding repurchases of our common shares during the three months ended March 31, 2025 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 3, 2025	March 4, 2025	$25.47	8,264,218	2.42%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Seventh Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

4.1
Third Supplemental Indenture, dated as of January 14, 2025, relating to the 5.450% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.2
Fourth Supplemental Indenture, dated as of January 14, 2025, relating to the 5.950% Notes due 2032, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

10.1
Commitment Increase Agreement, dated as of January 24, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as the assuming lender, and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 28, 2025).

10.2
Placement Agency Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and J.P. Morgan Securities LLC, as Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.3
Indenture and Security Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.4
Collateral Management Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.5
Amended and Restated Sale and Contribution Agreement, dated as of March 5, 2025, by and among the Company, as Seller, HLEND CLO 2025-3 Investments, LLC, as Intermediate Seller, and HLEND CLO 2025-3, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.6
Credit Agreement, dated as of March 5, 2025, by and among HLEND CLO 2025-3, LLC, as Issuer, the Class A Lenders party thereto and U.S. Bank Trust Company, National Association, as Collateral Trustee and as Loan Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.7
Third Amendment to Loan and Security Agreement, dated as of April 17, 2025, among the Company, as equityholder and as collateral manager, HLEND Holdings E, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as document custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on April 21, 2025).

10.8
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated April 29, 2025, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 1, 2025).

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

HPS Corporate Lending Fund

May 14, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 14, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer