Form 10-Q
period 2025-06-30
HPS Corporate Lending Fund
filed 2025-08-13
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 8, 2025 was 26,202,908, 155,405,241, 46,292,553 and 211,710,852 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $20,074,071 and $15,753,920 at June 30, 2025 and December 31, 2024, respectively)	$20,346,151	$15,790,937
Non-controlled/affiliated investments (amortized cost of $86,086 and $19,411 at June 30, 2025 and December 31, 2024, respectively)	86,662	19,969
Controlled/affiliated investments (amortized cost of $303,997 and $297,747 at June 30, 2025 and December 31, 2024, respectively)	323,788	320,350
Total investments at fair value (amortized cost of $20,464,154 and $16,071,078 at June 30, 2025 and December 31, 2024, respectively)	20,756,601	16,131,256
Cash and cash equivalents	355,620	228,899
Interest receivable from non-controlled/non-affiliated investments	157,911	140,686
Interest receivable from non-controlled/affiliated investments	199	—
Dividend receivable from non-controlled/non-affiliated investments	23	68
Deferred financing costs	47,702	41,633
Deferred offering costs	532	915
Derivative assets, at fair value (Note 6)	59,800	43,003
Receivable for investments	18,143	32,428
Other assets	95	10,851
Total assets	$21,396,626	$16,629,739
LIABILITIES
Debt (net of unamortized debt issuance costs of $84,654 and $51,573 at June 30, 2025 and December 31, 2024, respectively)	$9,991,929	$7,445,580
Payable for investments purchased	113,454	75,489
Interest payable	144,688	104,735
Derivative liabilities, at fair value (Note 6)	66,149	11,510
Due to affiliates	9,578	13,881
Distribution payable (Note 9)	89,857	71,896
Payable for share repurchases (Note 9)	186,568	110,784
Management fees payable (Note 3)	11,186	9,377
Income based incentive fees payable (Note 3)	38,163	32,014
Capital gains incentive fees payable (Note 3)	—	12,950
Shareholder servicing and/or distribution fees payable	2,825	2,456
Accrued expenses and other liabilities	59,316	5,135
Total liabilities	10,713,713	7,895,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (423,617,904 and 341,366,636 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	4,236	3,414
Additional paid in capital	10,615,569	8,521,659
Distributable earnings (loss)	63,108	208,859
Total net assets	10,682,913	8,733,932
Total liabilities and net assets	$21,396,626	$16,629,739

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$3,771,423	$2,717,857
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	149,550,411	106,227,563
Net asset value per share	$25.22	$25.59
Class D Shares:
Net assets	$1,118,496	$1,103,246
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	44,352,896	43,120,380
Net asset value per share	$25.22	$25.59
Class F Shares:
Net assets	$5,168,508	$4,506,823
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	204,951,576	176,150,014
Net asset value per share	$25.22	$25.59
Class S Shares:
Net assets	$624,486	$406,006
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	24,763,021	15,868,679
Net asset value per share	$25.22	$25.59

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$465,696	$303,580	$873,707	$595,344
Payment-in-kind interest income	24,584	16,910	48,683	34,940
Dividend income	1,206	973	2,353	1,768
Other income	472	3,170	529	4,264
From non-controlled/affiliated investments:
Interest income	160	—	469	—
Payment-in-kind interest income	152	—	152	—
From controlled/affiliated investments:
Dividend income	13,102	6,626	23,613	8,445
Total investment income	505,372	331,259	949,506	644,761
Expenses:
Interest expense	157,517	88,668	295,423	174,761
Management fees	32,623	21,207	61,769	39,546
Income based incentive fee	38,163	27,025	71,891	52,590
Capital gains incentive fee	(6,912)	3,573	(12,950)	9,528
Shareholder servicing and/or distribution fees
Class D	699	560	1,383	1,057
Class F	6,319	4,724	12,085	9,033
Class S	1,260	412	2,254	596
Professional fees	1,651	843	3,316	1,599
Board of Trustees’ fees	152	151	314	300
Administrative service expenses (Note 3)	1,240	847	2,757	1,669
Other general & administrative	3,333	2,410	6,424	4,793
Amortization of continuous offering costs	400	363	932	816
Total expenses	236,445	150,783	445,598	296,288
Net investment income before excise tax	268,927	180,476	503,908	348,473
Excise tax expense	3,152	569	3,445	554
Net investment income after excise tax	265,775	179,907	500,463	347,919
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(27,420)	(1,525)	(47,306)	(11,474)
Foreign currency forward contracts	(70,095)	(2,821)	(104,374)	(2,654)
Foreign currency transactions	1,337	5,612	(558)	9,121
Net realized gain (loss)	(96,178)	1,266	(152,238)	(5,007)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	166,678	19,374	233,928	38,719
Non-controlled/affiliated investments	1,219	420	1,153	374
Controlled/affiliated investments	(5,086)	6,234	(2,812)	12,922
Foreign currency forward contracts	(85,050)	4,754	(109,152)	17,248
Translation of assets and liabilities in foreign currencies	(90,177)	(3,458)	(127,779)	11,972
Net change in unrealized appreciation (depreciation)	(12,416)	27,324	(4,662)	81,235
Net realized and change in unrealized gain (loss)	(108,594)	28,590	(156,900)	76,228
Net increase (decrease) in net assets resulting from operations	$157,181	$208,497	$343,563	$424,147
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$265,775	$179,907	$500,463	$347,919
Net realized gain (loss)	(96,178)	1,266	(152,238)	(5,007)
Net change in unrealized appreciation (depreciation)	(12,416)	27,324	(4,662)	81,235
Net increase (decrease) in net assets resulting from operations	157,181	208,497	343,563	424,147
Distributions to common shareholders:
Class I	(93,712)	(48,883)	(174,358)	(88,567)
Class D	(27,865)	(22,251)	(55,191)	(42,269)
Class F	(122,681)	(91,600)	(234,913)	(176,171)
Class S	(13,883)	(4,521)	(24,851)	(6,575)
Net decrease in net assets resulting from distributions	(258,141)	(167,255)	(489,313)	(313,582)
Share transactions:
Class I:
Proceeds from shares sold	614,935	374,949	1,225,365	735,047
Share transfers between classes	35,786	1,115	82,538	2,448
Distributions reinvested	29,117	13,283	52,378	26,809
Repurchased shares, net of early repurchase deduction	(103,994)	(22,768)	(256,053)	(55,979)
Net increase (decrease) from share transactions	575,844	366,579	1,104,228	708,325
Class D:
Proceeds from shares sold	73,000	81,825	137,125	178,322
Share transfers between classes	(35,128)	13,549	(75,832)	16,476
Distributions reinvested	12,843	10,301	26,075	21,265
Repurchased shares, net of early repurchase deduction	(22,035)	20	(55,956)	(10,538)
Net increase (decrease) from share transactions	28,680	105,695	31,412	205,525
Class F:
Proceeds from shares sold	427,197	229,852	709,806	657,909
Share transfers between classes	(1,147)	(14,664)	(4,075)	(20,355)
Distributions reinvested	55,337	40,181	106,168	84,121
Repurchased shares, net of early repurchase deduction	(55,924)	(33,361)	(79,256)	(49,118)
Net increase (decrease) from share transactions	425,463	222,008	732,643	672,557
Class S:
Proceeds from shares sold	114,250	102,658	224,484	201,047
Share transfers between classes	489	—	(2,631)	1,431
Distributions reinvested	5,700	1,863	10,293	2,441
Repurchased shares, net of early repurchase deduction	(4,616)	5	(5,698)	5
Net increase (decrease) from share transactions	115,823	104,526	226,448	204,924
Total increase (decrease) in net assets	1,044,850	840,050	1,948,981	1,901,896
Net assets, beginning of period	9,638,063	6,247,210	8,733,932	5,185,364
Net assets, end of period	$10,682,913	$7,087,260	$10,682,913	$7,087,260

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$343,563	$424,147
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(232,269)	(52,015)
Net realized (gain) loss on investments	47,306	11,474
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	109,152	(17,248)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	129,339	(13,913)
Net accretion of discount and amortization of premium, net	(36,197)	(47,986)
Amortization of deferred financing costs	5,188	4,371
Amortization of original issue discount and debt issuance costs	9,836	3,247
Amortization of offering costs	932	816
Payment-in-kind interest capitalized	(47,475)	(34,077)
Payment-in-kind dividends capitalized	(2,317)	(954)
Purchases of investments	(5,127,501)	(3,018,927)
Proceeds from sale of investments and principal repayments	773,108	1,309,690
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(17,225)	(12,664)
Interest receivable from non-controlled/affiliated investments	(199)	—
Dividend receivable from non-controlled/non-affiliated investments	45	56
Receivable for investments	14,285	91,122
Other assets	10,756	(18,401)
Payable for investments purchased	37,965	4,566
Interest payable	39,953	18,981
Due to affiliates	(4,303)	(1,847)
Management fees payable	1,809	1,738
Income based incentive fees payable	6,149	6,678
Capital gains incentive fees payable	(12,950)	9,528
Shareholder servicing and/or distribution fees payable	369	431
Accrued expenses and other liabilities	54,181	(938)
Net cash provided by (used in) operating activities	(3,896,500)	(1,332,125)
Cash flows from financing activities:
Borrowings on debt	8,284,950	3,062,601
Repayments of debt	(5,906,169)	(2,963,128)
Deferred financing costs paid	(11,257)	(8,642)
Debt issuance costs paid	(42,917)	(48,543)
Deferred offering costs paid	(549)	(1,514)
Proceeds from issuance of Common Shares	2,296,780	1,772,325
Common Shares repurchased, net of early repurchase deduction	(321,179)	(123,000)
Distributions paid in cash	(276,438)	(195,619)
Net cash provided by (used in) financing activities	4,023,221	1,494,480
Net increase (decrease) in cash and cash equivalents	126,721	162,355
Cash and cash equivalents, beginning of period	228,899	188,775
Cash and cash equivalents, end of period	$355,620	$351,130

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$240,446	$148,162
Taxes paid during the period	$5,428	$1,522
Distribution payable	$89,857	$58,234
Share repurchases accrued but not paid	$186,568	$56,104
Reinvestment of distributions during the period	$194,914	$134,636
Non-cash purchases of investments	$60,560	$3,045
Non-cash sales of investments	$(60,560)	$(3,045)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt - Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		$11,100	$(25)	$—
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.28%	10/28/2031		81,286	81,102	81,486
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.16%	8/22/2028	AUD	3,614	2,435	2,378
Asdam Operations Pty Ltd (4)(5)(6)(8)	B +	5.50%	9.16%	8/22/2028	AUD	5,421	2,247	2,378
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.50%	9.16%	8/22/2028	AUD	41,558	28,100	27,349
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	9.41%	5/3/2028		17,561	7,762	8,000
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.36%	5/3/2029		40,801	40,009	41,209
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.37%	5/3/2029		3,065	3,021	3,096
Carbon Topco, Inc. (4)(6)(9)	SF +	6.00%	10.33%	5/1/2030		11,985	868	878
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.28%	11/1/2030		71,930	70,651	70,600
Fastener Distribution Holdings, LLC (4)(6)(9)				11/4/2031		28,345	(270)	(226)
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	9.05%	11/4/2031		75,443	74,759	74,842
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(96)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.32%	1/9/2030		36,863	36,140	36,862
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.32%	1/9/2030		7,761	7,652	7,761
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.31%	1/9/2030		8,704	8,622	8,704
Goat Holdco LLC (5)(7)	SF +	3.00%	7.33%	1/27/2032		12,052	11,927	12,086
RH Buyer, Inc. (4)(6)(10)	SF +	6.50%	10.93%	1/17/2031		13,792	5,262	5,280
RH Buyer, Inc. (4)(10)	SF +	6.50%	10.88%	1/17/2031		118,823	116,622	116,782
Tex-Tech Industries, Inc. (4)(6)(9)				1/13/2031		18,094	(174)	(217)
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.32%	1/13/2031		17,192	5,644	5,596
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.31%	1/13/2031		81,217	80,469	80,242
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		18,107	(406)	(404)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		27,161	(609)	(606)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		13,777	(307)	(308)
Valence Surface Technologies LLC (4)(10)	SF +	8.25% (incl 6.50%PIK)	12.57%	6/13/2031		152,101	148,707	148,705
West Star Aviation Acquisition, LLC (4)(6)(9)				5/20/2032		11,127	(83)	(82)
West Star Aviation Acquisition, LLC (4)(6)(9)	SF +	4.50%	8.80%	5/20/2032		7,418	1,429	1,429
West Star Aviation Acquisition, LLC (4)(9)	SF +	4.50%	8.80%	5/20/2032		53,038	52,646	52,646
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(484)	—
WP CPP Holdings, LLC (4)(10)	SF +	7.25% (incl 4.00% PIK)	11.57%	11/30/2029		203,632	200,226	207,265
							983,846	993,731	9.30%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(16)	SF +	10.00%	14.40%	11/9/2026		12,830	12,714	11,622
Braya Renewable Fuels (Newfoundland) LP (4)(5)(16)	SF +	10.00%	14.40%	11/9/2026		984	974	892
Braya Renewable Fuels (Newfoundland) LP (4)(5)(16)	SF +	10.00%	14.40%	11/9/2026		10,736	10,621	9,726
Braya Renewable Fuels (Newfoundland) LP (4)(5)(16)	SF +	10.00%	14.40%	11/9/2026		976	967	884
							25,276	23,124	0.22%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl(4)(5)(6)(10)	E +	5.50%	7.62%	2/13/2032	EUR	65,158	28,248	31,613
							28,248	31,613	0.30%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.50%	6.83%	5/6/2030		10,670	10,628	10,653
Clarios Global LP (7)	SF +	2.75%	7.08%	1/28/2032		5,366	5,360	5,378
Foundation Automotive US Corp (4)(7)(20)	SF +	7.75% PIK		12/24/2027		4,755	4,714	1,780
Foundation Automotive Corp (4)(5)(7)(20)	SF +	7.75% PIK		12/24/2027		15,156	15,032	5,675
Foundation Automotive US Corp (4)(7)(20)	SF +	7.75% PIK		12/24/2027		16,753	16,545	6,273
Foundation Automotive US Corp (4)(6)(7)(20)	SF +	7.75%		12/24/2027		2,701	1,507	1,621

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.07%	2/8/2027	38,187		38,056	38,187
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.07%	2/8/2027	8,017		7,990	8,017
Tenneco Inc (8)	SF +	5.00%	9.42%	11/17/2028	8,000		7,864	7,826
							107,696	85,410	0.80%
Chemicals
Fortis 333 Inc (7)	SF +	3.50%	7.80%	3/27/2032	2,941		2,934	2,944
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.33%	12/31/2029	24,977		24,776	25,082
							27,710	28,026	0.26%
Construction and Materials
Eco Material Technologies Inc (7)	SF +	3.25%	7.47%	2/12/2032	10,030		9,986	10,103
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028	EUR	1,117	(21)	(255)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	8.41%	8/30/2028	EUR	66,631	71,101	63,298
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.28%	7/10/2031	123,371		122,297	124,355
Hobbs & Associates LLC (7)	SF +	2.75%	7.08%	7/23/2031	15,435		15,378	15,459
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	8.97%	12/6/2027	1,046		1,057	1,046
NRO Holdings III Corp. (4)(6)(9)				7/15/2031	214		(4)	—
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.57%	7/15/2030	100		13	14
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.51%	7/15/2031	681		669	680
							220,476	214,700	2.01%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	7.31% (incl 4.06% PIK)	11.55%	3/21/2028	AUD	57,807	36,832	33,703
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.06%	5/25/2027	SGD	45,400	33,076	35,174
American Academy Holdings, LLC (4)(18)	SF +	9.75% (incl 5.25% PIK)	14.19%	6/30/2027	57,651		57,651	56,915
Auctane Inc (4)(9)	SF +	5.75%	10.14%	10/5/2028	24,250		24,250	22,641
Citrin Cooperman Advisors LLC (6)(7)				4/1/2032	877		(10)	1
Citrin Cooperman Advisors LLC (7)	SF +	3.00%	7.30%	4/1/2032	13,599		13,457	13,611
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027	39,133		38,631	39,031
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027	12,441		12,334	12,408
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.95%	6/16/2027	25,457		25,311	25,391
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.95%	6/16/2027	76,924		70,613	70,939
Corporation Service Company (8)	SF +	2.00%	6.33%	11/2/2029	1,624		1,594	1,625
Ensemble RCM LLC (7)	SF +	3.00%	7.28%	8/1/2029	11,637		11,581	11,696
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.43%	4/30/2027	46,513		46,340	46,590
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.43%	4/30/2027	26,123		26,023	26,166
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.63%	4/9/2029	24,867		24,444	24,444
ImageFIRST Holdings, LLC (4)(7)	SF +	3.25%	7.57%	3/12/2032	4,667		4,655	4,673
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.57%	12/14/2029	18,334		18,128	18,334
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.57%	12/14/2029	1,634		1,614	1,634
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.55%	12/14/2029	4,013		1,097	1,147
KUEHG Corp. (5)(7)	SF +	3.25%	7.55%	6/12/2030	2,374		2,369	2,378
Learning Care Group, Inc. (8)	SF +	4.00%	8.28%	8/11/2028	1,965		1,947	1,966
LHS Borrower LLC (8)	SF +	4.75%	9.18%	2/16/2029	6,840		6,804	6,304
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.43%	3/12/2029	31,323		31,174	31,420
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.27%	3/12/2029	46,098		45,293	46,242
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.41%	3/12/2029	12,326		12,258	12,365
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.80%	5/18/2029	14,962		14,788	13,122
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.05%	7/25/2028	21,211		20,992	21,250
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.05%	7/25/2028	15,740		15,578	15,769
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.05%	7/25/2028	103,728		102,632	103,918
Spotless Brands, LLC (4)(6)(10)	SF +	5.75%	10.08%	7/25/2028	5,175		3,053	3,105
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	9.80%	7/25/2028	30,978		21,189	21,261

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.44%	6/18/2029	400		398	400
Thrasio LLC (4)(7)(20)	SF +	10.00% PIK		6/18/2029	1,055		1,029	805
TruGreen Limited Partnership (9)	SF +	4.00%	8.43%	11/2/2027	8,442		8,390	8,031
							735,515	734,459	6.88%
Electricity
Cogentrix Finance Holdco I LLC (7)	SF +	2.75%	7.08%	2/26/2032	5,758		5,738	5,775
Cricket Valley Energy Center LLC (4)(19)	SF +	5.00%	9.30%	6/26/2030	79,100		77,128	77,127
Hamilton Projects Acquiror LLC (7)	SF +	3.00%	7.33%	5/30/2031	20,301		20,249	20,394
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	26,998		26,617	25,650
IP Operations II Investco, LLC (4)(16)	SF +	5.50%	9.67%	6/26/2029	25,810		25,399	25,701
Sunzia UpperCo LLC (4)(17)	SF +	5.00%	9.30%	12/31/2025	25,000		25,000	25,000
							180,131	179,647	1.68%
Electronic and Electrical Equipment
Dwyer Instruments Inc(4)(6)(9)				7/20/2029	13,403		(125)	(106)
Dwyer Instruments Inc(4)(6)(9)	SF +	4.75%	9.05%	7/20/2029	19,177		2,484	2,499
Dwyer Instruments Inc(4)(9)	SF +	4.75%	9.05%	7/20/2029	111,890		110,911	111,003
							113,270	113,396	1.06%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	7.75% PIK	12.21%	2/9/2028	24,068		23,948	24,068
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	9,878		9,772	9,878
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	4,814		4,716	4,862
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.33%	4/21/2028	4,203		1,025	1,146
Yes Energy LLC (4)(10)	SF +	5.00%	9.33%	4/21/2028	25,683		25,335	25,683
							64,796	65,637	0.61%
Food Producers
Alpine US Bidco LLC (7)	SF +	3.50%	7.82%	12/23/2030	9,490		9,457	9,539
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.43%	2/12/2029	11,279		4,950	5,075
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.43%	2/12/2029	88,440		87,432	88,440
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	23,763		(351)	(345)
SW Ingredients Holdings, LLC (4)(6)(9)	SF +	5.00%	9.33%	5/2/2030	32,714		9,756	9,756
SW Ingredients Holdings, LLC (4)(9)	SF +	5.00%	9.33%	5/2/2030	192,479		189,683	189,686
Sugar PPC Buyer LLC (4)(6)(10)	SF +	5.25%	9.57%	10/2/2030	14,474		4,209	4,342
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.55%	10/2/2030	16,334		16,050	16,334
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.50%	10/2/2030	58,802		57,809	58,802
							378,995	381,629	3.57%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	816		799	786
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.15%	8/13/2027	39,535		39,208	39,535
							40,007	40,321	0.38%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	8.05%	12/23/2031	6,176		6,118	6,116
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.08%	12/11/2028	28,542		28,263	24,363
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.32%	11/8/2029	73,407		72,075	72,860
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.07%	1/3/2030	EUR	13,567	14,435	15,930
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	8.07%	1/3/2030	EUR	73,032	77,703	85,749
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.79%	1/3/2030	EUR	30,058	30,193	35,291
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.79%	1/3/2030	EUR	26,300	26,419	30,880
Clydesdale Acquisition Holdings Inc (8)	SF +	3.18%	7.50%	4/13/2029	7,576		7,560	7,569
Formerra, LLC (4)(10)	SF +	7.25%	11.70%	11/1/2028	4,187		4,109	4,115

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Formerra, LLC (4)(6)(10)				11/1/2028	12,031		(217)	(207)
Formerra, LLC (4)(10)	SF +	7.25%	11.70%	11/1/2028	104,085		102,160	102,291
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	12,054		11,994	10,100
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	50,303		49,913	42,147
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	4,434		4,412	3,715
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	13,343		13,277	11,180
							448,414	452,099	4.23%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	7.75%	8/10/2029	CAD	23,803	10,231	10,757
123Dentist Inc (4)(5)(9)	C +	5.00%	7.75%	8/10/2029	CAD	56,482	43,205	41,518
AB Centers Acquisition Corporation (4)(9)	SF +	5.00%	9.32%	7/2/2031	157,813		155,783	159,391
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.00%	9.32%	7/2/2031	28,789		9,954	10,638
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	16,655		(214)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.00%	9.33%	7/2/2031	53,110		52,708	53,641
Aspen Dental Management Inc. (ADMI Corp) (8)	SF +	3.75%	8.19%	12/23/2027	3,285		3,238	3,141
Aspen Dental Management Inc. (ADMI Corp) (7)	SF +	5.75%	10.08%	12/23/2027	850		855	826
AthenaHealth Group Inc. (8)	SF +	2.75%	7.08%	2/15/2029	18,130		17,988	18,132
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028	41,092		40,724	38,314
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.56%	6/11/2027	9,968		9,930	8,922
Charlotte Buyer Inc (8)	SF +	4.25%	8.56%	2/11/2028	24,937		24,168	24,971
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.82%	3/15/2027	2,993		1,978	1,977
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	122,167		121,472	121,431
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.82%	3/15/2027	15,673		15,584	15,578
ERC Topco Holdings, LLC (4)(6)(7)(20)	SF +	5.50%		3/31/2030	1,561		1,009	1,115
ERC Topco Holdings, LLC (4)(7)(20)	SF +	6.50% PIK		3/31/2030	7,055		7,055	7,055
FC Compassus LLC (4)(6)(9)	SF +	5.50% (incl 1.25% PIK)	9.83%	11/26/2030	15,817		1,547	1,584
FC Compassus LLC (4)(6)(9)(24)	SF +	6.65% (incl 1.73% PIK)	10.98%	11/26/2030	128		13	13
FC Compassus LLC (4)(9)(24)	SF +	6.69% (incl 1.74% PIK)	11.01%	11/26/2030	1,174		1,158	1,160
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127		(258)	(226)
FC Compassus LLC (4)(9)	SF +	5.50% (incl 1.25% PIK)	9.83%	11/26/2030	145,833		143,864	144,106
Indigo Purchaser, Inc. (4)(6)(9)	SF +	5.00%	9.30%	11/21/2031	25,608		1,118	1,741
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478		(239)	—
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.30%	11/21/2031	111,830		110,299	112,949
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.30%	11/24/2031	58,958		58,371	58,664
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700		(107)	(58)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.30%	11/24/2031	89,775		88,952	89,327
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031	13,909		(223)	(111)
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.83%	2/13/2031	154,133		152,139	152,902
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.83%	2/13/2031	53,997		18,233	18,760
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.83%	2/13/2031	22,319		21,917	22,141
Medline Borrower LP (8)	SF +	2.25%	6.58%	10/23/2028	14,984		14,897	15,018
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	9.05%	6/3/2030	44,090		43,332	43,651
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	9.05%	6/3/2030	14,697		14,444	14,550
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032		(79)	(39)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160		(87)	(91)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	9.05%	6/3/2030	16,563		16,413	16,398
Phoenix Newco Inc (8)	SF +	2.50%	6.83%	11/15/2028	16,632		16,567	16,655

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.58%	3/14/2028	9,117		9,040	9,117
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.42%	3/14/2028	26,606		26,358	26,606
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.08%	8/31/2029	41,876		41,414	41,479
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	4,746		(56)	(45)
Precision Medicine Group, LLC (9)	SF +	3.00%	7.43%	11/18/2027	7,958		7,899	7,965
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.95%	12/17/2027	3,882		3,846	3,882
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.95%	12/17/2027	20,363		20,187	20,363
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,413		(8)	1
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.58%	11/19/2031	19,731		19,615	19,739
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.53%	12/4/2031	5,004		4,965	5,016
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695		2,712	2,693
Tivity Health Inc (4)(9)	SF +	5.00%	9.33%	6/28/2029	129,169		127,591	129,169
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.00%	7/18/2031	13,501		13,303	13,425
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.08%	7/17/2028	32,341		32,015	31,993
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.03%	7/17/2028	26,145		25,882	25,864
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.03%	7/17/2028	42,632		42,183	42,174
Vaxcare Intermediate II LLC (4)(6)(8)				6/17/2032	11,986		(119)	(119)
Vaxcare Intermediate II LLC (4)(8)	SF +	4.50%	8.81%	6/17/2032	59,706		59,112	59,112
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	13,613		13,341	13,374
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	56,433		55,468	55,442
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	8,342		8,195	8,195
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2032	15,932		15,643	15,652
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.55%	12/31/2029	135,630		133,873	133,376
							1,880,398	1,890,974	17.70%
Household Goods and Home Construction
Hunter Douglas Inc (7)	SF +	3.25%	7.55%	1/17/2032	2,294		2,284	2,289
SWF Holdings I Corp (6)(10)				12/19/2029	94		—	—
SWF Holdings I Corp (10)	SF +	4.50%	8.83%	12/19/2029	73		70	73
SWF Holdings I Corp (10)	SF +	4.00%	8.44%	10/6/2028	667		630	514
							2,984	2,876	0.03%
Industrial Engineering
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.83%	10/2/2029	19,579		19,231	19,579
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.80%	4/3/2028	13,271		3,811	3,981
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.80%	4/2/2029	151,493		148,778	151,493
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.05%	11/22/2029	20,395		19,991	20,380
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.07%	12/27/2031	17,051		4,074	4,060
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.05%	12/27/2031	8,731		4,145	4,135
Rotation Buyer, LLC (4)(9)	SF +	4.75%	9.05%	12/27/2031	66,374		65,759	65,684
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	8.43%	12/1/2027	EUR	4,835	5,060	4,614
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50%	10.98%	12/1/2027	1,000		929	763
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	10.93%	12/1/2027	12,277		12,166	10,129
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	8.43%	12/1/2027	EUR	8,516	9,536	8,126
TK Elevator US Newco Inc (5)(8)	SF +	3.00%	7.24%	4/30/2030	14,993		14,849	15,049
Wec US Holdings Inc (7)	SF +	2.25%	6.57%	1/27/2031	9,925		9,863	9,939
							318,192	317,932	2.98%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.78%	7/31/2029	119,827		115,518	115,584
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	8.69%	7/31/2029	EUR	25,283	26,383	28,738

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.78%	7/31/2029	10,245		904	941
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.30%	4/10/2029	58,812		57,688	57,897
Star Holding LLC (7)	SF +	4.50%	8.83%	7/31/2031	4,264		4,243	4,076
							204,736	207,236	1.94%
Industrial Support Services
AI Circle Bidco Limited (4)(5)(10)	E +	5.75%	8.19%	2/8/2031	EUR	6,374	6,734	7,284
AI Circle Bidco Limited (4)(5)(10)	E +	5.75%	8.23%	2/8/2031	EUR	44,620	46,536	50,990
AI Circle Bidco Limited (4)(5)(6)(10)	E +	5.75%	8.19%	2/8/2031	EUR	66,803	21,765	21,799
Allied Universal Holdco LLC (8)	SF +	3.75%	8.18%	5/12/2028	14,886		14,815	14,974
Argos Health Holdings, Inc. (4)(9)	SF +	5.75%	10.03%	12/6/2027	643		638	642
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.25% (incl 4.00% PIK)	12.53%	10/31/2029	119,079		117,056	116,380
Atlas Intermediate III, L.L.C. (4)(6)(10)	SF +	7.50%	11.81%	10/31/2029	13,445		2,177	2,116
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660		(153)	(161)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.33%	12/5/2031	74,003		72,642	72,562
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(369)	(325)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.83%	1/14/2030	18,189		7,421	7,430
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.83%	1/14/2030	149,202		146,130	146,207
Azalea Topco, Inc. (7)	SF +	3.25%	7.58%	4/30/2031	11,919		11,844	11,955
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(76)	—
Captive Resources Midco LLC (4)(9)	SF +	4.50%	8.83%	7/2/2029	91,753		90,745	91,753
Chartis Group LLC (4)(9)	SF +	4.50%	8.81%	9/17/2031	81,388		80,665	82,201
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040		(236)	250
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(129)	—
Core & Main LP (5)(7)	SF +	2.00%	6.27%	2/9/2031	1,817		1,817	1,823
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736		(248)	107
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(212)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.58%	10/1/2029	79,876		78,473	80,674
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423		(35)	44
Currahee Borrower Sub LLC (6)(7)				3/31/2032	2,189		(11)	(5)
Currahee Borrower Sub LLC (7)	SF +	4.00%	8.30%	3/31/2032	9,458		9,412	9,435
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	5.75%	10.03%	12/6/2027	804		797	803
EIS Legacy Holdco, LLC (4)(6)(9)	SF +	4.50%	8.76%	11/5/2031	30,682		5,846	5,892
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(116)	(103)
EIS Legacy Holdco, LLC (4)(9)	SF +	4.50%	8.76%	11/5/2031	64,110		63,529	63,599
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,123		(141)	(141)
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.80%	3/12/2031	24,481		24,236	24,236
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.80%	3/12/2031	14,390		14,130	14,247
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(152)	(85)
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.83%	3/12/2031	100,672		99,034	99,667
Guidehouse Inc. (4)(9)	SF +	5.00% (incl 2.00% PIK)	9.33%	12/16/2030	189,852		187,963	189,323
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(103)	—
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.28%	9/22/2028	88,456		88,061	88,456
Madison IAQ LLC (8)	SF +	2.50%	6.76%	6/21/2028	1,247		1,214	1,249
Madison IAQ LLC (8)	SF +	3.25%	7.51%	5/6/2032	13,860		13,673	13,914
Madison Safety & Flow LLC (7)	SF +	2.75%	7.08%	9/26/2031	4,158		4,150	4,171
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.95%	11/6/2028	2,876		2,862	2,362
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.95%	11/6/2028	3,308		3,270	2,717
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.93%	11/6/2028	21,010		20,932	17,253
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.33%	11/17/2031	3,152		3,130	3,161
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800		(575)	(429)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125		(279)	(224)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.56%	9/10/2030	101,112		99,361	99,704
PEX Holdings LLC (7)	SF +	2.75%	6.97%	11/26/2031	14,963		14,928	14,995
PG Polaris BidCo Sarl (5)(7)	SF +	2.75%	7.05%	3/26/2031	11,907		11,893	11,954
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.33%	2/7/2031	7,425		7,410	7,465
QXO Inc (5)(7)	SF +	3.00%	7.30%	4/30/2032	1,995		1,975	2,011
Railpros Parent LLC (4)(6)(9)				5/24/2032	10,718		(106)	(106)
Railpros Parent LLC (4)(6)(9)				5/24/2032	5,375		(53)	(53)
Railpros Parent LLC (4)(9)	SF +	4.50%	8.83%	5/24/2032	34,833		34,490	34,490
Royal Buyer, LLC (4)(9)	SF +	5.00%	9.33%	8/31/2028	8,894		8,798	8,894
Royal Buyer, LLC (4)(6)(9)	SF +	5.00%	9.32%	8/31/2028	7,000		393	467
Royal Buyer, LLC (4)(9)	SF +	5.00%	9.33%	8/31/2028	43,875		43,400	43,875
Royal Buyer, LLC (4)(9)	SF +	5.00%	9.33%	8/31/2028	23,506		23,320	23,506
Royal Buyer, LLC (4)(9)	SF +	5.00%	9.33%	8/31/2028	69,964		69,476	69,964
Sedgwick Claims Management Services Inc (7)	SF +	3.00%	7.33%	7/31/2031	18,965		18,808	19,055
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.93%	9/13/2028	2,985		2,957	2,984
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.58%	5/2/2028	14,915		14,758	14,915
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.58%	5/2/2028	117,226		116,089	117,226
Shift4 Payments LLC (5)(7)	SF +	2.75%	7.07%	6/30/2032	1,341		1,338	1,353
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(40)	(2)
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.90%	9/13/2028	42,450		41,952	42,423
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.93%	9/13/2028	5,933		5,867	5,930
Team, Inc. (4)(6)(10)				3/12/2030	14,960		(326)	(367)
Team, Inc. (4)(10)	SF +	6.50%	10.74%	3/12/2030	52,229		51,125	50,946
Transnetwork LLC (8)	SF +	4.75%	9.05%	12/29/2030	72,211		71,453	72,527
TruckPro, LLC (4)(12)	SF +	7.75%	12.18%	8/16/2028	66,027		64,789	59,439
Vaco Holdings LLC (9)	SF +	5.00%	9.45%	1/21/2029	13,035		13,001	11,983
VT Topco Inc (8)	SF +	3.00%	7.33%	8/9/2030	7,980		7,960	8,006
W3 TopCo LLC (4)(10)	SF +	6.50%	10.78%	3/22/2029	88,775		86,132	86,291
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	4.75%	8.99%	10/1/2031	19,809		1,955	2,296
YA Intermediate Holdings II, LLC (4)(6)(9)	SF +	4.75%	9.05%	10/1/2031	9,750		1,906	1,950
YA Intermediate Holdings II, LLC (4)(9)	SF +	4.75%	8.94%	10/1/2031	47,330		47,119	47,803
							2,100,990	2,110,127	19.75%
Industrial Transportation
Brown Group Holding LLC (8)	SF +	2.50%	6.78%	7/1/2031	1,998		1,990	2,002
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.29%	5/31/2029	EUR	3,374	3,616	3,975
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.29%	5/31/2029	EUR	8,096	8,541	9,540
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.29%	5/31/2029	EUR	22,264	23,489	26,236
Stonepeak Nile Parent LLC (5)(7)	SF +	2.75%	6.98%	4/9/2032	3,529		3,521	3,545
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	3,362		(54)	(12)
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	32,878		(492)	(121)
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	16,303		(244)	(60)
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.06%	2/13/2032	91,242		89,776	90,906
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.06%	2/13/2032	3,415		3,381	3,403
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973		(184)	—
							133,340	139,414	1.31%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.82%	2/27/2032	13,548		13,420	13,518
Ascensus Holdings, Inc. (8)	SF +	3.00%	7.33%	8/2/2028	14,042		13,979	14,086
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	9.08%	6/3/2031	117,817		116,303	118,148
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	17,626		(175)	(174)
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	30,537		(358)	(301)
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.50%	8.83%	6/3/2031	40,761		40,359	40,358

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
DRW Holdings LLC (7)	SF +	3.50%	7.83%	6/26/2031	13,209		13,150	13,252
Earps Bidco Limited (4)(5)(6)(7)				3/28/2032	GBP	13,000	(248)	(342)
Earps Bidco Limited (4)(5)(7)	SN +	5.00%	9.22%	3/28/2032	GBP	37,700	48,090	50,775
Eisner Advisory Group LLC (8)	SF +	4.00%	8.33%	2/28/2031	8,545		8,476	8,593
Focus Financial Partners, LLC (7)	SF +	2.75%	7.08%	9/15/2031	17,957		17,886	17,939
Grant Thornton LLP (7)	SF +	2.50%	6.83%	6/2/2031	15,166		15,166	15,172
Harp Finco LTD (4)(5)(7)	SN +	5.50%	9.72%	3/27/2032	GBP	113,774	144,501	152,496
Jump Financial LLC (7)	SF +	4.25%	8.55%	2/26/2032	3,896		3,885	3,920
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	9
June Purchaser LLC (7)	SF +	3.25%	7.47%	11/28/2031	9,690		9,654	9,741
Madonna Bidco Limited (4)(5)(6)(7)	SN +	5.25%	9.50%	10/25/2031	GBP	10,435	440	874
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.50%	10/25/2031	GBP	51,131	65,079	70,910
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	9,231		(92)	(92)
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.05%	8/29/2031	16,300		6,299	6,288
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.05%	8/29/2031	6,869		1,434	1,427
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.05%	8/29/2031	27,600		27,357	27,326
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484		(99)	—
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.20%	9/4/2029	7,590		1,413	1,518
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.80%	9/3/2030	49,587		48,854	49,587
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	15,961	(340)	(376)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	8.22%	12/5/2031	EUR	31,080	32,402	35,994
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.48%	12/5/2031	GBP	34,797	43,696	46,960
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.57%	12/5/2031	82,114		80,812	80,706
Osaic Holdings Inc (7)	SF +	3.50%	7.83%	8/17/2028	15,021		14,960	15,073
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	5,707	(79)	(81)
PF Finco PTY LTD (4)(5)(10)	B +	6.25%	10.07%	5/30/2030	AUD	41,852	26,381	26,950
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000		(75)	(11)
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.05%	4/4/2031	69,475		68,898	69,423
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.08%	4/4/2031	14,963		14,857	14,951
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.22%	9/22/2028	GBP	22,202	26,476	31,313
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.00%	9.22%	6/24/2031	GBP	80,205	100,895	110,998
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(73)	67
							1,003,574	1,046,995	9.80%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.56%	9/7/2027	721		718	721
							718	721	0.01%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.33%	7/2/2031	14,737		14,679	14,732
							14,679	14,732	0.14%
Media
2080 Media, Inc. (4)(9)	SF +	4.75%	9.05%	3/14/2029	12,457		12,333	12,441
2080 Media, Inc. (4)(6)(9)	SF +	4.75%	9.05%	3/14/2028	13,795		3,817	3,941
2080 Media, Inc. (4)(9)	SF +	4.75%	9.05%	3/14/2029	53,683		53,089	53,611
2080 Media, Inc. (4)(9)	SF +	4.75%	9.05%	3/14/2029	10,033		9,939	10,019
2080 Media, Inc. (4)(6)(9)				3/14/2029	27,282		(267)	(37)
2080 Media, Inc. (4)(6)(9)				3/14/2029	8,801		(88)	(12)
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,057		1,029	1,048
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.71%	10/29/2027	2,766		2,305	2,291
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.68%	10/29/2027	39,914		39,442	39,250

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.40%	6/18/2027	1,134		1,127	1,087
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.40%	6/18/2027	19,933		19,784	19,101
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.33%	3/24/2032	8,219		8,180	8,240
Global Music Rights, LLC (4)(6)(9)				12/20/2031	46,796		(433)	(485)
Global Music Rights, LLC (4)(9)	SF +	4.75%	9.05%	12/20/2031	439,167		435,107	434,613
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.57%	5/19/2031	12,087		11,833	12,208
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.49%	5/19/2031	GBP	73,522	91,456	101,962
Law Business Research Inc. (4)(5)(8)	SF +	5.25%	9.38%	5/19/2031	46,320		45,271	46,783
McGraw-Hill Education Inc (8)	SF +	3.25%	7.58%	8/6/2031	19,965		19,750	20,057
Renaissance Financiere (4)(5)(7)	E +	7.00%	9.59%	7/26/2028	EUR	34,871	35,698	34,583
UFC Holdings LLC (5)(7)	SF +	2.25%	6.57%	11/21/2031	2,095		2,092	2,105
Wasserman Media Group, LLC (7)	SF +	3.00%	7.32%	6/23/2032	4,167		4,146	4,177
							795,610	806,983	7.55%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.95%	2/23/2028	21,259		21,010	20,057
Agiliti Health, Inc. (7)	SF +	3.00%	7.22%	5/1/2030	5,404		5,117	5,245
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.53%	9/30/2030	15,443		15,068	15,443
Bamboo US BidCo LLC (4)(6)(10)	SF +	5.25%	9.58%	9/30/2030	2,855		240	267
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(27)	—
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(451)	—
Bamboo US BidCo LLC (4)(10)	E +	5.25%	7.44%	9/30/2030	EUR	62,798	64,991	74,001
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.53%	9/30/2030	82,969		81,168	82,969
Bausch + Lomb Corporation (5)(7)	SF +	4.00%	8.33%	9/29/2028	10,014		10,014	10,035
Bausch + Lomb Corporation (5)(7)	SF +	4.25%	8.57%	1/15/2031	39,961		39,761	40,086
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	25,062		(372)	135
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.33%	8/7/2031	19,214		18,932	19,318
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	18,054		(257)	98
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674		(218)	—
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.33%	8/7/2031	159,490		157,717	160,352
Femur Buyer Inc (4)(10)	SF +	7.50%	11.80%	9/18/2029	13,350		13,094	11,478
Femur Buyer Inc (4)(10)	SF +	8.25% (incl 4.50% PIK)	12.56%	3/18/2030	145,616		142,915	126,382
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	7.38%	10/31/2030	EUR	63,783	66,041	76,373
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	9.08%	3/13/2029	110,377		107,908	111,422
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	9.08%	3/13/2029	61,652		60,789	62,235
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	9.08%	3/13/2029	66,745		65,936	67,377
Plasma Buyer LLC (4)(9)	SF +	6.25%	10.55%	5/12/2029	3,124		3,084	2,873
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.05%	5/12/2028	9,458		9,326	8,762
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.05%	5/12/2029	82,784		81,832	75,983
Resonetics, LLC (9)	SF +	3.25%	7.57%	6/18/2031	38,347		38,265	38,418
SDC US Smilepay SPV (4)(7)(20)	P +	9.75%		10/27/2025	12,661		5,024	855
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	27,720		(413)	(411)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	33,548		(494)	(494)
Solis Mammography Buyer, Inc. (4)(9)	SF +	5.00%	9.31%	5/29/2032	192,194		189,348	189,347
Spruce Bidco II Inc. (4)(9)	C +	5.00%	7.68%	1/31/2032	CAD	35,000	23,824	25,243
Spruce Bidco II Inc. (4)(9)	TN +	5.25%	6.00%	1/31/2032	JPY	3,744,213	23,835	25,546
Spruce Bidco II Inc. (4)(6)(9)				1/31/2032	43,899		(620)	(758)
Spruce Bidco II Inc. (4)(9)	SF +	5.00%	9.13%	1/31/2032	165,864		163,523	163,000
TecoStar Holdings Inc (4)(10)	SF +	8.00%	12.21%	7/6/2029	126,897		124,917	123,765
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.33%	10/29/2031	17,413		17,333	17,276
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.80%	7/30/2031	90,262		89,478	90,262

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271		(115)	—
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.80%	2/28/2031	23,068		11,218	11,755
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506		(251)	—
Zeus Company LLC (4)(9)	SF +	5.50%	9.80%	2/28/2031	122,859		121,366	124,088
							1,769,856	1,778,783	16.65%
Non-life Insurance
Accession Risk Management Group Inc (4)(9)	SF +	4.75%	9.03%	10/30/2029	7,892		7,819	7,879
Accession Risk Management Group Inc (4)(9)	SF +	4.75%	9.03%	11/1/2029	39,050		38,859	38,986
Accession Risk Management Group Inc (4)(9)	SF +	4.75%	9.03%	11/1/2029	14,050		14,050	14,027
Accession Risk Management Group Inc (4)(6)(9)	SF +	4.75%	9.03%	11/1/2029	21,808		10,313	10,369
Accession Risk Management Group Inc (4)(6)(9)				11/1/2029	2,903		(10)	(5)
Acrisure LLC (7)	SF +	3.00%	7.33%	11/6/2030	19,957		19,948	19,934
Acrisure LLC (7)	SF +	3.25%	7.58%	6/20/2032	5,000		4,988	5,000
Alera Group Intermediate Holdings, Inc. (8)	SF +	3.25%	7.58%	5/30/2032	8,000		7,960	8,033
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.07%	9/19/2031	18,604		18,465	18,629
AmWINS Group Inc (9)	SF +	2.25%	6.58%	1/30/2032	10,168		10,156	10,183
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.33%	12/29/2031	19,915		19,554	19,936
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.33%	6/13/2031	11,062		10,993	11,088
CRC Insurance Group LLC (7)	SF +	2.75%	7.05%	5/6/2031	10,049		10,007	10,065
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.80%	9/29/2028	5,017		1,552	1,574
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.80%	9/29/2028	6,382		998	1,035
Galway Borrower LLC (4)(9)	SF +	4.50%	8.80%	9/29/2028	132,915		132,573	132,915
Goosehead Insurance Holdings LLC (5)(7)	SF +	3.50%	7.81%	1/8/2032	3,500		3,492	3,524
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.08%	11/24/2028	14,284		7,163	7,281
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.83%	11/24/2028	31,804		31,586	31,804
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,994
HUB International Ltd (7)	SF +	2.50%	6.77%	6/20/2030	11,706		11,611	11,755
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	1,479		(13)	—
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	362		(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.33%	8/27/2028	65,858		65,532	65,858
Jones Deslauriers Insurance Management Inc (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,472	15,366
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	9,744	(152)	(186)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)	E +	5.25%	7.39%	2/5/2032	EUR	53,590	55,014	62,127
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	4,060	(63)	(78)
PCF Insurance Services of the West LLC (7)	SF +	3.25%	7.56%	6/17/2032	6,915		6,898	6,937
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.33%	8/21/2031	15,221		713	704
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	3,045		(13)	(17)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.33%	8/21/2031	26,256		26,141	26,110
Summit Acquisition Inc. (7)	SF +	3.75%	8.08%	10/16/2031	17,456		17,378	17,522
Trupanion Inc (4)(5)(9)	SF +	5.00%	9.45%	3/25/2027	25,624		25,492	25,624
Trupanion Inc (4)(5)(6)(9)				3/25/2027	6,576		(34)	—
Trupanion Inc (4)(5)(9)	SF +	5.00%	9.45%	3/25/2027	15,120		15,037	15,120
USI Inc/NY (7)	SF +	2.25%	6.55%	9/29/2030	12,808		12,790	12,789
USI Inc/NY (7)	SF +	2.25%	6.55%	11/21/2029	1,914		1,914	1,913
							613,698	624,795	5.85%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.67%	12/7/2029	9,681		1,355	1,468
Camin Cargo Control Holdings, Inc. (4)(6)(10)	P +	4.50%	12.00%	12/7/2029	9,702		6,134	6,196
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.81%	12/7/2029	63,599		62,681	63,090
CVR CHC LP (5)(7)	SF +	4.00%	8.30%	12/30/2027	4,223		4,193	4,226
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	60,522		(602)	(599)
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	30,474		(302)	(302)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
NDT Global Holding Inc. (4)(5)(8)	SF +	4.50%	8.83%	6/4/2032	120,000		118,813	118,812
							192,272	192,891	1.81%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	8.75%	12/27/2029	EUR	170,600	173,075	195,652
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.55%	6/27/2030	118,825		117,837	119,530
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(72)	—
Puma Buyer LLC (4)(8)	SF +	4.25%	8.55%	3/29/2032	59,835		59,402	60,433
Puma Buyer LLC (4)(6)(8)				3/29/2032	9,853		(71)	—
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.40%	3/23/2028	AUD	20,846	14,181	13,719
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.40%	3/23/2028	AUD	34,588	25,506	22,762
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(300)	—
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.80%	10/29/2031	97,405		95,623	98,380
							485,181	510,476	4.78%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)(20)				5/23/2028	EUR	3,978	(106)	(1,156)
Daphne S.P.A. (4)(5)(7)(20)	E +	6.25%		5/23/2028	EUR	45,354	47,923	40,268
Spanx, LLC (4)(6)(9)				11/18/2027	5,000		(41)	(58)
Spanx, LLC (4)(9)	SF +	5.50%	9.93%	11/20/2028	28,950		28,656	28,555
S&S Holdings LLC (8)	SF +	5.00%	9.32%	10/1/2031	11,910		11,746	11,437
							88,178	79,046	0.74%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.83%	9/13/2031	68,417		67,345	69,101
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031	6,020		(28)	60
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.83%	9/13/2031	126,921		126,358	128,190
Amneal Pharmaceuticals LLC (5)(7)	SF +	5.50%	9.83%	5/4/2028	1,343		1,349	1,368
Azurity Pharmaceuticals Inc (4)(6)(10)	SF +	7.00%	11.33%	3/14/2030	20,537		8,171	8,101
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.24%	3/14/2030	234,371		229,960	229,164
Cambrex Corporation (4)(6)(9)				3/6/2032	16,460		(161)	(235)
Cambrex Corporation (4)(6)(9)				3/6/2032	18,341		(175)	(262)
Cambrex Corporation (4)(9)	SF +	4.75%	9.08%	3/6/2032	110,282		109,230	108,709
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(336)	(303)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.57%	12/18/2031	122,567		120,715	120,906
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.51%	1/27/2032	4,156		4,146	4,171
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	7.48%	10/27/2028	EUR	13,316	13,631	15,687
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	7.48%	10/27/2028	EUR	82,300	80,884	96,950
Endo Finance Holdings Inc (8)	SF +	4.00%	8.33%	4/23/2031	10,191		10,101	10,198
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(117)	(102)
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	8.61%	11/15/2031	AUD	243,533	156,015	159,241
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(153)	(153)
Phantom Purchaser Inc (4)(9)	SF +	4.75%	9.07%	9/19/2031	101,052		100,060	100,060
Syneos Health Inc (7)	SF +	4.00%	8.30%	9/27/2030	14,960		14,879	14,833
WCG Intermediate Corp (10)	SF +	3.00%	7.33%	2/25/2032	15,324		15,224	15,183
							1,057,098	1,080,867	10.12%
Real Estate Investment and Services
Associations Inc. (4)(10)	SF +	6.50%	11.02%	7/3/2028	55,275		55,236	55,828
Associations Inc. (4)(6)(10)	SF +	6.50%	11.02%	7/3/2028	4,308		1,413	1,459
Associations Inc. (4)(6)(10)	SF +	6.50%	11.09%	7/3/2028	3,459		3,033	3,035
							59,682	60,322	0.56%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	7.22%	12/5/2029	EUR	21,626	22,798	25,462
Belron Finance 2019 LLC (8)	SF +	2.75%	7.05%	10/16/2031	14,572		14,533	14,657
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.32%	10/31/2029	426		136	140

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.28%	10/31/2029	14,423		14,311	14,423
Constellation Automotive Limited (4)(5)(7)	E +	6.25%	8.56%	4/3/2031	EUR	18,107	19,681	21,030
Constellation Automotive Limited (4)(5)(7)	SN +	6.25%	10.51%	4/3/2031	GBP	43,803	56,487	59,279
Evergreen Acqco 1 LP (5)(9)	SF +	3.75%	8.05%	4/26/2028	4,634		4,634	4,638
Great Outdoors Group, LLC (9)	SF +	3.25%	7.58%	1/23/2032	13,556		13,493	13,558
Johnstone Supply LLC (7)	SF +	2.50%	6.82%	6/9/2031	6,259		6,251	6,279
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.18%	7/28/2027	41,249		40,607	40,630
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.18%	7/28/2027	35,879		35,043	35,341
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.18%	7/28/2027	92,145		90,731	90,763
Petsmart LLC (9)	SF +	3.75%	8.18%	2/11/2028	15,196		15,143	15,073
Staples, Inc. (8)	SF +	5.75%	10.03%	9/4/2029	31,030		29,867	28,714
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.55%	8/31/2028	7,940		7,940	7,966
White Cap Buyer, LLC (7)	SF +	3.25%	7.58%	10/19/2029	15,316		15,262	15,256
							386,917	393,209	3.68%
Software and Computer Services
Acuris Finance US, Inc (7)	SF +	3.75%	8.05%	2/16/2028	8,320		8,219	8,338
Armstrong Bidco Limited (4)(5)(7)	SN +	5.00%	9.22%	6/28/2029	GBP	47,995	56,139	65,721
Armstrong Bidco Limited (4)(5)(7)	SN +	5.00%	9.22%	6/28/2029	GBP	91,991	110,468	125,965
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(105)	112
Artifact Bidco, Inc. (4)(8)	SF +	4.25%	8.55%	7/26/2031	45,788		45,391	46,246
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(22)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(46)	—
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.21%	11/7/2029	39,400		38,686	38,653
Artisan Bidco, Inc. (4)(6)(10)	SF +	7.00%	11.13%	11/7/2029	6,000		2,191	2,186
Artisan Bidco, Inc. (4)(10)	E +	7.00%	9.36%	11/7/2029	EUR	18,335	19,256	21,190
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.21%	11/7/2029	995		986	976
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714		(705)	379
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(261)	—
Auditboard, Inc. (4)(9)	SF +	4.75%	9.05%	7/14/2031	159,000		157,630	159,795
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	4.75%	6.83%	5/29/2031	EUR	125,373	137,655	146,285
Avalara, Inc. (7)	SF +	3.25%	7.55%	3/26/2032	13,359		13,289	13,432
BMC Software Inc. (7)	SF +	3.00%	7.33%	7/30/2031	2,993		2,959	2,977
Boreal Bidco (4)(5)(6)(7)				3/26/2032	EUR	4,353	(105)	(135)
Boreal Bidco (4)(5)(7)	E +	7.25% (incl 5.75% PIK)	9.23%	3/26/2032	EUR	49,682	52,356	57,005
Bottomline Technologies, Inc. (4)(9)	SF +	4.50%	8.80%	5/13/2029	4,489		4,463	4,489
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	9.81%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	9.83%	4/16/2027	22,090		22,090	22,090
Calabrio, Inc. (4)(10)	SF +	5.50%	9.83%	4/16/2027	3,240		3,205	3,240
Central Parent LLC (7)	SF +	3.25%	7.55%	7/6/2029	20,148		20,090	16,875
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(114)	—
Certinia Inc. (4)(10)	SF +	5.25%	9.53%	8/4/2030	52,071		51,117	52,592
Cloud Software Group Inc (8)	SF +	3.75%	8.05%	3/21/2031	4,765		4,765	4,778
Cloud Software Group Inc (8)	SF +	3.50%	7.80%	3/29/2029	13,766		13,268	13,796
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		6,982	7,817
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(110)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(95)	—
Coupa Holdings, LLC (4)(9)	SF +	5.25%	9.53%	2/27/2030	78,979		77,745	79,769
Databricks Inc (4)(6)(7)				1/3/2031	30,597		(153)	(228)
Databricks Inc (4)(7)	SF +	4.50%	8.82%	1/3/2031	137,478		136,839	136,455
Delta Topco, Inc. (7)	SF +	2.75%	7.07%	11/30/2029	19,100		19,047	18,986
Denali Bidco Limited (4)(5)(7)	E +	5.00%	6.98%	8/29/2030	EUR	9,441	9,854	11,236

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Denali Bidco Limited (4)(5)(7)	E +	5.00%	6.98%	8/29/2030	EUR	6,742	7,203	8,024
Denali Bidco Limited (4)(5)(7)	SN +	5.00%	9.22%	8/29/2030	GBP	23,265	28,886	32,265
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	GBP	14,557	(326)	200
Denali Bidco Limited (4)(5)(7)	E +	5.00%	6.98%	8/29/2030	EUR	15,916	16,681	18,943
EasyPark Strategy AB (4)(5)(8)	SN +	5.25%	9.47%	12/19/2031	GBP	29,019	35,650	39,259
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.04%	12/19/2030	EUR	74,735	76,491	86,772
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.40%	12/19/2030	NOK	234,246	20,210	22,902
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.17%	12/19/2030	45,577		44,953	44,909
Einstein Parent, Inc. (4)(6)(9)				1/22/2031	9,745		(181)	(207)
Einstein Parent, Inc. (4)(9)	SF +	6.50%	10.77%	1/22/2031	94,062		92,318	92,068
Elements Finco Limited (4)(5)(7)	SF +	5.25% (incl 2.25% PIK)	9.58%	4/29/2031	10,542		10,455	10,647
Elements Finco Limited (4)(5)(7)	SF +	5.25% (incl 2.25% PIK)	9.58%	4/29/2031	8,774		8,702	8,862
Elements Finco Limited (4)(5)(7)	SN +	5.50% (incl 2.50% PIK)	9.72%	4/29/2031	GBP	33,717	42,028	46,760
Elements Finco Limited (4)(5)(7)	SN +	5.50% (incl 2.50% PIK)	9.72%	4/29/2031	GBP	15,114	18,832	20,961
Elements Finco Limited (4)(5)(7)	SN +	5.25% (incl 2.25% PIK)	9.47%	4/29/2031	GBP	50,412	62,462	69,914
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.83%	12/24/2029	65,767		65,029	65,767
Enverus Holdings Inc (4)(6)(9)				12/24/2029	1,227		(17)	—
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.82%	12/24/2029	4,913		300	355
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	14,333		(211)	(272)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(92)	(121)
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl 3.13% PIK)	10.05%	3/25/2032	52,196		51,449	51,204
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	(36)
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.50%	8.83%	11/12/2030	3,857		240	244
HT Intermediary III, Inc. (4)(9)	SF +	4.50%	8.83%	11/12/2030	42,216		42,027	42,069
Huskies Parent Inc (4)(6)(9)	SF +	5.25%	9.68%	11/3/2027	1,000		521	528
Huskies Parent Inc (4)(9)	SF +	5.25%	9.68%	11/3/2028	24,770		24,527	24,723
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(144)	(52)
IRI Group Holdings, Inc. (4)(9)	SF +	4.50%	8.83%	12/1/2029	206,163		204,567	206,120
Kaseya Inc (7)	SF +	3.25%	7.58%	3/20/2032	20,417		20,301	20,520
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.78%	7/23/2031	6,605		6,546	6,572
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.80%	7/23/2031	1,859		1,842	1,849
Kona Buyer, LLC (4)(6)(9)				6/27/2032	61,081		(305)	(305)
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.78%	7/23/2031	112,563		111,589	112,000
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(134)	(77)
Kona Buyer, LLC (4)(6)(9)				6/27/2032	7,096		(35)	(35)
Kpler Finance SA (4)(5)(6)(8)				10/25/2030	20,000		(295)	(290)
Kpler Finance SA (4)(5)(6)(8)	SF +	5.50%	9.62%	10/25/2030	20,000		11,709	11,710
Kpler Finance SA (4)(5)(8)	SF +	5.50%	9.62%	4/25/2031	70,000		68,982	68,982
Kpler Finance SA (4)(5)(8)	SF +	5.50%	9.62%	4/25/2031	70,000		68,982	68,982
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(311)	(329)
Kryptona Bidco US, LLC (4)(7)	E +	6.25% (incl 3.38% PIK)	8.25%	12/18/2031	EUR	36,259	36,963	41,890
Kryptona Bidco US, LLC (4)(9)	SF +	6.25% (incl 3.38% PIK)	10.56%	12/18/2031	156,679		153,833	153,617
LMI Inc/DE (8)	SF +	3.75%	8.18%	10/2/2028	2,165		2,158	2,143
McAfee Corp (8)	SF +	3.00%	7.32%	3/1/2029	8,774		8,631	8,539
Medallia Inc (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.82%	10/30/2028	81,553		81,553	72,912
Mediaocean LLC (8)	SF +	3.50%	7.93%	12/15/2028	6,150		6,145	6,170

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(81)	(206)
Meralm Bidco AB (4)(5)(8)	E +	5.50% (incl 2.25% PIK)	7.89%	8/29/2031	EUR	33,218	36,211	37,825
Meralm Bidco AB (4)(5)(8)	SF +	5.50% (incl 2.25% PIK)	10.02%	8/29/2031	13,851		13,670	13,384
Meralm Bidco AB (4)(5)(8)	ST +	5.50% (incl 2.25% PIK)	7.84%	8/29/2031	SEK	418,188	40,170	42,722
Meralm Bidco AB (4)(5)(8)	N +	5.50% (incl 2.25% PIK)	10.00%	8/29/2031	NOK	266,362	24,771	25,538
Meralm Bidco AB (4)(5)(8)	E +	9.00% (incl 4.75% PIK)	11.39%	8/29/2031	EUR	47,816	52,094	55,594
Mitchell International Inc (8)	SF +	3.25%	7.58%	6/17/2031	9,925		9,882	9,928
New Era Technology Inc (4)(7)(20)	SF +	6.25%		10/31/2026	19,013		19,013	13,535
OEConnection LLC (9)	SF +	5.25%	9.58%	4/22/2031	66,950		66,395	67,034
OEConnection LLC (9)	SF +	5.25%	9.58%	4/22/2031	11,682		11,580	11,697
OEConnection LLC (6)(9)				4/22/2031	7,338		(61)	9
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(132)	(134)
Omega II AB (4)(5)(6)(7)	ST +	4.75%	6.96%	6/18/2032	SEK	943,460	77,741	79,298
Onesource Virtual, Inc. (4)(10)	SF +	4.75%	9.05%	5/28/2030	180,375		178,163	182,179
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(311)	—
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657		(70)	—
Oranje Holdco, Inc. (4)(10)	SF +	7.75%	12.03%	2/1/2029	33,837		33,332	34,171
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	11.53%	2/1/2029	15,917		15,670	15,964
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(86)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.05%	10/17/2029	81,649		80,715	82,466
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.32%	9/19/2028	4,325		1,690	1,733
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.32%	9/19/2028	42,142		41,679	42,142
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.55%	10/26/2030	25,029		24,753	25,175
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.44%	3/10/2028	18,316		18,236	18,357
Proofpoint, Inc. (8)	SF +	3.00%	7.33%	8/31/2028	16,997		16,838	17,027
Proofpoint, Inc. (7)	SF +	3.00%	7.32%	8/31/2028	2,000		1,990	2,004
QBS Parent Inc (6)(9)				6/3/2032	3,820		(17)	—
QBS Parent Inc (9)	SF +	4.50%	8.80%	6/3/2032	39,526		39,346	39,526
Quail Buyer, Inc. (4)(9)	SF +	5.00%	9.38%	10/1/2027	7,199		7,142	7,199
Quail Buyer, Inc. (4)(9)	SF +	5.00%	9.38%	10/1/2027	39,439		39,040	39,439
Red Planet Borrower, LLC (8)	SF +	5.25%	9.58%	10/2/2028	2,182		2,109	2,195
Renaissance Holding Corp. (8)	SF +	4.00%	8.28%	4/5/2030	4,038		3,975	3,678
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	(10)
Riley MergeCo LLC (4)(10)	SF +	7.51%	11.95%	9/23/2027	1,791		1,775	1,700
Rocket Software Inc (8)	SF +	4.25%	8.58%	11/28/2028	12,197		11,928	12,239
Severin Acquisition LLC (4)(6)(9)	SF +	5.00% (incl 2.25% PIK)	9.33%	10/1/2031	63,028		7,713	8,036
Severin Acquisition LLC (4)(6)(9)	SF +	4.75%	9.08%	10/1/2031	44,454		18,866	19,073
Severin Acquisition LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.33%	10/1/2031	302,940		300,278	301,637
Skywalker Purchaser, LLC (4)(6)(9)				6/27/2032	24,424		(229)	(122)
Skywalker Purchaser, LLC (4)(6)(9)				6/27/2032	27,425		(137)	(137)
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(32)	(11)
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(15)	(11)
Smarsh Inc. (4)(6)(9)	SF +	4.75%	9.05%	2/16/2029	3,214		1,346	1,355
Smarsh Inc. (4)(9)	SF +	4.75%	9.05%	2/16/2029	22,500		22,275	22,385
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	29,305		(430)	(541)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(310)	(398)
Stack Sports Buyer, LLC (4)(9)	SF +	5.25%	9.55%	3/31/2031	131,871		129,976	129,437

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Storable Inc (7)	SF +	3.25%	7.58%	4/16/2031	5,739		5,724	5,742
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.28%	10/17/2031	EUR	16,592	11,692	13,334
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(50)	(30)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	7.28%	10/17/2031	EUR	41,812	44,672	48,865
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.79%	7/2/2030	30,127		29,436	29,845
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875		(261)	(321)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(184)	(232)
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl 4.88% PIK)	10.55%	2/11/2032	136,015		134,744	134,391
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.25%	3/10/2028	3,289		498	526
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.05%	3/10/2028	21,005		20,856	21,005
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	8.87%	3/10/2028	GBP	35,701	43,390	49,021
UKG Inc (7)	SF +	3.00%	7.31%	2/10/2031	16,495		16,384	16,576
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	11.28%	4/5/2029	18,948		18,733	18,948
Wave Distribution Holdings LLC (5)(10)	SF +	3.50%	7.94%	3/5/2027	2,365		2,363	2,377
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.08%	9/28/2029	10,856		10,816	10,800
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.58%	11/26/2031	4,975		4,952	4,955
Zendesk Inc (4)(6)(9)	SF +	5.00%	9.32%	11/22/2028	39,290		11,728	12,308
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(203)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.32%	11/22/2028	160,200		158,397	160,200
							4,306,923	4,422,322	41.39%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.25%	2/1/2029	8,735		8,695	8,720
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.18%	1/27/2028	5,122		2,495	2,492
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.18%	1/27/2028	44,417		43,823	43,823
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.20%	1/27/2028	2,306		2,306	2,275
TechInsights Inc (4)(5)(10)	SF +	6.31%	10.76%	11/9/2027	968		959	968
TechInsights Inc (4)(5)(10)	SF +	6.31%	10.76%	11/9/2027	2,513		2,491	2,513
							60,769	60,791	0.57%
Telecommunications Equipment
Guardian US Holdco LLC (8)	SF +	3.50%	7.80%	1/31/2030	7,841		7,736	7,819
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.58%	6/21/2029	55,697		54,812	55,057
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(101)	(73)
							62,447	62,803	0.59%
Telecommunications Service Providers
CCI Buyer, Inc. (4)(9)	SF +	5.00%	9.30%	5/13/2032	303,985		301,003	301,455
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	23,387		(229)	(195)
Directv Financing, LLC (9)	SF +	5.00%	9.54%	8/2/2027	2,297		2,276	2,309
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.43%	7/17/2028	2,889		2,871	2,782
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.43%	7/17/2028	1,143		1,134	1,100
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.43%	7/17/2028	13,632		13,524	13,126
							320,579	320,577	3.00%
Travel and Leisure
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922		(39)	(39)
Crunch Holdings LLC (4)(9)	SF +	4.75%	9.06%	9/26/2031	58,500		58,210	58,210
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.83%	1/27/2029	9,802		9,590	9,802
Flynn Restaurant Group LP (7)	SF +	3.75%	8.08%	1/28/2032	20,142		20,047	20,142
Havila Kystruten Operations AS (4)(5)(15)	E +	9.00% (incl 2.00% PIK)	11.25%	7/27/2026	EUR	19,449	21,555	24,102
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)	B +	6.50%	10.38%	8/7/2029	AUD	3,579	424	418
HB AcquisitionCo Pty Ltd (4)(5)(8)	B +	6.50%	10.38%	8/7/2029	AUD	32,211	21,251	20,723

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
IRB Holding Corp. (9)	SF +	2.50%	6.83%	12/15/2027	2,657		2,657	2,659
LC Ahab US Bidco LLC (7)	SF +	3.00%	7.33%	5/1/2031	10,138		9,975	10,144
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031	5,522		(104)	(128)
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.32%	8/22/2030	14,733		5,641	5,350
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	9.82%	8/22/2031	95,376		93,041	93,169
Life Time, Inc. (5)(7)	SF +	2.50%	6.53%	11/5/2031	4,451		4,427	4,469
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(154)	(177)
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(921)	(1,064)
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	10.98%	2/27/2031	GBP	100,868	124,118	134,936
The One Group, LLC (4)(10)	SF +	6.50%	10.78%	5/1/2029	50,411		49,252	49,466
The One Group, LLC (4)(6)(7)				10/31/2028	6,649		(148)	(200)
Travel Leaders Group, LLC (4)(14)	SF +	7.50% (incl 3.50% PIK)	11.93%	3/27/2028	141,787		139,938	141,324
Voyager Parent LLC (7)	SF +	4.75%	9.05%	7/1/2032	14,819		14,375	14,688
							573,135	587,994	5.50%
Total First Lien Debt							$19,786,336	$20,056,658	187.75%

Second Lien Debt
Industrial Support Services
Sedgwick Claims Management Services Inc (4)(7)	SF +	5.00%	9.33%	7/30/2032		$25,000	$24,775	$24,972
							24,775	24,972	0.23%
Total Second Lien Debt							$24,775	$24,972	0.23%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)	SN +	4.50% PIK	8.72%	4/30/2030	GBP	20,789	$27,175	$28,128
Inflexion BFVI Financing Limited (4)(5)(6)(7)				4/30/2030	GBP	19,051	(379)	(382)
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.78%	3/15/2027	42,433		41,951	42,036
							68,747	69,782	0.65%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC(4)(6)(8)	SF +	7.50%	11.80%	12/27/2029	9,355		3,480	3,495
Link Apartments Opportunity Zone REIT, LLC(4)(17)	SF +	7.50%	11.80%	12/27/2029	16,371		16,076	16,101
							19,556	19,596	0.19%
Total Other Secured Debt							$88,303	$89,378	0.84%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$16,696	$16,696	$16,696
							16,696	16,696	0.16%
Health Care Providers
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	346		342	336
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	298		293	301
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,097		1,085	1,066
							1,720	1,703	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)(20)		13.13% PIK		12/28/2032	112		111	28
DCA Acquisition Holdings LLC (4)(7)(20)		13.13% PIK		12/28/2032	202		198	51
DCA Acquisition Holdings LLC (4)(7)(20)		13.13% PIK		12/28/2032	1,190		1,176	298
							1,485	377	0.00%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)		6.75%	6.75%	10/15/2027	6,255		5,951	6,264

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							5,951	6,264	0.06%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		9,598	9,565	9,598
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		3,665	3,653	3,665
							13,218	13,263	0.12%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.75% PIK	13.00%	4/29/2032	GBP	1,797	2,224	2,450
							2,224	2,450	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026		7,000	7,026	7,002
							7,026	7,002	0.07%
Total Unsecured Debt							$48,320	$47,755	0.45%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	10.57%	7/20/2037		$4,000	$4,000	$4,079
ABPCI Direct Lending Fund CLO XVII LLC (5)(7)	SF +	8.00%	12.28%	8/1/2036		3,500	3,519	3,583
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	11.03%	11/2/2030		4,126	3,766	4,155
AMMC CLO XII Ltd (5)(7)	SF +	6.18%	10.74%	11/10/2030		2,000	2,002	2,010
Ares CLO Ltd (5)(7)	SF +	6.70%	10.97%	4/20/2037		5,000	5,000	5,055
Ares Secondaries PBN Finance Co IV LLC (4)(5)(6)(7)	SF +	2.90%	7.23%	4/14/2039		1,000	10	10
Ares Secondaries PBN Finance Co IV LLC (4)(5)(6)(7)	SF +	8.50%	12.81%	4/14/2039		5,000	52	52
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	10.51%	7/16/2037		2,000	2,000	2,039
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	10.22%	10/20/2037		4,500	4,500	4,578
Benefit Street Partners CLO XXXVI Ltd (5)(7)	SF +	5.50%	9.86%	1/25/2038		4,750	4,750	4,795
Carlyle Global Market Strategies (5)(7)	SF +	5.66%	9.94%	7/27/2031		1,200	992	1,202
CIFC Falcon 2020 Ltd (5)(7)	SF +	7.67%	11.94%	1/20/2033		2,000	2,006	1,993
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	11.43%	4/20/2037		2,000	1,963	2,018
Dryden 108 CLO Ltd (5)(7)				7/18/2035		2,900	2,291	2,073
Fort Washington CLO 2019-1 (5)(7)	SF +	7.99%	12.26%	10/20/2037		4,500	4,561	4,599
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	4.65%	9.02%	1/15/2037		1,000	1,000	1,012
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	7.91%	12.28%	1/15/2037		5,000	4,905	5,094
Newark BSL CLO 1 Ltd (5)(7)	SF +	6.51%	10.79%	12/21/2029		1,500	1,475	1,479
Octagon 52 Ltd (5)(7)	SF +	7.33%	11.61%	7/23/2037		3,000	2,972	3,024
Octagon 63 Ltd (5)(7)	SF +	6.50%	10.77%	7/20/2037		3,000	3,000	3,029
Ocp Clo 2024-33 Ltd (5)(7)	SF +	6.00%	10.27%	7/20/2037		5,000	5,000	5,031
Rad CLO Ltd (5)(7)	SF +	6.51%	10.77%	4/15/2034		2,500	2,504	2,518
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	11.18%	1/15/2032		3,000	2,713	3,016
Vibrant CLO XII Ltd (5)(7)	SF +	6.94%	11.21%	4/20/2034		2,000	2,000	1,976
Voya CLO Ltd (5)(7)	SF +	6.00%	10.27%	7/20/2037		4,000	4,000	4,044
							70,981	72,464	0.68%
Total Structured Finance							$70,981	$72,464	0.68%

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(23) - Preferred Stock						2,000	$1,940	$2,488
Club Car Wash Preferred, LLC (4)(7)(23) - Preferred Stock		15.00% PIK	15.00%			8,817	8,817	8,817
Club Car Wash Preferred, LLC (4)(7)(23) - Preferred Stock		15.00% PIK	15.00%			14,779	14,779	14,779
Rapid Express Preferred, LLC (4)(7)(23) - Preferred Stock		15.00% PIK	15.00%			2,784	2,784	2,784

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Rapid Express Preferred, LLC (4)(7)(23) - Preferred Stock		15.00% PIK	15.00%		6,524		6,524	6,524
Thrasio Holdings, Inc. (4)(23) - Common Stock					19,015		—	—
							34,844	35,392	0.33%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(23) - Warrants					—		—	—
ELNG Equity LLC (4)(23) - Warrants					78,038		—	—
							—	—	0.00%
Health Care Providers
Eating Recovery Center TopCo, LLC(4)(23) - Class A Common Units					3,528		4,634	2,498
							4,634	2,498	0.02%
Industrial Support Services
BCPE Virginia Holdco, Inc. (4)(23) - Preferred Stock					2,000		1,960	2,515
							1,960	2,515	0.02%
Media
OneTeam Partners, LLC (4)(7)(23) - Class D Units		8.00%	8.00%		187,628		1,000	1,255
Racing Point UK Holdings Limited (4)(5)(23) - Ordinary Shares					168		1,008	1,152
							2,008	2,407	0.02%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(23) - L.P. Interest					9,000		9,000	9,000
							9,000	9,000	0.09%
Telecommunications Service Providers
CCI Topco, Inc.(4)(23) - Preferred Stock					20		1,960	1,992
							1,960	1,992	0.02%
Travel and Leisure
The ONE Group Hospitality, Inc. (4)(23) - Warrants					6,667		12	6
The ONE Group Hospitality, Inc. (23) - Warrants					11,911		61	48
The ONE Group Hospitality, Inc. (4)(23) - Preferred Stock					1,000		877	1,066
							950	1,120	0.01%
Total Equity Investments							$55,356	$54,924	0.51%
Total Investments - Non-Controlled/Non-Affiliated							$20,074,071	$20,346,151	190.46%

Non-Controlled/Affiliated Investments
First Lien Debt
Consumer Services
Wash & Wax Systems LLC(4)(6)(7)(20)(21)	SF +	5.50%		4/30/2028		$947	$—	$19
Wash & Wax Systems LLC(4)(7)(20)(21)	SF +	5.50% PIK		4/30/2028	14,486		14,486	14,486
							14,486	14,505	0.14%
Industrial Support Services
Galaxy US Opco Inc (5)(8)(21)	SF +	5.75% (incl 3.75% PIK)	10.03%	7/31/2030	11,518		11,354	10,762
Logo Holdings III Corporation (4)(7)(20)(21)	SF +	7.50% PIK		5/1/2028	5,397		5,249	5,397
							16,603	16,159	0.15%
Travel and Leisure
Artemis Bidco Limited(4)(5)(6)(7)(20)(21)	SN +	6.00% PIK		9/8/2028	GBP	1,461	70	91
Artemis Bidco Limited(4)(5)(7)(20)(21)	SN +	6.00% PIK		9/8/2028	GBP	1,931	2,649	2,652
Artemis Bidco Limited(4)(5)(7)(20)(21)	SN +	6.00% PIK		9/8/2028	GBP	1,124	1,542	1,543
Artemis Bidco Limited(4)(5)(7)(20)(21)	SN +	6.00% PIK		9/8/2028	GBP	1,166	1,599	1,600
Artemis Bidco Limited(4)(5)(6)(7)(20)(21)	SN +	6.00% PIK		9/8/2028	GBP	790	645	731
							6,505	6,617	0.06%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total First Lien Debt						$37,594	$37,281	0.35%

Second Lien Debt
Industrial Support Services
Logo Holdings III Corporation (4)(7)(20)(21)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.02%
Total Second Lien Debt						$1,881	$1,932	0.02%

Other Secured Debt
Consumer Services
Wash & Wax Holdings LLC(4)(7)(20)(21)		12.00% PIK		7/30/2028	$9,468	$9,468	$9,468
						9,468	9,468	0.09%
Total Other Secured Debt						$9,468	$9,468	0.09%

Equity Investments
Consumer Services
Wash & Wax Group LP(4)(21)(23) - Class A Common Units					6,312	$8,547	$8,547
						8,547	8,547	0.08%
Industrial Support Services
Southern Graphics Holdings LLC (4)(21)(23) - Class A Units					274	2,333	3,663
Velocity Cayman Holding L.P. (4)(5)(21)(23) - Class A-1 Units					91,605	2,224	2,365
Velocity Cayman Holdings GP LLC (4)(5)(21)(23) - Class A-1 Units					91,605	—	—
Velocity Cayman Holding L.P. (4)(5)(21)(23) - Class A-2 Units					159,628	3,938	3,938
Velocity Cayman Holdings GP LLC (4)(5)(21)(23) - Class A-2 Units					159,628	—	—
Velocity Cayman Holding L.P. (4)(5)(21)(23) - Class A-3 Units					36,642	—	—
Velocity Cayman Holdings GP LLC (4)(5)(21)(23) - Class A-3 Units					36,642	—	—
						8,495	9,966	0.10%
Travel and Leisure
Ark Newco Limited (4)(5)(21)(23) - A2 Ordinary Shares					1,291	—	—
Ark Newco Limited (4)(5)(21)(23) - Preferred Stock					7,884,250	10,210	10,220
SLF V AD1 Holdings, LLC (4)(21)(22)(23) - LLC Interest					10,101	9,891	9,248
						20,101	19,468	0.18%
Total Equity Investments						$37,143	$37,981	0.36%
Total Investments - Non-Controlled/Affiliated						$86,086	$86,662	0.82%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(21)(23) - LLC Interest						$303,997	$323,788
Total Investments in Joint Ventures						$303,997	$323,788	3.03%
Total Investments - Controlled/Affiliated						$303,997	$323,788	3.03%
Total Investment Portfolio						$20,464,154	$20,756,601	194.31%

Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)			4.18%		$265,742	$265,742	$265,742

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total Cash Equivalents					$265,742	$265,742	2.47%
Total Investment Portfolio and Cash Equivalents					$20,729,896	$21,022,343	196.78%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, or BBSY and the current contractual interest rate in effect at June 30, 2025. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 24.1% of total assets as calculated in accordance with regulatory requirements.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	$6,740	$10
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,282	(37)
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,801	(12)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	9,854	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	18,440	184
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	16,655	—
Accession Risk Management Group Inc	1st Lien Senior Secured Delayed Draw Loan	11,404	(19)
Accession Risk Management Group Inc	1st Lien Senior Secured Revolving Loan	2,903	(5)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,021	60
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	54,542	(1,649)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	8,935	(322)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	429	(7)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	11,100	—
Ares Secondaries PBN Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	—
Ares Secondaries PBN Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	4,948	—
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	112
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	3,700	(70)
Asdam Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,189	—
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	2,892	29
Associations Inc.	1st Lien Senior Secured Revolving Loan	423	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Atlas Intermediate III, L.L.C.	1st Lien Senior Secured Revolving Loan	11,025	(250)
Auditboard, Inc.	1st Lien Senior Secured Delayed Draw Loan	75,714	379
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	—
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	8,660	(161)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(325)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	10,393	(209)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	11,980	(266)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	17,626	(174)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	30,537	(301)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,587	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Boreal Bidco	1st Lien Senior Secured Delayed Draw Loan	5,129	(135)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
BradyplusUS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	286	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	9,561	—
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,536	—
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	16,460	(235)
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	18,341	(262)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	8,136	(65)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,428	(27)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	10,906	(183)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	2,561	(34)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	23,387	(195)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	—
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	877	1
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	5,786	(15)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,062	135
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,054	98
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	107
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	44
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	71
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(303)
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	(39)
Currahee Borrower Sub LLC	1st Lien Senior Secured Delayed Draw Loan	2,189	(5)
Daphne S.P.A.	1st Lien Senior Secured Delayed Draw Loan	4,688	(1,156)
Databricks Inc	1st Lien Senior Secured Delayed Draw Loan	30,597	(228)
Denali Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	19,988	200
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	998	(6)
Dwyer Instruments Inc	1st Lien Senior Secured Delayed Draw Loan	13,403	(106)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	16,526	(131)
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	17,850	(342)
Einstein Parent, Inc.	1st Lien Senior Secured Revolving Loan	9,745	(207)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	24,545	(196)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	(103)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,123	(141)
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(85)
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	1,227	—
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,558	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	446	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Enstall Group B.V.	1st Lien Senior Secured Delayed Draw Loan	1,316	(255)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	14,333	(272)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(121)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	28,345	(226)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	(166)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	(1)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	(226)
Formerra, LLC	1st Lien Senior Secured Revolving Loan	12,031	(207)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,080	—
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	5,347	—
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	3,443	—
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	46,796	(485)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	15,851	(102)
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,884	(42)
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	7,003	—
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	(36)
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,600	(13)
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	471	(1)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	24,123	241
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—
Inflexion BFVI Financing Limited	Other Secured Debt Delayed Draw Loan	26,158	(382)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	1,479	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	362	—
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	(52)
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,867	—
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	9
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	11,700	(58)
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,096	(35)
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	61,081	(305)
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	(77)
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	20,000	(290)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	8,000	(116)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(329)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	5,522	(128)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	8,840	(326)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	5,706	(94)
Madonna Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	13,597	136
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	9,231	(92)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	9,850	(98)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	5,374	(53)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	34,806	(278)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(111)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	6,114	(206)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	43,510	(941)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	5,484	—
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	6,072	—
NDT Global Holding Inc.	1st Lien Senior Secured Delayed Draw Loan	60,522	(599)
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	30,474	(302)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	11,482	(186)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	4,784	(78)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	215	—
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	86	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
NTH Degree Purchaser, Inc	1st Lien Senior Secured Delayed Draw Loan	30,800	(429)
NTH Degree Purchaser, Inc	1st Lien Senior Secured Revolving Loan	16,125	(224)
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	9
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	27,021	(134)
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	19,949	(99)
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	—
Oranje Holdco, Inc.	1st Lien Senior Secured Revolving Loan	4,657	—
Orthrus Limited	1st Lien Senior Secured Delayed Draw Loan	21,916	(376)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,160	(91)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(39)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	6,203	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	3,756	(81)
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	(153)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	8,513	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(3)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,853	—
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,820	—
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	9,290	—
Railpros Parent LLC	1st Lien Senior Secured Delayed Draw Loan	10,718	(106)
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	5,375	(53)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,413	1
Rockefeller Capital Management	1st Lien Senior Secured Delayed Draw Loan	15,000	(11)
RH Buyer, Inc.	1st Lien Senior Secured Revolving Loan	8,276	(142)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(73)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	198	(10)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(133)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	4,505	(47)
Royal Buyer, LLC	1st Lien Senior Secured Revolving Loan	6,533	—
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,863	(177)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	41,344	(1,064)
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	54,721	(235)
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	25,190	(108)
Sig Parent Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	14,432	(81)
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	3,045	(17)
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	24,424	(122)
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	27,425	(137)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(11)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(11)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,843	(9)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,720	(411)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	33,548	(494)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	5,000	(58)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	(2)
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	9,529	(58)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	2,070	—
Spruce Bidco II Inc.	1st Lien Senior Secured Revolving Loan	43,899	(758)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	29,305	(541)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(398)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	10,132	—
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	94	—
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	23,763	(345)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	22,484	(326)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	6,057	(50)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,688	(30)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(367)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	18,094	(217)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	11,390	(137)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	25,040	250
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	—
The One Group, LLC	1st Lien Senior Secured Revolving Loan	6,649	(200)
Time Manufacturing Holdings, LLC	1st Lien Senior Secured Revolving Loan	62	(11)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	(321)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(232)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,763	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	3,362	(12)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	32,878	(121)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	16,304	(60)
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	—
Trupanion Inc	1st Lien Senior Secured Revolving Loan	6,576	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	18,107	(404)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	27,162	(606)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	(308)
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	11,986	(119)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	4,746	(45)
Violin Finco Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,528	67
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
Vital Care Buyer, LLC	1st Lien Senior Secured Revolving Loan	13,271	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	11,127	(82)
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	5,934	(44)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,286	—
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Delayed Draw Loan	17,711	177
YA Intermediate Holdings II, LLC	1st Lien Senior Secured Revolving Loan	7,800	—
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,098	31
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	26,982	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	11,544	115
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	—
Total Non-Controlled/Non-Affiliated		$2,834,766	$(23,762)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$355	$—
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	1,915	—
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	928	—
Total Non-Controlled/Affiliated		$3,198	$—
Total		$2,837,964	$(23,762)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(9)The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(10)The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(11)The interest rate floor on these investments as of June 30, 2025 was 1.25%.
(12)The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(13)The interest rate floor on these investments as of June 30, 2025 was 1.75%.
(14)The interest rate floor on these investments as of June 30, 2025 was 2.00%.
(15)The interest rate floor on these investments as of June 30, 2025 was 2.25%.
(16)The interest rate floor on these investments as of June 30, 2025 was 2.50%.
(17)The interest rate floor on these investments as of June 30, 2025 was 3.00%.
(18)The interest rate floor on these investments as of June 30, 2025 was 3.25%.
(19)The interest rate floor on these investments as of June 30, 2025 was 3.75%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
(20)Loan was on non-accrual status as of June 30, 2025.
(21)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of June 30, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation (Southern Graphics Inc.)	$7,386	$—	$(57)	$—	$—	$7,329	$—
Southern Graphics Holdings LLC	3,069	—	—	594	—	3,663	—
Velocity Cayman Holding L.P. (Vialto Partners)	—	6,162	—	141	—	6,303	—
Velocity Cayman Holdings GP LLC (Vialto Partners)	—	—	—	—	—	—	—
Galaxy US Opco Inc (Vialto Partners)	—	12,408	(2,295)	649	—	10,762	621
Artemis Bidco Limited	—	6,611	—	6	—	6,617	—
Ark Newco Limited	—	10,210	—	10	—	10,220	—
Wash & Wax Systems LLC	—	14,505	(19)	19	—	14,505	—
Wash & Wax Holdings LLC	—	9,468	—	—	—	9,468	—
Wash & Wax Group LP	—	8,547	—	—	—	8,547	—
SLF V AD1 Holdings, LLC	9,514	—	—	(266)	—	9,248	—
Total Non-Controlled/Affiliated Investments	$19,969	$67,911	$(2,371)	$1,153	$—	$86,662	$621
Controlled/Affiliated Investments
ULTRA III, LLC	$320,350	$8,437	$(2,186)	$(2,812)	$—	$323,788	$23,613
Total Controlled/Affiliated Investments	$320,350	$8,437	$(2,186)	$(2,812)	$—	$323,788	$23,613
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

(22)These investments are not pledged as collateral under the Credit Facilities, the 2023 CLO Secured Notes, the 2024 CLO Secured Notes or the 2025 CLO Secured Debt.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $416,693, or 3.90% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CG Parent Intermediate Holdings, Inc.	Senior Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
BCPE Virginia HoldCo, Inc.	Senior Preferred Stock	December 14, 2023
Racing Point UK Holdings Limited	Ordinary Shares	July 9, 2024
OneTeam Partners, LLC	Preferred Equity-Class D Units	September 15, 2022
Creek Feeder, L.P.	LP Interest	December 16, 2024
CCI Topco, Inc.	Series B Preferred Stock	May 13, 2025

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
ULTRA III, LLC	LLC Interest	June 1, 2023

(24)Reflects a "last out" tranche of the portfolio company's senior term debt that was previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	587,736	British Pound	435,988	BNP PARIBAS	9/23/2025	$(11,239)
U.S. Dollars	2,675	Australian Dollars	4,150	BNP PARIBAS	9/23/2025	(60)
U.S. Dollars	84,032	Swedish Krona	794,275	Deutsche Bank AG	9/23/2025	(395)
U.S. Dollars	47,422	Euro	41,806	Deutsche Bank AG	9/23/2025	(2,112)
U.S. Dollars	62,838	British Pound	47,055	Deutsche Bank AG	9/23/2025	(1,807)
U.S. Dollars	3,238	Canadian Dollars	4,455	Goldman Sachs Bank USA	9/23/2025	(47)
U.S. Dollars	2,545	Euro	2,215	Goldman Sachs Bank USA	3/23/2026	(106)
U.S. Dollars	190,840	Euro	167,993	Goldman Sachs Bank USA	9/23/2025	(8,209)
U.S. Dollars	64,568	British Pound	48,354	Goldman Sachs Bank USA	9/23/2025	(1,862)
U.S. Dollars	23,057	Norwegian Krone	235,621	Goldman Sachs Bank USA	9/23/2025	(333)
U.S. Dollars	35,268	Singaporean Dollars	45,400	Goldman Sachs Bank USA	9/23/2025	(655)
U.S. Dollars	26,904	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	9/24/2025	266
U.S. Dollars	735,264	Euro	640,744	SMBC Capital Markets, Inc.	9/23/2025	(23,930)
U.S. Dollars	208,409	Australian Dollars	320,812	SMBC Capital Markets, Inc.	9/23/2025	(3,080)
U.S. Dollars	75,591	Canadian Dollars	103,177	SMBC Capital Markets, Inc.	9/23/2025	(456)
U.S. Dollars	27,079	Norwegian Krone	273,349	SMBC Capital Markets, Inc.	9/23/2025	(57)
U.S. Dollars	45,409	Swedish Krona	432,629	SMBC Capital Markets, Inc.	9/23/2025	(578)
U.S. Dollars	11,360	British Pound	8,402	SMBC Capital Markets, Inc.	9/23/2025	(183)
U.S. Dollars	130,686	British Pound	103,440	SMBC Capital Markets, Inc.	12/23/2026	(11,306)
Total						$(66,149)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(70)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	797
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	317
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,087
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,202
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,338
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	6,016
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	10,798
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	11,564
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	17,496
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	1,217
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	4,038
Total Interest Rate Swaps						$59,800
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		$11,100	$(27)	$(27)
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.62%	10/28/2031		81,695	81,496	81,496
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	AUD	3,614	2,428	2,237
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	AUD	5,421	(73)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	AUD	41,558	28,023	25,720
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	9.61%	5/3/2028		17,561	7,720	8,000
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.63%	5/3/2029		41,009	40,111	41,419
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.47%	5/3/2029		3,081	3,031	3,112
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(232)	(233)
Carbon Topco, Inc. (4)(9)	SF +	6.75% (incl 3.75% PIK)	11.17%	11/1/2030		72,110	70,708	70,707
Fastener Distribution Holdings, LLC (4)(6)(9)				11/4/2031		28,345	(280)	(277)
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	9.31%	11/4/2031		75,822	75,081	75,081
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(114)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		37,052	36,245	37,052
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		7,801	7,679	7,801
Goat Holdco LLC (5)(7)	SF +	3.00%	7.33%	12/10/2031		4,375	4,364	4,384
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(538)	—
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	11.97%	11/30/2029		202,524	198,716	202,825
							554,338	559,297	6.40%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		12,830	12,671	11,971
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		984	971	918
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		10,736	10,579	10,017
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026		976	963	910
							25,184	23,816	0.27%
Automobiles and Parts
Clarios Global LP (7)	SF +	2.50%	6.86%	5/6/2030		10,723	10,677	10,781
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		4,755	4,714	3,011
Foundation Automotive Corp (4)(5)(7)(18)	SF +	7.75% PIK		12/24/2027		15,156	15,032	9,597
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027		20,940	20,732	13,259
Foundation Automotive US Corp (4)(6)(7)(18)	SF +	7.75%		12/24/2027		2,701	782	810
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.41%	2/8/2027		40,181	40,000	40,181
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.56%	2/8/2027		8,436	8,398	8,436
							100,335	86,075	0.99%
Chemicals
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.36%	12/31/2029		18,130	17,946	18,292
							17,946	18,292	0.21%
Construction and Materials
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028	EUR	1,117	(23)	(77)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	9.31%	8/30/2028	EUR	66,970	71,315	64,756
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.59%	7/10/2031		123,991	122,823	125,148
Hobbs & Associates LLC (7)	SF +	3.25%	7.65%	7/23/2031		907	907	913
Hobbs & Associates LLC (7)	SF +	3.25%	7.61%	7/23/2031		9,091	9,070	9,152
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	9.18%	12/6/2027		1,052	1,065	1,051
NRO Holdings III Corp. (4)(6)(9)				7/15/2031		214	(4)	—
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.59%	7/15/2030		100	7	8
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.91%	7/15/2031		684	671	684
							205,831	201,635	2.31%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.93%	3/21/2028	AUD	57,095	36,246	33,048
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.82%	5/25/2027	SGD	45,400	32,957	33,059
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.22%	6/30/2027	56,763		56,763	55,821
Auctane Inc (4)(9)	SF +	5.75%	10.94%	10/5/2028	24,313		24,313	24,313
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	39,203		38,658	39,192
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	12,441		12,307	12,437
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	25,457		25,274	25,450
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.98%	6/16/2027	77,108		28,233	28,874
Corporation Service Company (8)	SF +	2.50%	6.86%	11/2/2029	1,662		1,627	1,672
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	46,751		46,530	46,751
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	26,258		26,130	26,258
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.71%	4/9/2029	24,995		24,514	24,680
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.82%	12/14/2029	18,426		18,197	18,611
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.80%	12/14/2029	1,638		1,125	1,163
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.77%	12/14/2029	2,184		104	131
KUEHG Corp. (8)	SF +	3.25%	7.84%	6/12/2030	2,386		2,381	2,414
Learning Care Group, Inc. (8)	SF +	4.00%	8.60%	8/11/2028	1,975		1,954	1,997
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.62%	3/12/2029	46,332		45,414	46,112
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.80%	3/12/2029	12,390		12,312	12,331
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.83%	5/18/2029	22,776		22,477	22,292
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	21,320		21,064	21,379
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	15,821		15,632	15,865
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	104,263		102,984	104,550
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175		(60)	—
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	10.06%	7/25/2028	31,069		16,690	16,783
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.89%	6/18/2029	362		360	362
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029	1,055		1,029	819
TruGreen Limited Partnership (9)	SF +	4.00%	8.46%	11/2/2027	8,487		8,423	8,285
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	26,854		26,854	23,103
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	15,850		15,848	13,635
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	1,016		1,016	874
							667,356	662,261	7.58%
Electricity
Hamilton Projects Acquiror, LLC (7)	SF +	3.00%	7.33%	5/31/2031	16,788		16,750	16,941
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	27,116		26,691	26,848
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.85%	6/26/2029	26,547		26,072	26,292
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	9.86%	12/31/2025	24,986		14,035	14,139
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.43%	6/27/2025	25,000		24,900	24,997
Thunder Generation Funding LLC (7)	SF +	3.00%	7.33%	10/3/2031	5,868		5,839	5,913
							114,287	115,130	1.32%
Electronic and Electrical Equipment
Dwyer Instruments Inc(4)(6)(9)				7/20/2029	13,403		(132)	(131)
Dwyer Instruments Inc(4)(6)(13)				7/20/2029	19,177		(187)	(187)
Dwyer Instruments Inc(4)(9)	SF +	4.75%	9.27%	7/20/2029	112,452		111,352	111,355
							111,033	111,037	1.27%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	13.93%	2/9/2027	22,478		22,322	22,568
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	9,925		9,800	9,925
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	4,837		4,721	4,885
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.37%	4/21/2028	4,208		1,021	1,152
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	25,805		25,392	25,805

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							63,256	64,335	0.74%
Food Producers
Aspire Bakeries Holdings LLC (7)	SF +	4.25%	8.61%	12/23/2030	7,299		7,263	7,381
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.46%	2/12/2029	11,279		6,625	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.46%	2/12/2029	88,894		87,742	88,894
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030	14,474		(139)	145
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.65%	10/2/2030	16,417		16,104	16,581
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.70%	10/2/2030	59,100		58,007	59,691
							175,602	179,459	2.05%
Gas, Water and Multi-utilities
Core & Main LP (5)(7)	SF +	2.00%	6.38%	2/9/2031	1,826		1,826	1,834
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	791		771	772
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.18%	8/13/2027	40,936		40,517	40,936
							43,114	43,542	0.50%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	8.09%	12/23/2031	6,207		6,145	6,191
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.16%	12/11/2028	27,303		26,982	25,389
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.40%	11/8/2029	74,250		72,749	74,105
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030	EUR	13,398	14,213	13,989
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030	EUR	72,123	76,509	75,300
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030	EUR	29,873	(1,138)	241
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030	EUR	26,139	(996)	211
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	4,209		4,118	4,175
Formerra, LLC (4)(6)(10)				11/1/2028	12,031		(249)	(96)
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	104,619		102,398	103,781
Marcone Group Inc (4)(9)	SF +	7.00%	11.67%	6/23/2028	11,861		11,791	11,147
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028	49,482		49,034	46,501
Marcone Group Inc (4)(9)	SF +	7.00%	11.74%	6/23/2028	4,362		4,336	4,099
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028	13,126		13,049	12,335
							378,941	377,368	4.32%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	8.30%	8/10/2029	CAD	23,866	4,133	4,243
123Dentist Inc (4)(5)(9)	C +	5.00%	8.30%	8/10/2029	CAD	56,771	43,361	39,584
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.84%	7/2/2031	158,606		156,397	158,908
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.25%	9.89%	7/2/2031	28,837		1,560	2,032
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	16,655		(232)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.61%	7/2/2031	53,243		52,807	53,345
Aspen Dental Management Inc. (8)	SF +	3.75%	8.22%	12/23/2027	3,302		3,245	3,252
Aspen Dental Management Inc. (7)	SF +	5.75%	10.11%	12/23/2027	854		860	859
Accelerated Health Systems LLC (8)	SF +	4.25%	8.73%	2/15/2029	7,871		7,857	6,104
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028	41,092		40,655	39,597
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.59%	6/11/2027	10,019		9,972	9,633
Charlotte Buyer Inc (8)	SF +	4.75%	9.20%	2/11/2028	23,755		22,855	23,928
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027	2,993		676	676
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	122,322		121,428	121,427
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	15,692		15,578	15,577
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027	1,000		708	354

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
Industrial Engineering

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.86%	10/2/2029	19,678		19,288	19,678
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.83%	4/3/2028	13,271		2,452	2,654
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.83%	4/2/2029	152,270		149,181	152,510
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.08%	11/22/2029	18,184		17,745	18,252
Rotation Buyer, LLC (4)(6)(9)				12/27/2031	17,062		(170)	(170)
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.08%	12/27/2031	8,731		1,869	1,869
Rotation Buyer, LLC (4)(9)	SF +	4.75%	9.08%	12/27/2031	66,540		65,876	65,876
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	EUR	4,779	4,986	4,289
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50% (incl 2.00% PIK)	11.31%	12/1/2027	1,000		476	365
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	11.49%	12/1/2027	12,133		12,000	10,653
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	EUR	8,416	9,408	7,553
TK Elevator US Newco Inc (5)(8)	SF +	3.50%	8.59%	4/30/2030	12,448		12,313	12,553
Wec US Holdings Inc (7)	SF +	2.25%	6.80%	1/27/2031	9,975		9,907	9,995
							305,331	306,077	3.50%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	121,353		116,459	116,634
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	EUR	25,605	26,597	25,496
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	10,262		894	920
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.33%	4/10/2029	60,360		59,054	59,341
							203,004	202,391	2.32%
Industrial Support Services
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	EUR	6,374	(257)	13
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.24%	2/8/2031	EUR	44,620	46,399	46,316
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,459		7,431	7,492
Argos Health Holdings, Inc. (4)(9)	SF +	6.25%	10.90%	12/6/2027	647		640	613
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl 4.00% PIK)	13.09%	10/31/2029	116,720		114,465	115,480
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445		(271)	(143)
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660		(171)	(171)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	74,189		72,720	72,720
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(387)	(346)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	18,189		2,183	2,210
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	149,954		146,528	146,749
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(88)	—
Captive Resources Midco LLC (4)(9)	SF +	4.75%	9.11%	7/2/2029	92,942		91,794	92,942
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(6)(10)(18)				1/15/2026	1,115		—	—
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(7)(18)	SF +	11.50% PIK		1/15/2026	422		422	422
Chartis Group LLC (4)(9)	SF +	4.50%	8.85%	9/17/2031	81,797		81,013	81,454
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040		(245)	(105)
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(140)	(62)
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736		(258)	107
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(237)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.61%	10/1/2029	80,280		78,706	81,083
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423		(39)	44
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	6.25%	10.90%	12/6/2027	808		800	766
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2031	30,682		(303)	(300)
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(127)	(127)
EIS Legacy Holdco, LLC (4)(9)	SF +	4.75%	9.30%	11/5/2031	64,432		63,802	63,802
Employbridge, LLC (9)	SF +	4.75%	9.62%	7/19/2028	9,707		9,675	6,450

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426		(272)	—
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(168)	—
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.86%	3/12/2031	101,182		99,391	101,182
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	9.34%	4/29/2029	13,769		13,547	12,306
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	10.11%	12/16/2030	188,878		186,766	190,767
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(126)	(39)
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.57%	9/22/2028	88,901		88,443	88,560
Madison Safety & Flow LLC (7)	SF +	3.25%	7.61%	9/26/2031	3,679		3,670	3,711
NBG Acquisition Corp. (4)(6)(9)	SF +	5.50%	9.93%	11/6/2028	2,876		2,120	2,018
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.93%	11/6/2028	3,325		3,281	3,188
NBG Acquisition Corp. (4)(9)	SF +	5.50%	10.24%	11/6/2028	21,118		21,029	20,251
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800		(600)	(442)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125		(306)	(231)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	101,621		99,694	100,162
PEX Holdings LLC (4)(7)	SF +	2.75%	7.08%	11/26/2031	15,000		14,963	15,094
PG Polaris BidCo Sarl (5)(7)	SF +	3.00%	7.33%	3/26/2031	11,967		11,951	12,080
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.52%	2/7/2031	7,463		7,446	7,536
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	8,939		8,828	8,939
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000		(85)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.01%	8/31/2028	44,100		43,548	44,100
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.02%	8/31/2028	23,538		9,087	9,297
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	70,318		69,750	70,318
Sedgwick Claims Management Services, Inc. (7)	SF +	3.00%	7.59%	7/31/2031	19,061		18,890	19,199
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	14,991		14,806	14,991
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	117,830		116,488	117,830
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(47)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	4.75%	9.18%	9/13/2028	42,668		42,089	42,668
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	4.75%	9.43%	9/13/2028	5,956		2,888	2,963
Transnetwork LLC (4)(8)	SF +	4.75%	9.08%	12/29/2030	72,578		71,747	73,122
TruckPro, LLC (4)(12)	SF +	7.75%	12.49%	8/16/2028	69,649		68,135	67,475
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	8,249		8,172	8,208
Vaco Holdings LLC (9)	SF +	5.00%	9.48%	1/21/2029	13,103		13,064	12,164
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029	89,237		86,225	86,561
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	19,820		(147)	(191)
YA Intermediate Holdings II, LLC (4)(6)(13)	P +	4.00%	11.50%	10/1/2031	9,750		441	393
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	47,568		47,339	47,109
							1,886,102	1,898,698	21.74%
Industrial Transportation
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)	E +	6.25%	8.94%	5/31/2029	EUR	11,245	3,404	3,495
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	EUR	8,096	8,522	8,387
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	EUR	22,264	23,436	23,066
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338		(163)	11
Truck-Lite Co, LLC (4)(6)(9)				2/13/2030	11,973		(204)	—
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.27%	2/13/2031	85,725		84,227	85,826
							119,222	120,785	1.38%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(8)	SF +	4.00%	9.08%	7/27/2028	6,912		6,834	6,984
Ascensus Holdings, Inc. (7)	SF +	3.00%	7.36%	8/2/2028	7,563		7,515	7,639
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	9.11%	6/3/2031	102,831		101,414	103,312
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	15,518		(223)	73
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539		(319)	—
DRW Holdings LLC (7)	SF +	3.50%	8.59%	6/26/2031	10,000		9,950	10,019

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Eisner Advisory Group LLC (8)	SF +	4.00%	8.36%	2/28/2031	6,002		5,949	6,078
Grant Thornton LLP (6)(7)				6/2/2031	380		—	1
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	6,860		6,860	6,870
June Purchaser LLC (6)(7)				11/28/2031	1,619		(6)	20
June Purchaser LLC (7)	SF +	3.25%	7.58%	11/28/2031	9,714		9,675	9,834
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	GBP	10,435	(267)	(254)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	GBP	51,131	64,985	62,764
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.11%	8/29/2031	16,300		5,003	5,081
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.08%	8/29/2031	6,100		755	783
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.11%	8/29/2031	27,600		27,337	27,463
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484		(102)	55
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.26%	9/4/2029	7,590		2,918	3,036
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,839		49,031	50,337
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.44%	11/17/2031	3,160		3,137	3,171
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	15,961	(354)	(346)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	EUR	30,652	31,887	31,206
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	GBP	34,325	43,016	42,227
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	80,984		79,582	79,581
Osaic Holdings Inc (7)	SF +	3.50%	7.86%	8/17/2028	11,793		11,752	11,856
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.08%	4/4/2031	69,825		69,195	69,734
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000		(112)	(20)
Summit Acquisition Inc (4)(7)	SF +	3.75%	8.08%	10/16/2031	17,500		17,415	17,631
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.71%	9/22/2028	GBP	22,553	26,785	28,650
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.20%	6/24/2031	GBP	93,262	117,236	117,793
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(76)	69
							696,772	701,647	8.03%
Leisure Goods
Jam City, Inc. (4)(10)	SF +	7.00%	11.59%	9/7/2027	1,966		1,957	1,986
							1,957	1,986	0.02%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	14,811		14,748	14,867
							14,748	14,867	0.17%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	12,521		12,380	12,521
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795		(147)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	53,939		53,262	53,939
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859		(189)	—
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,030		1,001	1,025
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.83%	10/29/2027	2,766		1,745	1,766
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.99%	10/29/2027	39,914		39,342	39,651
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	1,118		1,109	1,065
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	19,648		19,481	18,718
Global Music Rights, LLC (4)(6)(9)	SF +	4.75%	9.10%	12/20/2031	46,796		4,214	4,214
Global Music Rights, LLC (4)(9)	SF +	5.25% (incl 2.88% PIK)	9.60%	12/20/2031	439,167		434,796	434,794
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	11.59%	10/29/2029	6,604		6,455	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.14%	10/29/2029	GBP	15,493	18,879	19,590
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	EUR	2,540	2,737	2,658

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	EUR	3,048	3,192	3,189
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080		(129)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	11.59%	10/29/2029	30,478		29,811	30,783
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.64%	5/19/2031	12,087		11,812	12,029
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.98%	5/19/2031	GBP	73,522	91,290	91,583
LOCI Bidco Limited (4)(5)(6)(8)				5/19/2031	46,320		(1,106)	(225)
McGraw-Hill Education Inc (8)	SF +	4.00%	8.33%	8/6/2031	10,010		9,877	10,136
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.65%	7/26/2028	EUR	34,871	35,637	35,169
Renaissance Holding Corp. (8)	SF +	4.00%	8.36%	4/5/2030	7,900		7,764	7,891
							783,213	787,217	9.01%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.98%	2/23/2028	21,259		20,963	19,686
Bamboo US BidCo LLC (4)(6)(10)	SF +	5.25%	9.77%	9/30/2030	15,520		8,728	9,110
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(28)	(5)
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(29)	(5)
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(504)	—
Bamboo US BidCo LLC (4)(10)	E +	5.25%	8.25%	9/30/2030	EUR	63,105	65,172	65,377
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.77%	9/30/2030	83,371		81,391	83,223
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	23,581		(345)	(181)
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.00%	9.33%	8/7/2031	16,674		14,354	14,461
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.25%	8/7/2031	154,751		152,904	153,560
Femur Buyer, Inc. (4)(6)(10)	SF +	7.50%	11.86%	9/18/2029	13,350		515	218
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	12.60%	3/18/2030	142,359		139,373	139,567
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	8.25%	10/31/2030	EUR	63,783	65,912	67,269
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	110,940		108,126	112,050
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	61,964		60,981	62,583
PerkinElmer U.S. LLC (4)(6)(10)	SF +	5.00%	9.34%	3/13/2029	67,039		49,332	50,918
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	10.58%	5/12/2029	3,140		2,464	2,413
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.08%	5/12/2028	9,458		5,191	5,023
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.08%	5/12/2029	83,210		82,130	80,495
Resonetics, LLC (9)	SF +	3.25%	7.60%	6/18/2031	38,540		38,451	38,837
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025	14,798		8,057	3,275
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.18%	7/6/2029	125,455		123,229	124,215
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	1,738		1,730	1,759
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	15,762		15,684	15,955
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.83%	7/30/2031	90,262		89,414	90,262
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271		(125)	(1)
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.83%	2/28/2031	23,088		7,757	8,312
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506		(277)	—
Zeus Company LLC (4)(9)	SF +	5.50%	9.83%	2/28/2031	123,480		121,847	124,715
							1,262,397	1,273,091	14.58%
Non-life Insurance
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	10/30/2029	7,932		7,850	7,932
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	11/1/2029	39,250		39,037	39,250
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.34%	11/1/2029	14,125		14,125	14,125
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	4.75%	9.34%	11/1/2029	21,852		3,200	3,301
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	2,903		(11)	—
Acrisure LLC (7)	SF +	3.00%	7.36%	11/6/2030	20,058		20,047	20,116
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	21,337		21,201	21,337
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	12,271		12,265	12,271
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	43,278		43,255	43,278

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	10.09%	10/2/2028	5,177		4,855	4,952
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.11%	9/19/2031	18,698		18,547	18,769
AmWINS Group Inc (9)	SF +	2.25%	6.72%	2/19/2028	7,497		7,475	7,528
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.34%	12/29/2031	20,015		19,626	20,040
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.36%	6/13/2031	11,118		11,043	11,169
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028	5,017		394	420
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028	6,384		76	115
Galway Borrower LLC (4)(9)	SF +	4.50%	8.83%	9/29/2028	133,662		133,266	133,662
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.50%	7.83%	1/8/2032	3,509		3,500	3,500
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.11%	11/24/2028	14,317		4,015	4,145
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.86%	11/24/2028	31,964		31,714	31,964
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,789
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030	13,749		13,626	13,850
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	2,638		(22)	7
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	362		(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.51%	8/27/2028	65,028		64,658	65,194
Jones Deslauriers Insurance Management Inc. (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,470	15,319
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028	18,047		17,823	18,047
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.46%	10/14/2028	822		402	411
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028	7,114		7,033	7,114
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.48%	8/21/2031	15,223		258	258
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	3,045		(14)	(15)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.36%	8/21/2031	26,388		26,263	26,256
TIH Insurance Holdings LLC (7)	SF +	2.75%	7.08%	5/6/2031	6,129		6,115	6,157
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027	25,756		25,585	25,756
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027	6,576		(44)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027	20,423		20,278	20,423
USI Inc/NY (7)	SF +	2.25%	6.58%	9/29/2030	12,872		12,853	12,869
USI Inc/NY (7)	SF +	2.25%	6.58%	11/21/2029	1,924		1,924	1,923
							617,203	622,232	7.12%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029	9,685		(200)	(95)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.93%	12/7/2029	9,702		5,213	5,273
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.98%	12/7/2029	63,922		62,895	63,295
CVR CHC LP (4)(5)(7)	SF +	4.00%	8.35%	12/30/2027	5,417		5,371	5,372
							73,279	73,845	0.85%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	9.50%	12/27/2029	EUR	170,600	172,546	171,451
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.58%	6/27/2030	119,426		118,333	120,277
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(81)	—
Puma Buyer LLC (4)(8)	SF +	5.50%	9.93%	7/16/2029	60,760		57,870	60,760
SWF Holdings I Corp (6)(10)				12/19/2029	94		—	1
SWF Holdings I Corp (10)	SF +	4.50%	8.86%	12/19/2029	73		69	74
SWF Holdings I Corp (10)	SF +	4.00%	8.47%	10/6/2028	667		625	600
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	AUD	20,953	14,223	12,968
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	AUD	34,767	25,582	21,517
Vital Bidco AB (4)(5)(6)(10)	SF +	4.50%	8.86%	10/29/2030	16,892		3,793	3,793
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.83%	10/29/2031	97,895		95,984	95,985
							488,944	487,426	5.58%
Personal Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028	EUR	3,978	(106)	(362)
Daphne S.P.A. (4)(5)(7)	E +	6.75%	9.36%	5/23/2028	EUR	45,354	47,871	42,855

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Spanx, LLC (4)(6)(9)				11/18/2027	5,000		(50)	—
Spanx, LLC (4)(9)	SF +	5.25%	9.71%	11/20/2028	29,100		28,762	29,100
S&S Holdings LLC (8)	SF +	5.00%	9.36%	10/1/2031	11,970		11,792	11,966
							88,269	83,559	0.96%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031	68,762		67,599	68,915
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031	6,020		(29)	13
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031	127,562		126,951	127,844
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028	1,331		1,321	1,297
CPI Buyer, LLC (4)(6)(9)				10/30/2026	2,115		(17)	(30)
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028	24,703		24,478	24,068
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(362)	(362)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031	122,875		120,889	120,888
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.58%	12/4/2031	4,167		4,156	4,191
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028	EUR	8,400	(163)	—
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.39%	10/27/2028	EUR	82,300	80,711	85,263
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(126)	(121)
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	9.46%	11/15/2031	AUD	243,533	155,947	149,498
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030	15,036		14,947	14,714
							596,302	596,178	6.83%
Real Estate Investment and Services
Associations Finance, Inc. (4)(10)	SF +	6.50%	11.32%	7/3/2028	55,555		55,509	56,111
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.32%	7/3/2028	4,316		717	763
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.28%	7/3/2028	3,459		1,726	1,729
							57,952	58,603	0.67%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	8.13%	12/5/2029	EUR	21,626	22,770	22,405
Belron Finance 2019 LLC (8)	SF +	2.75%	7.27%	10/16/2031	14,106		14,072	14,258
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.40%	10/31/2029	427		87	92
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.52%	10/31/2029	14,496		14,370	14,496
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031	6,291		6,282	6,319
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	44,549		43,690	44,218
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	38,537		37,424	38,250
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.42%	7/28/2027	98,288		96,418	97,557
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028	15,275		15,212	15,244
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029	31,186		29,878	29,885
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.58%	8/31/2028	7,980		7,980	7,980
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029	15,393		15,332	15,442
							303,515	306,146	3.51%
Software and Computer Services
Acuris Finance US, Inc (7)	SF +	3.75%	8.08%	2/16/2028	8,362		8,242	8,427
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029	GBP	47,995	56,036	59,920
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029	GBP	91,991	110,265	114,847
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(109)	107
Artifact Bidco, Inc. (4)(8)	SF +	4.50%	8.83%	7/26/2031	45,788		45,359	46,230
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(24)	(1)
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(50)	(1)
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.39%	11/7/2029	39,600		38,800	39,503
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029	6,000		(121)	(15)
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.05%	11/7/2029	EUR	18,428	19,312	19,059
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.44%	11/7/2029	1,000		990	998
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714		(732)	379

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(282)	—
Auditboard, Inc. (4)(9)	SF +	4.75%	9.08%	7/14/2031	159,000		157,518	159,795
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	8.93%	5/22/2031	EUR	46,878	49,811	49,052
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324		(100)	—
Avalara, Inc. (4)(9)	SF +	6.25%	10.58%	10/19/2028	56,918		55,997	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.09%	8/15/2029	13,722		13,450	12,729
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	9.61%	5/14/2029	4,512		4,482	4,512
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	10.02%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	22,201		22,201	22,201
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	3,256		3,211	3,256
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	24,938		24,856	24,640
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(125)	(53)
Certinia Inc. (4)(10)	SF +	5.25%	9.74%	8/4/2030	52,071		51,026	51,561
Cloud Software Group Inc (8)	SF +	3.75%	8.08%	3/21/2031	4,789		4,789	4,810
Cloud Software Group Inc (8)	SF +	3.50%	7.83%	3/30/2029	13,835		13,276	13,893
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		6,881	7,607
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(151)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(108)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.09%	2/27/2030	79,378		78,006	80,172
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	EUR	9,441	9,835	9,976
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	EUR	6,742	7,190	7,124
Denali Bidco Limited (4)(5)(7)	SN +	5.75%	10.45%	8/29/2030	GBP	23,265	28,834	29,708
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	GBP	14,557	(340)	182
Denali Bidco Limited (4)(5)(7)	E +	5.25%	7.93%	8/29/2030	EUR	15,916	16,655	16,654
EasyPark Strategy AB (4)(5)(6)(8)				12/19/2031	EUR	34,030	(528)	(526)
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.65%	12/19/2031	EUR	73,844	75,383	75,361
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.68%	12/19/2031	NOK	231,454	19,912	20,034
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.27%	12/19/2031	45,034		44,362	44,362
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	10,431		10,337	10,535
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	8,681		8,603	8,768
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	33,323	41,482	41,809
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	14,938	18,587	18,742
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	49,854	61,683	62,550
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.86%	12/24/2029	64,093		63,296	64,734
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229		(44)	32
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.86%	12/24/2029	4,913		85	146
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	(50)
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.75%	9.23%	11/12/2030	3,857		495	495
HT Intermediary III, Inc. (4)(9)	SF +	4.75%	9.20%	11/12/2030	42,429		42,221	42,221
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	9.96%	11/3/2027	1,000		637	641
Huskies Parent, Inc. (4)(9)	SF +	5.50%	9.96%	11/3/2028	24,898		24,618	24,721
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.59%	12/1/2028	152,782		151,014	154,309
IRI Group Holdings, Inc. (4)(6)(13)	SF +	5.00%	9.36%	12/1/2027	9,023		1,701	1,805
Kona Buyer, LLC (4)(6)(9)	SF +	4.50%	9.13%	7/23/2031	33,256		6,307	6,959
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273		(322)	321
Kona Buyer, LLC (4)(9)	SF +	4.50%	9.13%	7/23/2031	113,129		112,069	114,220
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(145)	—
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(335)	(335)
Kryptona Bidco US, LLC (4)(7)	E +	5.75%	8.61%	12/18/2031	EUR	35,648	36,225	36,197
Kryptona Bidco US, LLC (4)(9)	SF +	5.75%	10.10%	12/18/2031	154,039		150,975	150,974
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	2,176		2,168	2,146

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
McAfee Corp (8)	SF +	3.00%	7.37%	3/1/2029	7,840		7,819	7,857
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.85%	10/30/2028	79,937		79,937	75,427
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(84)	(51)
Meralm Bidco AB (4)(5)(8)	E +	5.25%	8.64%	8/29/2031	EUR	32,844	35,785	33,701
Meralm Bidco AB (4)(5)(8)	SF +	5.25%	9.69%	8/29/2031	13,695		13,500	13,564
Meralm Bidco AB (4)(5)(8)	ST +	5.25%	8.33%	8/29/2031	SEK	413,484	39,690	37,016
Meralm Bidco AB (4)(5)(8)	N +	5.25%	9.99%	8/29/2031	NOK	263,366	24,479	22,921
Meralm Bidco AB (4)(5)(8)	E +	8.50%	11.89%	8/29/2031	EUR	46,695	50,875	47,891
Mitchell International, Inc. (8)	SF +	3.25%	7.61%	6/17/2031	9,975		9,929	9,993
NAB Holdings, LLC (8)	SF +	2.75%	7.08%	11/23/2028	2,909		2,906	2,929
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	8.14%	2/10/2028	1,775		1,768	1,206
New Era Technology, Inc. (4)(10)	SF +	6.25%	10.99%	10/31/2026	19,013		19,013	18,036
OEConnection LLC (9)	SF +	5.00%	9.36%	4/22/2031	67,288		66,682	67,162
OEConnection LLC (6)(9)				4/22/2031	11,741		(112)	(22)
OEConnection LLC (6)(9)				4/22/2031	7,338		(66)	(14)
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	9.33%	5/28/2030	205,136		202,366	205,668
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(342)	—
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657		(79)	(39)
Oranje Holdco, Inc. (4)(10)	SF +	7.75%	12.32%	2/1/2029	33,837		33,262	33,552
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	11.82%	2/1/2029	15,917		15,635	15,657
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	6,265		6,230	5,846
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(99)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.08%	10/17/2029	82,061		81,013	82,405
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.34%	9/19/2028	4,333		1,695	1,742
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.37%	9/19/2028	42,358		41,822	42,358
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.58%	10/26/2030	18,957		18,704	19,102
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.47%	3/10/2028	14,469		14,400	14,555
Proofpoint, Inc. (8)	SF +	3.00%	7.36%	8/31/2028	2,366		2,366	2,381
QBS Parent, Inc. (6)(9)				11/7/2031	3,820		(19)	(31)
QBS Parent, Inc. (9)	SF +	4.75%	9.27%	11/7/2031	36,180		36,003	36,135
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	7,236		7,167	7,236
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	39,638		39,150	39,638
Red Planet Borrower, LLC (8)	SF +	5.25%	9.61%	10/2/2028	2,188		2,103	2,196
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	—
Riley MergeCo LLC (4)(10)	SF +	5.50%	9.97%	9/23/2027	1,799		1,780	1,799
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	63,014		(619)	(608)
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	44,454		(429)	(429)
Severin Acquisition, LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.36%	10/1/2031	301,020		298,133	298,117
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.08%	2/16/2029	4,286		2,086	2,143
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.11%	2/16/2029	1,071		416	429
Smarsh Inc. (4)(9)	SF +	5.75%	10.08%	2/16/2029	17,143		16,935	17,143
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	EUR	16,592	9,228	9,178
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(51)	(46)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	EUR	41,812	44,636	42,700
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030	30,127		29,367	29,833
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.25%	3/10/2028	3,289		164	197
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.08%	3/10/2028	21,113		20,936	21,113
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	9.39%	3/10/2028	GBP	35,885	43,555	44,925
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031	9,878		9,868	9,960
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.25%	4/5/2029	18,948		18,704	18,948
Wave Distribution Holdings LLC (10)	SF +	3.50%	7.95%	3/5/2027	2,378		2,375	2,396

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.11%	9/28/2029	10,911		10,866	10,942
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.61%	11/26/2031	5,000		4,975	5,024
Zendesk Inc (4)(6)(9)				11/22/2028	39,321		(620)	—
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(233)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.33%	11/22/2028	160,987		158,911	160,987
							3,221,244	3,247,779	37.19%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.25%	2/1/2029	8,780		8,734	8,774
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.49%	1/27/2028	5,122		972	907
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028	44,646		43,933	43,403
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.23%	1/27/2028	2,318		2,318	2,253
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027	973		962	973
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027	2,526		2,499	2,526
							59,418	58,836	0.67%
Telecommunications Equipment
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029	18,242		18,201	18,407
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030	7,880		7,763	7,906
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029	55,978		54,978	55,057
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(114)	(105)
							80,828	81,265	0.93%
Telecommunications Service Providers
Directv Financing, LLC (9)	SF +	5.00%	9.85%	8/2/2027	7,360		7,274	7,398
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	2,912		2,890	2,912
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	1,143		1,133	1,143
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	13,707		13,580	13,707
							24,877	25,160	0.29%
Travel and Leisure
Artemis Bidco Limited (4)(5)(6)(7)(18)	SN +	6.00%		9/8/2028	GBP	2,437	315	189
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	7,749	10,099	6,990
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	4,509	5,909	4,068
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	4,676	6,126	4,219
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029	9,853		9,613	9,901
Havila Kystruten Operations AS (4)(5)(15)	E +	8.75% (incl 2.00% PIK)	11.82%	7/27/2026	EUR	19,254	21,342	20,894
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	AUD	3,579	417	351
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	AUD	32,211	21,202	19,107
IRB Holding Corp. (9)	SF +	2.50%	6.86%	12/15/2027	2,670		2,670	2,676
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031	5,522		(108)	(132)
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.37%	8/22/2030	14,733		1,196	892
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	10.02%	8/22/2031	94,534		91,998	92,276
Life Time, Inc. (7)	SF +	2.50%	7.03%	11/5/2031	3,318		3,310	3,335
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029	50,665		49,350	49,421
The One Group, LLC (4)(6)(7)				10/31/2028	6,649		(170)	(250)
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	12.96%	3/27/2028	140,024		137,830	141,425
UFC Holdings LLC (5)(7)	SF +	2.25%	6.77%	11/21/2031	2,105		2,103	2,119
							363,202	357,481	4.09%
Total First Lien Debt							$15,486,148	$15,523,726	177.74%

Second Lien Debt

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Health Care Providers
Charlotte Buyer Inc (4)(8)	SF +	8.25%	12.70%	8/11/2028		$535	$511	$532
							511	532	0.01%
Industrial Support Services
Galaxy US Opco Inc. (4)(5)(7)(18)	SF +	8.25%		4/29/2030		9,000	8,832	3,938
Sedgwick Claims Management Services, Inc. (4)(7)	SF +	5.00%	9.59%	7/30/2032		25,000	24,760	24,938
							33,592	28,876	0.33%
Total Second Lien Debt							$34,103	$29,408	0.34%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027		$53,265	$52,483	$52,644
							$52,483	$52,644	0.60%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC(4)(6)(16)				12/27/2029		9,355	(187)	(187)
Link Apartments Opportunity Zone REIT, LLC(4)(16)	SF +	7.50%	11.83%	12/27/2029		16,371	16,044	16,044
							15,857	15,857	0.18%
Total Other Secured Debt							$68,340	$68,501	0.78%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$15,520	$15,520	$15,520
							15,520	15,520	0.18%
Health Care Providers
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		323	319	320
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030		277	272	283
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		1,025	1,012	1,016
							1,603	1,619	0.02%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032		112	111	89
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032		202	198	161
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032		1,190	1,175	947
							1,484	1,197	0.01%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027		6,255	5,885	6,210
							5,885	6,210	0.07%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		8,946	8,909	8,946
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		3,416	3,402	3,416
							12,311	12,362	0.14%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.74%	4/29/2032	GBP	1,688	2,079	2,128
							2,079	2,128	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026		7,000	7,041	6,986
							7,041	6,986	0.08%
Total Unsecured Debt							$45,923	$46,022	0.53%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.33%	7/20/2037		$4,000	$4,000	$4,076

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

(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

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

ADDITIONAL INFORMATION
Foreign currency forward contracts

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	37,180	Euro	35,328	Deutsche Bank AG	3/21/2025	$454
U.S. Dollars	181,128	Euro	171,728	Goldman Sachs Bank USA	3/21/2025	2,608
U.S. Dollars	4,371	Euro	4,118	Goldman Sachs Bank USA	6/23/2025	68
U.S. Dollars	2,545	Euro	2,215	Goldman Sachs Bank USA	3/23/2026	193
U.S. Dollars	9,336	British Pound	7,414	Goldman Sachs Bank USA	3/21/2025	59
U.S. Dollars	2,893	British Pound	2,294	Goldman Sachs Bank USA	6/23/2025	24
U.S. Dollars	21,101	Norwegian Krone	235,621	Goldman Sachs Bank USA	6/23/2025	402
U.S. Dollars	34,141	Singaporean Dollars	45,400	Goldman Sachs Bank USA	6/23/2025	651
U.S. Dollars	181,862	Australian Dollars	285,419	SMBC Capital Markets, Inc.	3/21/2025	5,196
U.S. Dollars	22,142	Australian Dollars	32,855	SMBC Capital Markets, Inc.	6/23/2025	1,797
U.S. Dollars	44,863	Canadian Dollars	63,603	SMBC Capital Markets, Inc.	3/21/2025	494
U.S. Dollars	325,846	Euro	306,562	SMBC Capital Markets, Inc.	3/21/2025	7,156
U.S. Dollars	107,880	Euro	96,430	SMBC Capital Markets, Inc.	6/23/2025	7,108
U.S. Dollars	99,148	Euro	87,833	SMBC Capital Markets, Inc.	9/23/2025	6,860
U.S. Dollars	375,774	British Pound	296,306	SMBC Capital Markets, Inc.	3/21/2025	5,046
U.S. Dollars	26,734	Norwegian Krone	283,987	SMBC Capital Markets, Inc.	6/23/2025	1,786
U.S. Dollars	43,783	Swedish Kroner	445,859	SMBC Capital Markets, Inc.	6/23/2025	3,101
Total						$43,003

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(36)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(335)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(127)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,288)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	182
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	58
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(8,739)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	(1,225)
Total Interest Rate Swaps						$(11,510)
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

The Company offers on a continuous basis up to $15.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer” or “HPS Securities”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. The Company also engages in private offerings of Common Shares. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company.

On July 1, 2025, BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the "HPS/BlackRock Transaction"). See “Note 12. Subsequent Events”.
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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND CLO 2025-4 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of June 30, 2025 and December 31, 2024, there was $0.0 million and $10.6 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and December 31, 2024, there was $56.2 million and $0.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of June 30, 2025 and December 31, 2024, $0.0 million and $10.6 million, respectively, of collateral was invested in a money market fund.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded non-recurring interest income of $4.2 million and $9.5 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2024, the Company recorded non-recurring interest income of $13.9 million and $36.3 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company had certain investments in ten and eight portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2025, the Company recorded $14.3 million and $26.0 million, respectively, of dividend income, of which, $1.2 million and $2.3 million, respectively, relate to PIK dividends. For the three and six months ended June 30, 2024, the Company recorded $7.6 million and $10.2 million, respectively, of dividend income, of which, $1.0 million and $1.7 million, respectively, relate to PIK dividends.
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
For the three and six months ended June 30, 2025, the Company accrued $3.2 million and $3.4 million of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2024, the Company accrued $0.6 million and $0.6 million of U.S. federal excise tax, respectively.
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement

On June 30, 2023, the Company entered into an investment advisory agreement with the Adviser and HPS in connection with a corporate reorganization of the investment advisory operations with respect to the Company. On November 27, 2024, the Company entered into a second amended and restated investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

The Investment Advisory Agreement was effective for an initial one-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Trustees who are not “interested persons” of the Company, the Adviser, or of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (the “Independent Trustees”). The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Investment Advisory Agreement was renewed and approved by the Board, on May 13, 2024, for a one-year period ending on June 30, 2025. The Investment Advisory Agreement was most recently approved by the Board on October 22, 2024 and renewed on November 27, 2024.

The closing of the HPS/BlackRock Transaction will result in the automatic termination of the Investment Advisory Agreement under the 1940 Act. Accordingly, the Board approved a new investment advisory agreement between the Company and the Adviser (the “New Investment Advisory Agreement”), which will replace the Investment Advisory Agreement and become effective at the closing of the HPS/BlackRock Transaction. During a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the New Investment Advisory Agreement.

Our investment strategy and team, including our executive officers, are expected to remain materially unchanged, and the HPS/BlackRock Transaction is not expected to have a material impact on our operations. All material terms remain unchanged from the Investment Advisory Agreement to the New Investment Advisory Agreement, including the management and incentive fees payable by the Company, except as otherwise described in the proxy statement mailed to the Company’s shareholders.

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

For the three and six months ended June 30, 2025, base management fees were $32.6 million and $61.8 million, respectively. For the three and six months ended June 30, 2024, base management fees were $21.2 million and $39.5 million, respectively. As of June 30, 2025 and December 31, 2024, $11.2 million and $9.4 million, respectively, were payable to the Adviser related to management fees.
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

For the three and six months ended June 30, 2025, income based incentive fees were $38.2 million and $71.9 million, respectively. For the three and six months ended June 30, 2024, income based incentive fees were $27.0 million and $52.6 million, respectively. As of June 30, 2025 and December 31, 2024, $38.2 million and $32.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2025, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $(6.9) million and $(12.9) million, respectively. For the three and six months ended June 30, 2024, capital gains incentive fees accrued were $3.6 million and $9.5 million, respectively. As of June 30, 2025 and December 31, 2024, the Company accrued $0.0 million and $12.9 million, respectively, of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
Administration Agreement

On January 20, 2022, the Company entered into an administration agreement (subsequently amended and restated on November 27, 2024 and as further amended and/or restated from time to time, the “Administration Agreement”), with the Administrator under which the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in the Investment Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

For the three and six months ended June 30, 2025, the Company incurred $1.2 million and $2.8 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $1.7 million, respectively, in expenses under the Administration Agreement. As of June 30, 2025 and December 31, 2024, there was $2.5 million and $4.0 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.7 million and $1.4 million attributable to Class D shares, respectively, $6.3 million and $12.1 million attributable to Class F shares, respectively, and $1.3 million and $2.3 million attributable to Class S shares, respectively. For the three and six months ended June 30, 2024, the Company incurred shareholder servicing and/or distribution fees of $0.6 million and $1.1 million attributable to Class D shares, respectively, $4.7 million and $9.0 million attributable to Class F shares, respectively, and $0.4 million and $0.6 million attributable to Class S shares, respectively. As of June 30, 2025 and December 31, 2024, there was $2.8 million and $2.5 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.
Expense Support and Conditional Reimbursement Agreement

On June 30, 2023, the Company and the Adviser entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (as further amended and/or restated from time to time, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (as defined hereafter) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV. The Adviser may elect to pay an additional portion of the Company’s expenses from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met.

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

For the three and six months ended June 30, 2025 and 2024, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$19,823,930	$20,093,939	96.80%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,656	26,904	0.13	35,984	31,340	0.19
Other secured debt	97,771	98,846	0.48	68,340	68,501	0.42
Unsecured debt	48,320	47,755	0.23	45,923	46,022	0.29
Structured finance investments	70,981	72,464	0.35	72,893	75,392	0.47
Investments in joint ventures	303,997	323,788	1.56	297,747	320,350	1.99
Equity investments	92,499	92,905	0.45	58,737	60,471	0.37
Total	$20,464,154	$20,756,601	100.00%	$16,071,078	$16,131,256	100.00%
The industry composition of investments at fair value was as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$993,731	4.79%	$559,297	3.47%
Alternative Energy	23,124	0.11	23,816	0.15
Asset Based Lending and Fund Finance	101,395	0.49	52,644	0.33
Automobiles and Parts	85,410	0.41	86,075	0.53
Chemicals	28,026	0.14	18,292	0.11
Construction and Materials	214,700	1.03	201,635	1.25
Consumer Services	819,067	3.95	710,693	4.41
Electricity	179,647	0.87	115,563	0.72
Electronic and Electrical Equipment	113,396	0.55	111,037	0.69
Finance and Credit Services	65,637	0.32	64,335	0.40

Food Producers	381,629	1.84	179,459	1.11
Gas, Water and Multi-utilities	40,321	0.19	43,542	0.27
General Industrials	452,099	2.18	377,368	2.34
Health Care Providers	1,895,175	9.13	1,771,772	10.98
Household Goods and Home Construction	2,876	0.01	6,589	0.04
Industrial Engineering	317,932	1.53	306,077	1.90
Industrial Metals and Mining	207,236	1.00	202,391	1.25
Industrial Support Services	2,165,671	10.43	1,940,379	12.03
Industrial Transportation	139,414	0.67	120,785	0.75
Investment Banking and Brokerage Services	1,046,995	5.04	701,647	4.35
Investments in Joint Ventures	323,788	1.56	320,350	1.99
Leisure Goods	721	0.00	1,986	0.01
Life Insurance	14,732	0.07	14,867	0.09
Media	809,390	3.90	789,402	4.89
Medical Equipment and Services	1,779,160	8.57	1,274,288	7.90
Non-life Insurance	631,059	3.04	628,442	3.90
Oil, Gas and Coal	192,891	0.93	73,845	0.46
Personal Care, Drug and Grocery Stores	510,476	2.46	487,426	3.02
Personal Goods	79,046	0.38	83,559	0.52
Pharmaceuticals and Biotechnology	1,089,867	5.25	605,178	3.75
Real Estate Investment and Services	93,181	0.45	86,822	0.54
Retailers	393,209	1.89	306,146	1.90
Software and Computer Services	4,424,772	21.33	3,249,907	20.14
Structured Finance	72,464	0.35	75,392	0.47
Technology Hardware and Equipment	60,791	0.29	58,836	0.36
Telecommunications Equipment	62,803	0.30	81,265	0.50
Telecommunications Service Providers	329,571	1.59	32,146	0.20
Travel and Leisure	615,199	2.96	368,003	2.28
Total	$20,756,601	100.00%	$16,131,256	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$16,822,686	$16,872,572	81.29%	157.96%
United Kingdom	1,402,914	1,521,636	7.33	14.24
Sweden	517,071	546,243	2.63	5.11
Australia	313,176	309,438	1.49	2.90
Spain	208,721	235,403	1.13	2.20
France	219,298	233,695	1.13	2.19
Germany	203,696	222,658	1.07	2.08
Austria	148,750	167,850	0.81	1.57
Belgium	163,911	164,041	0.79	1.54
Italy	142,332	151,749	0.73	1.42
Canada	146,409	144,367	0.70	1.35
Czech Republic	54,799	61,863	0.30	0.58
Taiwan	48,624	48,590	0.23	0.45
Singapore	33,076	35,174	0.17	0.33
Norway	21,555	24,102	0.12	0.23
Luxembourg	11,893	11,954	0.06	0.11
Ireland	2,959	2,977	0.01	0.03
Netherlands	2,284	2,289	0.01	0.02
Total	$20,464,154	$20,756,601	100.00%	194.31%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$13,526,427	$13,615,550	84.40%	155.90%
United Kingdom	963,353	970,468	6.02	11.11
Sweden	403,151	394,051	2.44	4.51
Australia	283,869	264,325	1.64	3.03
Spain	207,908	206,399	1.28	2.36
France	135,592	133,330	0.83	1.53
Italy	128,313	127,756	0.79	1.46
Germany	115,723	116,321	0.72	1.33
Austria	88,588	89,741	0.56	1.03
Canada	90,609	86,461	0.54	0.99
Taiwan	47,223	46,563	0.29	0.53
Singapore	32,957	33,059	0.20	0.38
Norway	21,342	20,894	0.13	0.24
Belgium	14,072	14,258	0.09	0.16
Luxembourg	11,951	12,080	0.07	0.14
Total	$16,071,078	$16,131,256	100.00%	184.70%
As of June 30, 2025 and December 31, 2024, the Company had certain investments in ten and eight portfolio companies on non-accrual status, respectively, which represented 0.57% and 0.70% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.
As of June 30, 2025 and December 31, 2024, on a fair value basis, 99.5% and 99.3% of performing debt investments bore interest at a floating rate and 0.5% and 0.7%, of performing debt investments bore interest at a fixed rate, respectively.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,795,707	$18,298,232	$20,093,939
Second lien debt	—	—	26,904	26,904
Other secured debt	—	—	98,846	98,846
Unsecured debt	—	13,266	34,489	47,755
Structured finance investments	—	72,402	62	72,464
Equity investments	—	48	92,857	92,905
Total investments	—	1,881,423	18,551,390	20,432,813
Investments measured at NAV(1)	—	—	—	323,788
Total	$—	$1,881,423	$18,551,390	$20,756,601
Cash equivalents	$265,742	$—	$—	$265,742

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,175,758	$14,353,422	$15,529,180
Second lien debt	—	—	31,340	31,340
Other secured debt	—	—	68,501	68,501
Unsecured debt	—	13,196	32,826	46,022
Structured finance investments	—	75,392	—	75,392
Equity investments	—	—	60,471	60,471
Total investments	—	1,264,346	14,546,560	15,810,906
Investments measured at NAV(1)	—	—	—	320,350
Total	$—	$1,264,346	$14,546,560	$16,131,256
Cash equivalents	$155,290	$—	$—	$155,290
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$16,389,749	$27,030	$64,252	$33,757	$—	$72,559	$16,587,347
Purchases of investments(1)	2,274,861	—	39,012	1,195	62	21,904	2,337,034
Proceeds from principal repayments and sales of investments	(441,596)	—	(5,416)	—	—	—	(447,012)
Accretion of discount/amortization of premium	16,675	8	178	5	—	—	16,866
Net realized gain (loss)	(13,933)	—	—	—	—	—	(13,933)
Net change in unrealized appreciation (depreciation)	149,140	(134)	820	(468)	—	(1,570)	147,788
Transfers into Level 3(2)	4,661	—	—	—	—	—	4,661
Transfers out of Level 3(2)	(81,325)	—	—	—	—	(36)	(81,361)
Fair value, end of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$143,377	$(134)	$820	$(468)	$—	$(1,570)	$142,025

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$—	$60,471	$14,546,560
Purchases of investments(1)	4,515,705	—	39,901	2,334	62	33,830	4,591,832
Proceeds from principal repayments and sales of investments	(693,476)	(4,470)	(10,832)	—	—	(716)	(709,494)
Accretion of discount/amortization of premium	33,516	16	361	10	—	—	33,903
Net realized gain (loss)	(27,037)	(4,874)	—	—	—	588	(31,323)
Net change in unrealized appreciation (depreciation)	230,821	4,892	915	(681)	—	(1,281)	234,666
Transfers into Level 3(2)	—	—	—	—	—	—	—
Transfers out of Level 3(2)	(114,719)	—	—	—	—	(35)	(114,754)
Fair value, end of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$221,204	$18	$915	$(681)	$—	$(917)	$220,539
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

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

	June 30, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$14,755,694	Yield analysis	Discount rate	6.05%	22.64%	10.09%
	67,419	Discounted cash flow	Discount rate	9.00%	20.00%	12.80%
			Exit multiple	2.90x	11.57x	10.61x
	16,204	Recovery analysis	Recovery rate	6.75%	100.00%	42.08%
Investments in second lien debt	24,972	Yield analysis	Discount rate	9.33%	9.33%	9.33%
	1,932	Discounted cash flow	Discount rate	9.00%	9.00%	9.00%
Investments in other secured debt	42,036	Yield analysis	Discount rate	11.41%	11.41%	11.41%
Investments in unsecured debt	34,113	Yield analysis	Discount rate	13.12%	15.00%	14.55%
	377	Recovery analysis	Recovery rate	25.07%	25.07%	25.07%
Investments in preferred equity	40,228	Yield analysis	Discount rate	7.90%	15.00%	13.96%
Investments in common equity	16,561	Discounted cash flow	Discount rate	7.80%	20.00%	12.83%
			Exit multiple	5.00x	9.50x	8.08x

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$9,059,762	Yield analysis	Discount rate	7.69%	33.16%	10.23%
	54,259	Discounted cash flow	Discount rate	13.80%	16.00%	15.26%
			Exit multiple	2.90x	10.00x	8.46x
	29,952	Recovery analysis	Recovery rate	22.13%	100.00%	59.81%
Investments in second lien debt	3,938	Discounted cash flow	Discount rate	8.80%	8.80%	8.80%
			Exit multiple	11.50x	11.50x	11.50x
	2,464	Yield analysis	Discount rate	12.04%	12.77%	12.20%
Investments in other secured debt	52,644	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	32,827	Yield analysis	Discount rate	10.52%	17.99%	14.58%
Investments in preferred equity	37,443	Yield analysis	Discount rate	12.19%	15.00%	14.66%
Investments in common equity	13,016	Discounted cash flow	Discount rate	8.00%	13.61%	12.33%
			Exit multiple	7.85x	7.85x	7.85x
(1)As of June 30, 2025, included within the fair value of Level 3 assets of $18,551,390 is an amount of $3,551,854 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $14,546,560 is an amount of $5,260,255 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2025 and December 31, 2024, had they been accounted for at fair value:
Debt

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$348,883	$348,883	$683,184	$683,184
HLEND B Funding Facility	773,696	773,696	955,572	955,572
HLEND C Funding Facility	487,500	487,500	487,500	487,500
HLEND D Funding Facility	760,197	760,197	830,343	830,343
HLEND E Funding Facility	864,585	864,585	642,800	642,800
Revolving Credit Facility	1,058,922	1,058,922	1,186,264	1,186,264
November 2025 Notes(1)	169,752	171,588	169,403	174,101
November 2027 Notes(1)	154,959	165,709	153,652	166,551
March 2026 Notes(1)	275,725	280,656	274,866	284,394
March 2028 Notes(1)	124,476	132,726	121,989	133,054
September 2027 Notes(1)	75,767	80,244	74,649	80,748
September 2028 Notes(1)	253,651	274,158	248,111	274,528
January 2029 Notes(1)	546,908	569,723	530,894	565,224
September 2029 Notes(1)	402,988	407,852	390,055	407,636
January 2028 Notes(1)	751,541	752,123	—	—
April 2032 Notes(1)	504,498	498,330	—	—
June 2027 Notes(1)	397,202	400,140	—	—
June 2030 Notes(1)	496,306	499,505	—	—
2023 CLO Secured Notes(1)	320,155	320,155	320,018	320,018
2024 CLO Secured Notes(1)	378,957	378,957	376,280	376,280
2025 CLO Secured Debt(1)	845,261	845,261	—	—
Total	$9,991,929	$10,070,910	$7,445,580	$7,568,197
(1)As of June 30, 2025 and December 31, 2024, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt (each as defined below), as applicable, are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	June 30, 2025		December 31, 2024
	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(178)	$(70)	$(562)	$(36)
November 2027 Notes	(838)	797	(1,013)	(335)
March 2026 Notes	(592)	317	(1,007)	(127)
March 2028 Notes	(611)	1,087	(723)	(1,288)
September 2027 Notes	(435)	1,202	(533)	182
September 2028 Notes	(1,687)	5,338	(1,947)	58
January 2029 Notes	(9,108)	6,016	(10,367)	(8,739)
September 2029 Notes	(7,810)	10,798	(8,721)	(1,225)
January 2028 Notes	(10,023)	11,564	—	—
April 2032 Notes	(12,998)	17,496	—	—
June 2027 Notes	(4,015)	1,217	—	—
June 2030 Notes	(7,732)	4,038	—	—
2023 CLO Secured Notes	(2,845)	—	(2,982)	—
2024 CLO Secured Notes	(21,043)	—	(23,718)	—
2025 CLO Secured Debt	(4,739)	—	—	—
Total	$(84,654)	$59,800	$(51,573)	$(11,510)

The following table presents the fair value hierarchy of the Company’s debt obligations as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	3,127,673	972,860
Level 3	6,943,237	6,595,337
Total	$10,070,910	$7,568,197

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the three and six months ended June 30, 2025, the average notional exposure for foreign currency forward contracts were $2,258.2 million and $2,007.3 million, respectively, and the average notional exposure for interest rate swaps were $3,312.5 million and $3,037.5 million, respectively. During the three and six months ended June 30, 2024, the average notional exposure for foreign currency forward contracts were $997.1 million and $847.1 million, respectively, and the average notional exposure for interest rate swaps were $1,537.5 million and $1,416.1 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$266	$—	$266	$26,904
Interest rates swaps	—	59,870	—	59,870	3,902,500
Total derivative assets, at fair value	$—	$60,136	$—	$60,136	$3,929,404

Derivative Liabilities
Foreign currency forward contracts	$—	$(66,415)	$—	$(66,415)	$2,338,017
Interest rate swaps	—	(70)	—	(70)	85,000
Total derivative liabilities, at fair value	$—	$(66,485)	$—	$(66,485)	$2,423,017

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$43,003	$—	$43,003	$1,520,726
Interest rate swaps	—	240	—	240	325,000
Total derivative assets, at fair value	$—	$43,243	$—	$43,243	$1,845,726

Derivative Liabilities
Interest rate swaps	$—	$(11,750)	$—	$(11,750)	$1,512,500
Total derivative liabilities, at fair value	$—	$(11,750)	$—	$(11,750)	$1,512,500

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(85,050)	$4,754
Realized gain (loss) on foreign currency forward contracts	$(70,095)	$(2,821)

	Six Months Ended June 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(109,152)	$17,248
Realized gain (loss) on foreign currency forward contracts	$(104,374)	$(2,654)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

			June 30, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$21,534	$—	$21,534	$(19,594)	$1,940
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,016	$—	$6,016	$(5,840)	$176
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$32,320	$(70)	$32,250	$(30,730)	$1,520
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(11,299)	$(11,299)	$—	$(11,299)
Deutsche Bank AG	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(4,314)	$(4,314)	$—	$(4,314)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(11,212)	$(11,212)	$—	$(11,212)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$266	$(39,590)	$(39,324)	$—	$(39,324)

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$4,005	$—	$4,005	$—	$4,005
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$38,544	$—	$38,544	$—	$38,544
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$454	$—	$454	$—	$454
Goldman Sachs Bank USA	Interest rate swaps	Derivative liabilities, at fair value	$240	$(3,011)	$(2,771)	$2,210	$(561)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(8,739)	$(8,739)	$8,390	$(349)
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

The table below presents the carrying value of unsecured borrowings as of June 30, 2025 and December 31, 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	June 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$3,991,418	$27,983	$1,802,092	$(38,729)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 206.7% and 216.3%, respectively.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.
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
As of each of June 30, 2025 and December 31, 2024, the Company had five SPV Financing Facilities, as discussed below.
HLEND A Funding Facility

On February 3, 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (as amended, the “HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. On May 15, 2025, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $800 million to $1,250 million, adjust the applicable margin, and extend the stated maturity and commitment termination date of the HLEND A Funding Facility.
Loans under the HLEND A Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances then in effect, plus an applicable margin that is a blended rate based on the percentage of the aggregate outstanding balance that are liquid loans, subject to a floor of 1.90%. On or after the amortization period commencing on May 11, 2028, the applicable margin on any remaining outstanding advances will be increased by 0.10% per annum.

As of June 30, 2025, the maximum borrowing capacity under the HLEND A Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires on May 11, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by May 15, 2030.
HLEND B Funding Facility

On July 19, 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (as amended, the “HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On January 25, 2024, HLEND B entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND B Funding Facility from $1,000 million to $1,250 million.

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

As of June 30, 2025, the maximum borrowing capacity under the HLEND B Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on January 25, 2027 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 25, 2029.
HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian (as amended, the “HLEND C Funding Facility”). On June 22, 2023, HLEND C entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND C Funding Facility from $400 million to $750 million. On November 8, 2024, HLEND C entered into a further amendment to, among other things, decrease the applicable margin. The Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Funding Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 2.30% per annum. On or after the anticipated repayment date of January 11, 2030, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of June 30, 2025, the maximum borrowing capacity under the HLEND C Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2030.
HLEND D Funding Facility

On March 31, 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (as amended, the “HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as the collateral agent. On November 21, 2024, HLEND D entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND D Funding Facility from $500 million to $1,000 million and decrease the applicable margin.

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

As of June 30, 2025, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
HLEND E Funding Facility

On March 28, 2024, HLEND E, as borrower, and the Company, as equity holder and as collateral manager, entered into a SPV Financing Facility with the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian (as amended, the “HLEND E Funding Facility”). On November 18, 2024, HLEND E entered into an amendment to, among other things, decrease the applicable spread. On April 17, 2025, HLEND E entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND E Funding Facility from $1,000 million to $1,500 million, extend the scheduled reinvestment period end date and facility maturity date, and include a swingline sub-facility of up to $200 million.

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

As of June 30, 2025, the maximum borrowing capacity under the HLEND E Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

Revolving Credit Facility

On June 23, 2022, the Company, as borrower, entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility,” and together with the HLEND A Funding Facility, the HLEND B Funding Facility, the HLEND C Funding Facility, the HLEND D Funding Facility, and the HLEND E Funding Facility, the “Credit Facilities”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”). On April 29, 2025, the Company entered into an amendment to, among other things, increase the aggregate commitments of the Lenders, extend the Commitment Termination Date and Maturity Date (each as defined below), increase the accordion provision, reduce the applicable margin, reduce the commitment fee and increase the swingline limit.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.525% to 0.775% plus an “alternate base rate” in the case of any alternative base rate loan (“ABR Loan”) and 1.525% to 1.775% plus the Adjusted Term SOFR Rate (including any applicable credit adjustment spread) in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.525% to 1.775%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain local rates consistent with market standards. The Company also pays a fee of 0.325% on average daily undrawn amounts under the Revolving Credit Facility.
The maximum borrowing capacity of the Revolving Credit Facility is $2,050 million (increased from $1,625 million to $1,975 million on April 29, 2025, and further increased on June 26, 2025, from $1,975 million to $2,050 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $2,962.5 million subject to the satisfaction of certain conditions.
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
The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $275 million limit for swingline loans.
The availability period under the Revolving Credit Facility will terminate on April 29, 2029 (the “Commitment Termination Date”), and the Revolving Credit Facility will mature on April 29, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

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

144A Unsecured Notes

The Company issued unsecured notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes, April 2032 Notes, June 2027 Notes and June 2030 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

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

June 2027 Notes

On June 5, 2025, the Company issued $400.0 million aggregate principal amount of 5.30% notes due in 2027 (the “June 2027 Notes”) pursuant to a fifth supplemental indenture, dated as of June 5, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The June 2027 Notes will mature on June 5, 2027 and bear interest at a rate of 5.30% per year payable semi-annually on June 5 and December 5 of each year, commencing on December 5, 2025.

In connection with the June 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.30% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.54% per annum on $400.0 million of the June 2027 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

June 2030 Notes

On June 5, 2025, the Company issued $500.0 million aggregate principal amount of 5.85% notes due in 2030 (the “June 2030 Notes”) pursuant to a sixth supplemental indenture, dated as of June 5, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The June 2030 Notes will mature on June 5, 2030 and bear interest at a rate of 5.85% per year payable semi-annually on June 5 and December 5 of each year, commencing on December 5, 2025.

In connection with the June 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of 3-month Term

SOFR plus 2.1475% per annum on $500.0 million of the June 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
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

The following table presents information on the 2023 Debt Securitization as of June 30, 2025:

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

The following table presents information on the 2024 Debt Securitization as of June 30, 2025:

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

The following table presents information on the 2025 CLO Debt Securitization as of June 30, 2025:

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of each of June 30, 2025 and December 31, 2024, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,250,000	$348,883	$348,883	$901,117	$626,113
HLEND B Funding Facility(3)	1,250,000	773,696	773,696	476,304	254,206
HLEND C Funding Facility	750,000	487,500	487,500	262,500	23,242
HLEND D Funding Facility(3)	1,000,000	760,197	760,197	239,803	191,277
HLEND E Funding Facility(3)	1,500,000	864,585	864,585	635,415	279,497
Revolving Credit Facility(3)	2,050,000	1,058,922	1,058,922	991,078	991,078
November 2025 Notes(4)	170,000	170,000	169,752	—	—
November 2027 Notes(4)	155,000	155,000	154,959	—	—
March 2026 Notes(4)	276,000	276,000	275,725	—	—
March 2028 Notes(4)	124,000	124,000	124,476	—	—
September 2027 Notes(4)	75,000	75,000	75,767	—	—
September 2028 Notes(4)	250,000	250,000	253,651	—	—
January 2029 Notes(4)	550,000	550,000	546,908	—	—
September 2029 Notes(4)	400,000	400,000	402,988	—	—
January 2028 Notes(4)	750,000	750,000	751,541	—	—
April 2032 Notes(4)	500,000	500,000	504,498	—	—
June 2027 Notes(4)	400,000	400,000	397,202	—	—
June 2030 Notes(4)	500,000	500,000	496,306	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,155	—	—
2024 CLO Secured Notes(4)	400,000	400,000	378,957	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,261	—	—
Total	$13,523,000	$10,016,783	$9,991,929	$3,506,217	$2,365,413
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€25,500	£—
HLEND B Funding Facility	25,519		105,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		37,836	—
Revolving Credit Facility	43,310		335,474	225,692

(4)As of June 30, 2025, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(178)	$(70)
November 2027 Notes	(838)	797
March 2026 Notes	(592)	317
March 2028 Notes	(611)	1,087
September 2027 Notes	(435)	1,202
September 2028 Notes	(1,687)	5,338
January 2029 Notes	(9,108)	6,016
September 2029 Notes	(7,810)	10,798
January 2028 Notes	(10,023)	11,564
April 2032 Notes	(12,998)	17,496
June 2027 Notes	(4,015)	1,217
June 2030 Notes	(7,732)	4,038
2023 CLO Secured Notes	(2,845)	—
2024 CLO Secured Notes	(21,043)	—
2025 CLO Secured Debt	(4,739)	—
Total	$(84,654)	$59,800

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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

As of June 30, 2025 and December 31, 2024, $142.3 million and $103.0 million, respectively, of interest expense and $2.4 million and $1.7 million, respectively, of facility unused commitment fees were included in interest payable. For the three months ended June 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.92% and 9.21% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $9,125.9 million and $3,871.6 million, respectively. For the six months ended June 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 7.00% and 9.08% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts), respectively, and the average principal debt outstanding was $8,514.7 million and $3,871.0 million, respectively.

The components of interest expense were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$143,356	$75,149
Facility unused commitment fees	3,150	4,131
Amortization of deferred financing costs	2,794	2,307
Amortization of original issue discount and debt issuance costs	5,374	2,059
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	24,964	(7,619)
Hedged items	(22,121)	12,641
Total interest expense	$157,517	$88,668
Cash paid for interest expense	$94,943	$67,033

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$270,507	$150,542
Facility unused commitment fees	5,295	7,171
Amortization of deferred financing costs	5,188	4,371
Amortization of original issue discount and debt issuance costs	9,836	3,247
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	71,310	(26,254)
Hedged items	(66,713)	35,684
Total interest expense	$295,423	$174,761
Cash paid for interest expense	$240,446	$148,162

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $2,838.0 million and $2,128.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value. As of June 30, 2025 and December 31, 2024, 0.11% and 0.14% of shares outstanding were held by certain affiliates of the Adviser, respectively.
The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	24,252,724	$614,935
Share transfers between classes	1,414,721	35,786
Distributions reinvested	1,148,833	29,117
Share repurchases	(4,124,042)	(104,008)
Early repurchase deduction	—	14
Net increase (decrease)	22,692,236	$575,844
CLASS D
Subscriptions	2,885,114	$73,000
Share transfers between classes	(1,388,717)	(35,128)
Distributions reinvested	506,692	12,843
Share repurchases	(873,886)	(22,039)
Early repurchase deduction	—	4
Net increase (decrease)	1,129,203	$28,680
CLASS F
Subscriptions	16,865,349	$427,197
Share transfers between classes	(45,398)	(1,147)
Distributions reinvested	2,183,398	55,337
Share repurchases	(2,218,206)	(55,943)
Early repurchase deduction	—	19
Net increase (decrease)	16,785,143	$425,463
CLASS S
Subscriptions	4,504,934	$114,250
Share transfers between classes	19,394	489
Distributions reinvested	224,927	5,700
Share repurchases	(183,129)	(4,619)
Early repurchase deduction	—	3
Net increase (decrease)	4,566,126	$115,823
Total net increase (decrease)	45,172,708	$1,145,810

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	48,116,332	$1,225,365
Share transfers between classes	3,244,079	82,538
Distributions reinvested	2,057,899	52,378
Share repurchases	(10,095,461)	(256,100)
Early repurchase deduction	—	47
Net increase (decrease)	43,322,849	$1,104,228
CLASS D
Subscriptions	5,395,553	$137,125
Share transfers between classes	(2,981,170)	(75,832)
Distributions reinvested	1,024,242	26,075
Share repurchases	(2,206,110)	(55,971)
Early repurchase deduction	—	15
Net increase (decrease)	1,232,515	$31,412
CLASS F
Subscriptions	27,925,979	$709,806
Share transfers between classes	(160,001)	(4,075)
Distributions reinvested	4,171,675	106,168
Share repurchases	(3,136,092)	(79,322)
Early repurchase deduction	—	66
Net increase (decrease)	28,801,561	$732,643
CLASS S
Subscriptions	8,818,491	$224,484
Share transfers between classes	(102,908)	(2,631)
Distributions reinvested	404,578	10,293
Share repurchases	(225,818)	(5,706)
Early repurchase deduction	—	8
Net increase (decrease)	8,894,343	$226,448
Total net increase (decrease)	82,251,268	$2,094,731

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,732,819	$374,949
Share transfers between classes	43,845	1,115
Distributions reinvested	521,941	13,283
Share repurchases	(893,929)	(22,813)
Early repurchase deduction	—	45
Net increase (decrease)	14,404,676	$366,579
CLASS D
Subscriptions	3,218,891	$81,825
Share transfers between classes	533,674	13,549
Distributions reinvested	404,831	10,301
Share repurchases	—	—
Early repurchase deduction	—	20
Net increase (decrease)	4,157,396	$105,695
CLASS F
Subscriptions	9,026,578	$229,852
Share transfers between classes	(577,519)	(14,664)
Distributions reinvested	1,579,206	40,181
Share repurchases	(1,310,617)	(33,447)
Early repurchase deduction	—	86
Net increase (decrease)	8,717,648	$222,008
CLASS S
Subscriptions	4,036,044	$102,658
Share transfers between classes	—	—
Distributions reinvested	73,156	1,863
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	4,109,200	$104,526
Total net increase (decrease)	31,388,920	$798,808

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	29,041,953	$735,047
Share transfers between classes	97,008	2,448
Distributions reinvested	1,060,060	26,809
Share repurchases	(2,203,517)	(56,024)
Early repurchase deduction	—	45
Net increase (decrease)	27,995,504	$708,325
CLASS D
Subscriptions	7,062,408	$178,322
Share transfers between classes	650,405	16,476
Distributions reinvested	841,001	21,265
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	20
Net increase (decrease)	8,137,494	$205,525
CLASS F
Subscriptions	26,047,117	$657,909
Share transfers between classes	(804,344)	(20,355)
Distributions reinvested	3,327,300	84,121
Share repurchases	(1,931,940)	(49,204)
Early repurchase deduction	—	86
Net increase (decrease)	26,638,133	$672,557
CLASS S
Subscriptions	7,947,966	$201,047
Share transfers between classes	56,931	1,431
Distributions reinvested	96,113	2,441
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	8,101,010	$204,924
Total net increase (decrease)	70,872,141	$1,791,331

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
Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the six months ended June 30, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
Total		$0.9600	$0.3300	$—	$1.2900	$174,358

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
Total		$0.9285	$0.3300	$—	$1.2585	$55,191

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
Total		$0.8969	$0.3300	$—	$1.2269	$234,913

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
Total		$0.8527	$0.3300	$—	$1.1827	$24,851
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables present distributions that were declared during the six months ended June 30, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
Total		$0.9600	$0.3300	$—	$1.2900	$88,567

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
Total		$0.9286	$0.3300	$—	$1.2586	$42,269

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
Total		$0.8970	$0.3300	$—	$1.2270	$176,171

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
Total		$0.8531	$0.3300	$—	$1.1831	$6,575
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
Through June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2900	$174,358	$1.2585	$55,191	$1.2269	$234,913	$1.1827	$24,851
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2900	$174,358	$1.2585	$55,191	$1.2269	$234,913	$1.1827	$24,851
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

The following tables summarize the share repurchases completed during the six months ended June 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income (1)	1.32	1.29	1.26	1.21
Net unrealized and realized gain (loss) (2)	(0.40)	(0.40)	(0.40)	(0.40)
Net increase (decrease) in net assets resulting from operations	0.92	0.89	0.86	0.81
Distributions from net investment income (3)	(1.29)	(1.26)	(1.23)	(1.18)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.29)	(1.26)	(1.23)	(1.18)
Early repurchase deduction fees (6)	—	—	—	—
Total increase (decrease) in net assets	(0.37)	(0.37)	(0.37)	(0.37)
Net asset value, end of period	$25.22	$25.22	$25.22	$25.22
Shares outstanding, end of period	149,550,411	44,352,896	204,951,576	24,763,021
Total return based on NAV (4)	3.67%	3.54%	3.41%	3.23%
Ratios:
Ratio of net expenses to average net assets (5)	8.84%	9.09%	9.34%	9.69%
Ratio of net investment income to average net assets (5)	10.31%	10.08%	9.83%	9.47%
Portfolio turnover rate	4.22%	4.22%	4.22%	4.22%
Supplemental Data:
Net assets, end of period	$3,771,423	$1,118,496	$5,168,508	$624,486
Asset coverage ratio	206.7%	206.7%	206.7%	206.7%
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
(5)For the six months ended June 30, 2025, amounts are annualized except for excise tax and capital gains incentive fee.
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
(5)For the six months ended June 30, 2024, amounts are annualized except for excise tax, and capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
June 30, 2025	$348,883	2,066.5	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
June 30, 2025	773,696	2,066.5	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
June 30, 2025	487,500	2,066.5	—	N/A

December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
June 30, 2025	760,197	2,066.5	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
June 30, 2025	864,585	2,066.5	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
June 30, 2025	1,058,922	2,066.5	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
June 30, 2025	170,000	2,066.5	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
June 30, 2025	155,000	2,066.5	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
June 30, 2025	276,000	2,066.5	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
June 30, 2025	124,000	2,066.5	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
June 30, 2025	75,000	2,066.5	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
June 30, 2025	250,000	2,066.5	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
June 30, 2025	550,000	2,066.5	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
June 30, 2025	400,000	2,066.5	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
June 30, 2025	750,000	2,066.5	—	N/A
April 2032 Notes

June 30, 2025	500,000	2,066.5	—	N/A
June 2027 Notes
June 30, 2025	400,000	2,066.5	—	N/A
June 2030 Notes
June 30, 2025	500,000	2,066.5	—	N/A
2023 CLO Secured Notes
June 30, 2025	323,000	2,066.5	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2024 CLO Secured Notes
June 30, 2025	400,000	2,066.5	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
June 30, 2025	850,000	2,066.5	—	N/A
Short-Term Borrowings
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of June 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $313.9 million and $307.4 million, respectively, and COM had made capital contributions (net of returns of capital) of $44.8 million and $43.9 million, respectively. As of June 30, 2025 and December 31, 2024, $227.7 million and $236.2 million, respectively, of capital remained uncalled from the Company and $32.5 million and $33.7 million, respectively, of capital remained uncalled from COM. As of June 30, 2025 and December 31, 2024, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three months ended June 30, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.2 million and $1.8 million, respectively. For the six months ended June 30, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.2 million and $3.8 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of June 30, 2025 and December 31, 2024.

The following table presents the schedule of investments of ULTRA III as of June 30, 2025:

Company(1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.32%	11/8/2029	$240,286	$235,925	$238,497
						235,925	238,497	64.45%
Health Care Providers
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.02%	7/22/2031	150,619	149,968	152,126
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(202)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.55%	1/5/2028	158,000	155,022	161,160
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(716)	(626)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	9.05%	11/8/2031	174,125	171,754	171,942
						475,826	485,035	131.07%
Medical Equipment and Services
EHOB, LLC (4)(7)	SF +	4.50%	8.80%	12/18/2029	111,875	110,002	112,994
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	57,128	(579)	(147)
FH BMX Buyer, Inc. (4)(8)	P +	3.75%	11.25%	6/21/2031	29,145	28,745	29,070
FH BMX Buyer, Inc.(4)(6)	SF +	4.75%	8.97%	6/21/2031	129,422	127,765	129,089
						265,933	271,006	73.24%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(682)	500
Brandt Information Services, LLC (4)(6)	SF +	4.75%	9.03%	5/31/2030	114,138	112,735	115,279
						112,053	115,779	31.29%
Total First Lien Debt						$1,089,737	$1,110,317	300.05%
Total Investment Portfolio						$1,089,737	$1,110,317	300.05%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over Prime or SOFR and the current contractual interest rate in effect at June 30, 2025. Certain investments are subject to a Prime or SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$500
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	57,128	(147)
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(626)
Total		$200,461	$160

(6) The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(7) The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(8) The interest rate floor on these investments as of June 30, 2025 was 1.75%.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$128
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	34,600	346
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(734)
Total		$177,933	$173

(6) The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(7) The interest rate floor on these investments as of December 31, 2024 was 1.00%.

The following table presents the selected statements of assets and liabilities information of ULTRA III as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,089,737 and $1,070,418 at June 30, 2025 and December 31, 2024, respectively)	$1,110,317	$1,093,548
Cash	24,803	24,652
Interest receivable	10,714	13,217
Receivable for investments	400	—
Total assets	$1,146,234	$1,131,417
LIABILITIES
Debt	$762,128	$751,554
Interest payable and other liabilities	14,063	13,748
Total liabilities	776,191	765,302
MEMBERS’ EQUITY
Members’ Equity	370,043	366,115
Total Members’ Equity	370,043	366,115
Total liabilities and members’ equity	$1,146,234	$1,131,417

The following table presents the selected statements of operations information of ULTRA III for the three and six months ended June 30, 2025 and 2024 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest income	$27,741	$17,317	$55,369	$32,998
Total investment income	27,741	17,317	55,369	32,998
Expenses:
Interest expense	13,396	8,206	27,032	15,613
Other expenses	631	219	1,286	714
Total expenses	14,027	8,425	28,318	16,327
Net investment income before taxes	13,714	8,892	27,051	16,671
Tax expense	289	—	289	—
Net investment income after taxes	13,425	8,892	26,762	16,671
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(3,973)	8,126	(2,550)	12,126
Net realized and change in unrealized gain (loss) on investments	(3,973)	8,126	(2,550)	12,126
Net increase (decrease) in net assets resulting from operations	$9,452	$17,018	$24,212	$28,797

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2025, except as discussed below.

Subscriptions
The Company received $366.3 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective July 1, 2025.

The Company received $424.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective August 1, 2025.

Distributions Declarations

On July 23, 2025, the Board declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1493 per Class F share, and $0.1418 per Class S share, all of which are payable on or about August 29, 2025 to shareholders of record as of July 31, 2025. Additionally, the Company’s Board declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about August 29, 2025 to shareholders of record as of July 31, 2025.

HPS/BlackRock Transaction Closing

On July 1, 2025, BlackRock, Inc. (“BlackRock”) acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility and creates an integrated private credit franchise with approximately $280 billion in client assets, including $190 billion of private credit assets. BlackRock and HPS have formed a new private financing solutions business unit (“PFS”) led by Scott Kapnick, Scot French, and Michael Patterson, founding partners of HPS. This combined platform, which has more than 520 investment professionals and approximately 1,200 employees globally, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock Board. The Adviser remains responsible for the investment activities of the Company. Grishma Parekh resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Ms. Parekh continues to serve as President of the Company, a member of the Investment Committee of the Company and in her existing role at HPS and the Adviser. See “Risk Factors-Risks Related to the HPS/BlackRock Transaction—The HPS/BlackRock Transaction” set forth in Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 24, 2025 for further details.

New Investment Advisory Agreement and New Administration Agreement

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, the Investment Advisory Agreement was automatically terminated. Prior thereto, the Board approved the New Investment Advisory Agreement, subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the New Investment Advisory Agreement, which became effective upon the closing of the HPS/BlackRock Transaction. The New Investment Advisory Agreement is substantively identical in all respects to the Investment Advisory Agreement, except as described in the Company’s definitive proxy statement filed with the SEC on February 14, 2025.

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new administration agreement (the “New Administration Agreement”) between the Company and the Administrator. The New Administration Agreement is substantively identical to the Administration Agreement.

New Managing Dealer Agreement

In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new managing dealer agreement (the “New Managing Dealer Agreement”) between the Company and the Managing Dealer. The New Managing Dealer Agreement is substantively identical to the Managing Dealer Agreement.

Financing Transactions

On August 15, 2025 the Company intends to payoff $170.0 million of November 2025 Notes, inclusive of any accrued interest. As a part of the payoff, the Company also intends to unwind the $85.0 million of notional value associated with the interest rate swap that the Company entered into in connection with the November 2025 Notes issuance.

On August 12, 2025 (the “Closing Date”), the Company completed its $1.25 billion term debt securitization (the “2025-4 Debt Securitization”), also known as a collateralized loan obligation transaction, in connection with which a subsidiary of the Company issued the Debt (as defined below). The 2025-4 Debt Securitization is subject to the Company’s overall asset coverage requirement.

The debt offered in the 2025-4 Debt Securitization was issued by HLEND CLO 2025-4, LLC (the “2025-4 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Senior Secured Floating Rate Notes (the “2025-4 Class A Notes”), (ii) Class B Senior Secured Floating Rate Notes (the “2025-4 Class B Notes” and, together with the 2025-4 Class A Notes, collectively, the “2025-4 Secured Notes”), and (iii) subordinated notes (the “2025-4 Subordinated Notes” and, together with the 2025-4 Secured Notes, the “2025-4 Debt”), the terms of which are summarized in the table below:

Class	Par Size	Rating (S&P)	Rating (Fitch)	Coupon
2025-4 Class A Notes	$681,250	AAA(sf)	AAA(sf)	SOFR + 1.54%
2025-4 Class B Notes	$168,750	AA(sf)	N/A	SOFR + 1.85%
2025-4 Subordinated Notes	$400,000	N/A	N/A	N/A
(1) The Company retained all of the 2025-4 Subordinated Notes issued in the 2025-4 CLO Debt Securitization which are eliminated in consolidation.

On the Closing Date and in connection with the 2025-4 Debt Securitization, the 2025-4 Issuer entered into a placement agency agreement (the “2025-4 Placement Agreement”) with Natixis Securities Americas LLC, as the placement agent (the “2025-4 Placement Agent”), pursuant to which the 2025-4 Placement Agent placed the 2025-4 Secured Notes issued pursuant to an indenture (the “2025-4 Indenture”), between the 2025-4 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2025-4 Debt Securitization. HLEND CLO 2025-4 Investments, LLC (the “2025-4 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2025-4 Subordinated Notes issued in the 2025-4 Debt Securitization.

As part of the 2025-4 Debt Securitization, the Company, the 2025-4 Depositor and the 2025-4 Issuer entered into a sale and contribution agreement on the Closing Date (the “Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2025-4 Depositor and the 2025-4 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2025-4 Issuer the loans securing the 2025-4 Debt Securitization for the purchase price and other consideration set forth in the Sale Agreement. Simultaneously, the Company and the 2025-4 Issuer entered into a master participation agreement (the “Master Participation Agreement”) pursuant to which the Company granted participation interests in the assets sold pursuant to the Sale Agreement on the Closing Date, such that the 2025-4 Issuer is the participant on such assets from the Closing Date until the date the transfer of those assets is settled at the 2025-4 Issuer. Following these transfers, the 2025-4 Issuer, and not the 2025-4 Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the Sale Agreement and the Master Participation Agreement.

On August 6, 2025, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Natixis, New York Branch, as the increasing lender (the “Increasing Lender”), and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for an increase in the Increasing Lender’s multicurrency commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $2,050.0 million to $2,125.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $2,962.5 million.

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

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds and accounts sponsored or managed by the Adviser or HPS. We expect to invest in co-investment transactions with other funds and accounts sponsored or managed by the Adviser, HPS or their affiliates.

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
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended June 30,
	2025	2024
Total investments, beginning of period	$18,300,924	$9,805,977
New investments purchased	2,667,593	1,603,152
Payment-in-kind interest and dividends capitalized	24,478	18,548
Net accretion of discount on investments	17,992	20,911
Net realized gain (loss) on investments	(27,420)	(1,525)
Investments sold or repaid	(519,413)	(462,482)
Total investments, end of period	$20,464,154	$10,984,581
The following table presents certain selected information regarding our investment portfolio:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.2%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	10.0%	10.4%
Weighted average yield on total portfolio, at amortized cost(2)	10.0%	10.3%
Weighted average yield on total portfolio, at fair value(2)	9.9%	10.3%
Number of portfolio companies	378	315
Weighted average EBITDA(3)	$235	$215
Weighted average loan-to-value (“LTV”) (4)	39%	40%
Percentage of performing debt investments bearing a floating rate, at fair value	99.5%	99.3%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.5%	0.7%
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

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$19,823,930	$20,093,939	96.80%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,656	26,904	0.13	35,984	31,340	0.19
Other secured debt	97,771	98,846	0.48	68,340	68,501	0.42
Unsecured debt	48,320	47,755	0.23	45,923	46,022	0.29
Structured finance investments	70,981	72,464	0.35	72,893	75,392	0.47
Investments in joint ventures	303,997	323,788	1.56	297,747	320,350	1.99
Equity investments	92,499	92,905	0.45	58,737	60,471	0.37
Total	$20,464,154	$20,756,601	100.00%	$16,071,078	$16,131,256	100.00%
As of June 30, 2025 and December 31, 2024, we had certain investments in ten and eight portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$20,257,945	99.43%	$15,671,885	99.30%
Non-accrual(2)	116,122	0.57	110,346	0.70
Total	$20,374,067	100.00%	$15,782,231	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 0.79% and 1.00% of amortized cost of total debt and income producing investments as of June 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	June 30, 2025	December 31, 2024
Aerospace and Defense	4.79%	3.47%
Alternative Energy	0.11	0.15
Asset Based Lending and Fund Finance	0.49	0.33
Automobiles and Parts	0.41	0.53
Chemicals	0.14	0.11
Construction and Materials	1.03	1.25
Consumer Services	3.95	4.41
Electricity	0.87	0.72
Electronic and Electrical Equipment	0.55	0.69
Finance and Credit Services	0.32	0.40
Food Producers	1.84	1.11
Gas, Water and Multi-utilities	0.19	0.27
General Industrials	2.18	2.34
Health Care Providers	9.13	10.98
Household Goods and Home Construction	0.01	0.04
Industrial Engineering	1.53	1.90
Industrial Metals and Mining	1.00	1.25
Industrial Support Services	10.43	12.03
Industrial Transportation	0.67	0.75
Investment Banking and Brokerage Services	5.04	4.35
Investments in Joint Ventures	1.56	1.99
Leisure Goods	0.00	0.01
Life Insurance	0.07	0.09
Media	3.90	4.89
Medical Equipment and Services	8.57	7.90
Non-life Insurance	3.04	3.90
Oil, Gas and Coal	0.93	0.46
Personal Care, Drug and Grocery Stores	2.46	3.02
Personal Goods	0.38	0.52
Pharmaceuticals and Biotechnology	5.25	3.75
Real Estate Investment and Services	0.45	0.54
Retailers	1.89	1.90
Software and Computer Services	21.33	20.14
Structured Finance	0.35	0.47
Technology Hardware and Equipment	0.29	0.36
Telecommunications Equipment	0.30	0.50
Telecommunications Service Providers	1.59	0.20
Travel and Leisure	2.96	2.28
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	June 30, 2025	December 31, 2024
United States	81.29%	84.40%
United Kingdom	7.33	6.02
Sweden	2.63	2.44
Australia	1.49	1.64
Spain	1.13	1.28
France	1.13	0.83
Germany	1.07	0.72
Austria	0.81	0.56
Belgium	0.79	0.09
Italy	0.73	0.79
Canada	0.70	0.54
Czech Republic	0.30	—
Taiwan	0.23	0.29
Singapore	0.17	0.20
Norway	0.12	0.13
Luxembourg	0.06	0.07
Ireland	0.01	—
Netherlands	0.01	—
Total	100.00%	100.00%

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

As of June 30, 2025, the Company and COM have committed to contribute up to $550.0 million and $78.6 million, respectively, of capital to ULTRA III. As of June 30, 2025, the Company had contributed (net of returns of capital) $313.9 million and COM had contributed (net of returns of capital) $44.8 million of capital and $227.7 million and $32.5 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Total senior secured debt investments at fair value	$1,110,317	$1,093,548
Number of portfolio companies	7	7
Weighted average yield on debt investments, at amortized cost(1)	10.1%	10.3%
Weighted average yield on debt investments, at fair value(1)	9.9%	10.1%
Percentage of performing debt investments bearing a floating rate, at fair value	100%	100%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of June 30, 2025 and December 31, 2024.

Results of Operations
The following table represents our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$505,372	$331,259	$949,506	$644,761
Total expenses	236,445	150,783	445,598	296,288
Net investment income before excise tax	268,927	180,476	503,908	348,473
Excise tax expense	3,152	569	3,445	554
Net investment income after excise tax	265,775	179,907	500,463	347,919
Net realized gain (loss)	(96,178)	1,266	(152,238)	(5,007)
Net change in unrealized appreciation (depreciation)	(12,416)	27,324	(4,662)	81,235
Net increase (decrease) in net assets resulting from operations	$157,181	$208,497	$343,563	$424,147
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$465,856	$303,580	$874,176	$595,344
Payment-in-kind interest income	24,736	16,910	48,835	34,940
Dividend Income	14,308	7,599	25,966	10,213
Other income	472	3,170	529	4,264
Total investment income	$505,372	$331,259	$949,506	$644,761
Total investment income increased to $505.4 million for the three months ended June 30, 2025 from $331.3 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $20,477.8 million as of June 30, 2025, from $10,887.6 million in the prior year. This was partially offset by a decline in benchmark interest rates during the three months ended June 30, 2025, as compared to the same period in the prior year. The increase in dividend income is primarily from ULTRA III, which was $13.1 million for the three months ended June 30, 2025, as compared to $6.6 million for the same period in the prior year. At June 30, 2025, the size of our investment portfolio at fair value was $20,756.6 million and our weighted average yield on debt and income producing securities at fair value was 10.0%.

Total investment income increased to $949.5 million for the six months ended June 30, 2025 from $644.8 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. This was partially offset by a decline in benchmark interest rates during the six months ended June 30, 2025, as compared to the same period in the prior year. The increase in dividend income is primarily from ULTRA III, which was $23.6 million for the six months ended June 30, 2025, as compared to $8.4 million for the same period in the prior year.

For the three months ended June 30, 2025 and 2024, PIK income represented 5.1% and 5.4% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

For the six months ended June 30, 2025 and 2024, PIK income represented 5.4% and 5.7% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.
Expenses
Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$157,517	$88,668	$295,423	$174,761
Management fees	32,623	21,207	61,769	39,546
Income based incentive fee	38,163	27,025	71,891	52,590
Capital gains incentive fee	(6,912)	3,573	(12,950)	9,528
Shareholder servicing and/or distribution fees
Class D	699	560	1,383	1,057
Class F	6,319	4,724	12,085	9,033
Class S	1,260	412	2,254	596
Professional fees	1,651	843	3,316	1,599
Board of Trustees’ fees	152	151	314	300
Administrative service expenses	1,240	847	2,757	1,669
Other general & administrative	3,333	2,410	6,424	4,793
Amortization of continuous offering costs	400	363	932	816
Excise tax expense	3,152	569	3,445	554
Total expenses (including excise tax expense)	$239,597	$151,352	$449,043	$296,842
Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $157.5 million for the three months ended June 30, 2025 from $88.7 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $9,125.9 million for the three months ended June 30, 2025 from $3,871.6 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) for the three months ended June 30, 2025 to 6.92% from 9.21% for the same period in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $295.4 million for the six months ended June 30, 2025 from $174.8 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $8,514.7 million for the six months ended June 30, 2025 from $3,871.0 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) for the six months ended June 30, 2025 to 7.00% from 9.08% for the same period in the prior year.
Management Fees
Management fees increased to $32.6 million for the three months ended June 30, 2025 from $21.2 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $61.8 million for the six months ended June 30, 2025 from $39.5 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee

Income based incentive fees increased to $38.2 million for the three months ended June 30, 2025 from $27.0 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $71.9 million for the six months ended June 30, 2025 from $52.6 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
Capital gains based incentive fees were $(6.9) million for the three months ended June 30, 2025, as compared to $3.6 million for the same period in the prior year due to net realized and unrealized losses incurred in the period, compared to net realized and unrealized gains earned in the prior period. Capital gains based incentive fees were $(12.9) million for the six months ended June 30, 2025, as compared to $9.5 million for the same period in the prior year due to net realized and unrealized losses incurred in the period, compared to net unrealized gains earned in the prior period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses increased to $6.8 million for the three months ended June 30, 2025, from $4.6 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $13.7 million for the six months ended June 30, 2025, from $9.2 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended June 30, 2025, the Administrator charged $1.2 million, an increase from $0.8 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the six months ended June 30, 2025, the Administrator charged $2.8 million, an increase from $1.7 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $8.3 million for the three months ended June 30, 2025 from $5.7 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $15.7 million for the six months ended June 30, 2025 from $10.7 million for the same period in the prior year primarily due to an increase in shares outstanding.

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

For the three months ended June 30, 2025 and 2024, we incurred U.S. federal excise tax of $3.2 million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred U.S. federal excise tax of $3.4 million and $0.6 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(27,420)	$(1,525)	$(47,306)	$(11,474)
Foreign currency forward contracts	(70,095)	(2,821)	(104,374)	(2,654)
Foreign currency transactions	1,337	5,612	(558)	9,121
Net realized gain (loss)	$(96,178)	$1,266	$(152,238)	$(5,007)
For the three months ended June 30, 2025, we generated net realized gains (losses) on investments of $(27.4) million, primarily driven by realized losses of $(16.9) million on the restructuring of two private debt investments (realized losses on Zips Car Wash, LLC of $(9.7) million and Artemis Bidco Limited of $(7.2) million) and net realized losses of $(13.6) million from the sale of syndicated loans, which were offset by foreign currency realized gains of $3.1 million on investments (included in realized losses on non-controlled/non-affiliated investments). We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

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

For the six months ended June 30, 2025, we generated net realized gains (losses) on investments of $(47.3) million, primarily driven by realized losses of $(35.1) million on the restructuring of four private debt investments (realized losses on ERC Topco Holdings, LLC of $(13.3) million, Zips Car Wash, LLC of $(9.7) million, Artemis Bidco Limited of $(7.2) million and Galaxy US Opco Inc. of $(4.9) million) and net realized losses of $(16.0) million primarily from the sale of syndicated loans, which were offset by net realized gains of $0.6 million on the exit of an equity investment, and foreign currency net realized gains on investments of $3.2 million (included in realized losses on non-controlled/non-affiliated investments). We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

For the six months ended June 30, 2024, we generated net realized gains (losses) of $(5.0) million, driven by net realized losses on non-controlled/non-affiliated investments of $(3.9) million primarily from the sales of syndicated loans and bonds and the restructuring of a private debt investment, and foreign currency realized losses of $(7.6) million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to an AUD portfolio company repayment. We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD and GBP exchange rates. Realized losses were partially offset by $9.1 million of gains on foreign currency transactions as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, EUR, GBP and CAD exchange rates.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$166,678	$19,374	$233,928	$38,719
Non-controlled/affiliated investments	1,219	420	1,153	374
Controlled/affiliated investments	(5,086)	6,234	(2,812)	12,922
Foreign currency forward contracts	(85,050)	4,754	(109,152)	17,248
Translation of assets and liabilities in foreign currencies	(90,177)	(3,458)	(127,779)	11,972
Net change in unrealized appreciation (depreciation)	$(12,416)	$27,324	$(4,662)	$81,235
For the three months ended June 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(70.5) million (excluding the impact of foreign currency) due to spread widening in the private credit markets as well as certain credit specific write-downs in the private portfolio, which were offset by foreign currency unrealized gains of $233.4 million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. The remaining $(175.2) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
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

For the six months ended June 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(97.7) million (excluding the impact of foreign currency) due to certain credit specific write-downs in the private portfolio, which were offset by foreign currency unrealized gains of $330.0 million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. The remaining $(236.9) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
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

Realized and Unrealized Gains/(Losses) on Foreign Currency
In the ordinary course of business, we may invest in securities denominated in foreign currencies. This exposes us to foreign exchange rate risk should the value of local currencies decline relative to the United States dollar. As a result, we aim to hedge substantially all of our foreign currency exposure by entering into foreign currency forward contracts and borrowing in foreign currency from our credit facilities, which reduces our exposure to foreign currency exchange rate fluctuations in the value of foreign currencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain/(losses) on:
Investments	$3,125	$(159)	$3,202	$(7,619)
Foreign currency forward contracts	(70,095)	(2,821)	(104,374)	(2,654)
Translation of assets and liabilities in foreign currencies	1,337	5,612	(558)	9,121
Net realized gains/(losses)	$(65,633)	$2,632	$(101,730)	$(1,152)

Unrealized gain/(losses) on:
Investments	233,356	(1,863)	329,958	(22,946)
Foreign currency forward contracts	(85,050)	4,754	(109,152)	17,248
Translation of assets and liabilities in foreign currencies	(90,177)	(3,458)	(127,779)	11,972
Net unrealized gains/(losses)	$58,129	$(567)	$93,027	$6,274
Net realized and unrealized gains/(losses):	$(7,504)	$2,065	$(8,703)	$5,122
For the three and six months ended June 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $(7.5) million and $(8.7) million, respectively. The net losses on foreign currency were driven primarily by a net positive exposure to USD, which has weakened against other currencies during the period.
For the three and six months ended June 30, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $2.1 million and $5.1 million, respectively.

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
As of June 30, 2025 and December 31, 2024, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, we had an aggregate amount of $10,016.8 million and $7,508.7 million, respectively, of principal debt outstanding and our asset coverage ratio was 206.7% and 216.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of June 30, 2025, taken together with our $3,506.2 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $1,881.4 million of syndicated loans and other liquid investments as of June 30, 2025, which could provide additional liquidity if necessary.
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
As of June 30, 2025, we had $355.6 million in cash and cash equivalents. During the six months ended June 30, 2025, cash used in operating activities was $3,896.5 million, primarily as a result of funding portfolio investments of $5,127.5 million and partially offset by proceeds from sale of investments and principal repayments of $773.1 million and other operating uses of $457.9 million. Cash provided by financing activities was $4,023.2 million during the period, primarily as a result of new share issuances related to $2,296.8 million of subscriptions and net borrowings (repayments) of $2,378.8 million.
Equity

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	24,252,724	$614,935
Share transfers between classes	1,414,721	35,786
Distributions reinvested	1,148,833	29,117
Share repurchases	(4,124,042)	(104,008)
Early repurchase deduction	—	14
Net increase (decrease)	22,692,236	$575,844
CLASS D
Subscriptions	2,885,114	$73,000
Share transfers between classes	(1,388,717)	(35,128)
Distributions reinvested	506,692	12,843
Share repurchases	(873,886)	(22,039)
Early repurchase deduction	—	4
Net increase (decrease)	1,129,203	$28,680
CLASS F
Subscriptions	16,865,349	$427,197
Share transfers between classes	(45,398)	(1,147)
Distributions reinvested	2,183,398	55,337
Share repurchases	(2,218,206)	(55,943)
Early repurchase deduction	—	19
Net increase (decrease)	16,785,143	$425,463
CLASS S
Subscriptions	4,504,934	$114,250

Share transfers between classes	19,394	489
Distributions reinvested	224,927	5,700
Share repurchases	(183,129)	(4,619)
Early repurchase deduction	—	3
Net increase (decrease)	4,566,126	$115,823
Total net increase (decrease)	45,172,708	$1,145,810
The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	48,116,332	$1,225,365
Share transfers between classes	3,244,079	82,538
Distributions reinvested	2,057,899	52,378
Share repurchases	(10,095,461)	(256,100)
Early repurchase deduction	—	47
Net increase (decrease)	43,322,849	$1,104,228
CLASS D
Subscriptions	5,395,553	$137,125
Share transfers between classes	(2,981,170)	(75,832)
Distributions reinvested	1,024,242	26,075
Share repurchases	(2,206,110)	(55,971)
Early repurchase deduction	—	15
Net increase (decrease)	1,232,515	$31,412
CLASS F
Subscriptions	27,925,979	$709,806
Share transfers between classes	(160,001)	(4,075)
Distributions reinvested	4,171,675	106,168
Share repurchases	(3,136,092)	(79,322)
Early repurchase deduction	—	66
Net increase (decrease)	28,801,561	$732,643
CLASS S
Subscriptions	8,818,491	$224,484
Share transfers between classes	(102,908)	(2,631)
Distributions reinvested	404,578	10,293
Share repurchases	(225,818)	(5,706)
Early repurchase deduction	—	8
Net increase (decrease)	8,894,343	$226,448
Total net increase (decrease)	82,251,268	$2,094,731

The following table summarizes transactions in common shares of beneficial interest during the three months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	14,732,819	$374,949
Share transfers between classes	43,845	1,115
Distributions reinvested	521,941	13,283
Share repurchases	(893,929)	(22,813)
Early repurchase deduction	—	45
Net increase (decrease)	14,404,676	$366,579
CLASS D
Subscriptions	3,218,891	$81,825
Share transfers between classes	533,674	13,549
Distributions reinvested	404,831	10,301
Share repurchases	—	—
Early repurchase deduction	—	20
Net increase (decrease)	4,157,396	$105,695
CLASS F
Subscriptions	9,026,578	$229,852
Share transfers between classes	(577,519)	(14,664)
Distributions reinvested	1,579,206	40,181
Share repurchases	(1,310,617)	(33,447)
Early repurchase deduction	—	86
Net increase (decrease)	8,717,648	$222,008
CLASS S
Subscriptions	4,036,044	$102,658
Share transfers between classes	—	—
Distributions reinvested	73,156	1,863
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	4,109,200	$104,526
Total net increase (decrease)	31,388,920	$798,808

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	29,041,953	$735,047
Share transfers between classes	97,008	2,448
Distributions reinvested	1,060,060	26,809
Share repurchases	(2,203,517)	(56,024)
Early repurchase deduction	—	45
Net increase (decrease)	27,995,504	$708,325
CLASS D
Subscriptions	7,062,408	$178,322
Share transfers between classes	650,405	16,476
Distributions reinvested	841,001	21,265
Share repurchases	(416,320)	(10,558)
Early repurchase deduction	—	20
Net increase (decrease)	8,137,494	$205,525
CLASS F
Subscriptions	26,047,117	$657,909
Share transfers between classes	(804,344)	(20,355)
Distributions reinvested	3,327,300	84,121
Share repurchases	(1,931,940)	(49,204)
Early repurchase deduction	—	86
Net increase (decrease)	26,638,133	$672,557
CLASS S
Subscriptions	7,947,966	$201,047
Share transfers between classes	56,931	1,431
Distributions reinvested	96,113	2,441
Share repurchases	—	—
Early repurchase deduction	—	5
Net increase (decrease)	8,101,010	$204,924
Total net increase (decrease)	70,872,141	$1,791,331

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
Total		$0.9600	$0.3300	$—	$1.2900	$174,358

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
Total		$0.9285	$0.3300	$—	$1.2585	$55,191

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
Total		$0.8969	$0.3300	$—	$1.2269	$234,913

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
Total		$0.8527	$0.3300	$—	$1.1827	$24,851
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
Total		$0.9600	$0.3300	$—	$1.2900	$88,567

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
Total		$0.9286	$0.3300	$—	$1.2586	$42,269

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
Total		$0.8970	$0.3300	$—	$1.2270	$176,171

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
Total		$0.8531	$0.3300	$—	$1.1831	$6,575
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2900	$174,358	$1.2585	$55,191	$1.2269	$234,913	$1.1827	$24,851
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2900	$174,358	$1.2585	$55,191	$1.2269	$234,913	$1.1827	$24,851

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
The following tables summarize the share repurchases completed during the six months ended June 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,250,000	$348,883	$348,883	$901,117	$626,113
HLEND B Funding Facility(3)	1,250,000	773,696	773,696	476,304	254,206
HLEND C Funding Facility	750,000	487,500	487,500	262,500	23,242
HLEND D Funding Facility(3)	1,000,000	760,197	760,197	239,803	191,277
HLEND E Funding Facility(3)	1,500,000	864,585	864,585	635,415	279,497
Revolving Credit Facility(3)	2,050,000	1,058,922	1,058,922	991,078	991,078
November 2025 Notes(4)	170,000	170,000	169,752	—	—
November 2027 Notes(4)	155,000	155,000	154,959	—	—
March 2026 Notes(4)	276,000	276,000	275,725	—	—
March 2028 Notes(4)	124,000	124,000	124,476	—	—
September 2027 Notes(4)	75,000	75,000	75,767	—	—
September 2028 Notes(4)	250,000	250,000	253,651	—	—
January 2029 Notes(4)	550,000	550,000	546,908	—	—
September 2029 Notes(4)	400,000	400,000	402,988	—	—
January 2028 Notes(4)	750,000	750,000	751,541	—	—
April 2032 Notes(4)	500,000	500,000	504,498	—	—
June 2027 Notes(4)	400,000	400,000	397,202	—	—
June 2030 Notes(4)	500,000	500,000	496,306	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,155	—	—
2024 CLO Secured Notes(4)	400,000	400,000	378,957	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,261	—	—
Total	$13,523,000	$10,016,783	$9,991,929	$3,506,217	$2,365,413
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, we had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€25,500	£—
HLEND B Funding Facility	25,519		105,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		37,836	—
Revolving Credit Facility	43,310		335,474	225,692

(4)As of June 30, 2025, the carrying value of our Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes and 2025 CLO Secured Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of our Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(178)	$(70)
November 2027 Notes	(838)	797
March 2026 Notes	(592)	317
March 2028 Notes	(611)	1,087
September 2027 Notes	(435)	1,202
September 2028 Notes	(1,687)	5,338
January 2029 Notes	(9,108)	6,016
September 2029 Notes	(7,810)	10,798
January 2028 Notes	(10,023)	11,564
April 2032 Notes	(12,998)	17,496
June 2027 Notes	(4,015)	1,217
June 2030 Notes	(7,732)	4,038
2023 CLO Secured Notes	(2,845)	—
2024 CLO Secured Notes	(21,043)	—
2025 CLO Secured Debt	(4,739)	—
Total	$(84,654)	$59,800

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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
A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of June 30, 2025, is as follows:

	June 30, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$348,883	$—	$—	$348,883	$—
HLEND B Funding Facility	773,696	—	—	773,696	—
HLEND C Funding Facility	487,500	—	—	487,500	—
HLEND D Funding Facility	760,197	—	760,197	—	—
HLEND E Funding Facility	864,585	—	—	864,585	—
Revolving Credit Facility	1,058,922	—	—	1,058,922	—
November 2025 Notes	170,000	170,000	—	—	—
November 2027 Notes	155,000	—	155,000	—	—
March 2026 Notes	276,000	276,000	—	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	—	250,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
June 2027 Notes	400,000	—	400,000	—	—
June 2030 Notes	500,000	—	—	500,000	—
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000
Total	$10,016,783	$446,000	$2,264,197	$5,233,586	$2,073,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $2,838.0 million and $2,128.7 million, respectively.

Other Commitments and Contingencies
As of June 30, 2025 and December 31, 2024, $227.7 million and $236.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any material pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement
In addition to the aforementioned agreements, we, the Adviser and its affiliates have received an exemptive order from the
SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions and in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
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
As of June 30, 2025, 99.5% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$610,969	$(295,628)	$315,341
Up 200 basis points	$407,313	$(197,085)	$210,228
Up 100 basis points	$203,656	$(98,543)	$105,113
Down 100 basis points	$(203,294)	$98,543	$(104,751)
Down 200 basis points	$(405,208)	$197,085	$(208,123)
Down 300 basis points	$(604,673)	$295,628	$(309,045)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 24, 2025 (our “Prospectus”), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2025 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, except as set forth below.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure—The Company is Subject to Risks Relating to the Timing of Realization of Investments”:

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser, HPS or their affiliates (collectively, “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Company’s Business and Structure—The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts”:

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval, in certain cases, of the Independent Trustees and, in certain other cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds and accounts managed by HPS or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in loans and financings originated by HPS and/or its affiliates except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for the Company to invest with Other HPS Investors. Any such co-investments are subject to certain conditions, including that the Adviser and its affiliates managing other funds and accounts participating in co-investment transactions will seek to allocate such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis, in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS or its affiliates. Because investments are allocated across multiple Other HPS Investors, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies a co-investment opportunity and the Company is unable to rely on the co-investment relief or other no-action positions of the SEC staff for that particular co-investment opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The following replaces the disclosure set forth under “Risk Factors—Risks Related to the HPS/BlackRock Transaction—The HPS/BlackRock Transaction could Create a Conflict of Interest in the Allocation of the Adviser’s Time and Focus”:

The HPS/BlackRock Transaction.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS. There is no guarantee that HPS will be able to successfully transition, maintain and continue to build its business as part of BlackRock or that HPS and BlackRock will be able to successfully integrate their business operations. In particular, as with any change in ownership, HPS is subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees involved in the operation of HPS may not continue on a long-term basis with BlackRock and the operations and business relationships of HPS may be disrupted. The integration of HPS into BlackRock will be a complex, costly and time-consuming process and if HPS experiences difficulties in this process, the anticipated benefits of the HPS/BlackRock Transaction may not be realized fully or at all, or it may take longer to realize than expected, which could have an adverse effect on HPS for an undetermined period. As part of the integration of HPS into BlackRock, HPS will implement various BlackRock policies and procedures, administrative systems and technical applications. Each of these changes may impact the operation of the Company. While the Adviser will seek to minimize any disruptions, delays or changes to the investor experience as part of the integration, there is no guarantee it will be able to do so. In addition, there can be no assurances that HPS and BlackRock will realize operating efficiencies, synergies and other benefits from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS. Some factors related to the integration of the businesses are outside of HPS’s control, and any of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies and diversion of management’s time and energy, which could materially affect HPS’s financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS, including for the foregoing reasons, the operations of the Company may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, it currently has, and may in the future have, other business units that compete with HPS or seek investment opportunities that are appropriate for the Company, and it has policies and procedures that may limit or otherwise impact the operations of HPS and/or the Company. Further, certain issuers of potential investments for the Company may prefer to work with a smaller or independent sponsor, which may adversely affect HPS’s ability to attract new investment opportunities for the Company. See “Conflicts of Interest-BlackRock’s Activities” in Supplement No. 1 dated July 16, 2025 to our Prospectus.

HPS believes that investors will benefit from the combination of BlackRock’s and HPS’s capabilities; however, there are certain potential conflicts of interest that will arise as a result of the ownership of HPS by BlackRock. For a discussion of certain risks and conflicts of interest relating to the investment advisory, management and other activities of BlackRock Financial Management, Inc. as well as certain other affiliated registered investment adviser subsidiaries of BlackRock, Inc., please refer to Part 2A of the Form ADV for BlackRock Financial Management, Inc., which limited partners are urged to read and which is available at http://www.adviserinfo.sec.gov/Firm/107105.

As further described in “Conflicts of Interest-Relationship among the Fund, the Adviser and the Investment Team” in Supplement No. 1 dated July 16, 2025 to our Prospectus, investors should be aware that the Affiliated Group now includes BlackRock (including its subsidiaries and other affiliated entities, funds and accounts).

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

The following table sets forth information regarding repurchases of our common shares during the six months ended June 30, 2025 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 3, 2025	March 4, 2025	$25.47	8,264,218	2.42%
May 1, 2025	May 30, 2025	$25.22	7,399,263	1.96%

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Seventh Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

4.1
Fifth Supplemental Indenture, dated as of June 5, 2025, relating to the 5.300% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.2
Sixth Supplemental Indenture, dated as of June 5, 2025, relating to the 5.850% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.3
Registration Rights Agreement, dated as of June 5, 2025, relating to the 5.300% Notes due 2027, by and among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.4
Registration Rights Agreement, dated as of June 5, 2025, relating to the 5.850% Notes due 2030, by and among the Company and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

10.1
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

10.2
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated April 29, 2025, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 1, 2025).

10.3
Seventh Amendment to Loan and Servicing Agreement, dated May 15, 2025, by and among HLEND Holdings A, L.P., as borrower, the Company, as servicer, Morgan Stanley Bank, N.A. and Canadian Imperial Bank of Commerce, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K (File No. 814-01431), filed on May 16, 2025).

10.4
Commitment Increase Agreement, dated as of June 26, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Canadian Imperial Bank of Commerce, as the assuming lender, and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K (File No. 814-01431), filed on June 26, 2025).

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

HPS Corporate Lending Fund

August 13, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 13, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer