Form 10-Q
period 2025-09-30
HPS Corporate Lending Fund
filed 2025-11-14
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 8, 2025 was 31,509,218, 179,296,503, 46,601,755 and 222,246,307 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s intentions regarding interest rates in the future;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $23,179,530 and $15,753,920 at September 30, 2025 and December 31, 2024, respectively)	$23,408,973	$15,790,937
Non-controlled/affiliated investments (amortized cost of $99,213 and $19,411 at September 30, 2025 and December 31, 2024, respectively)	99,531	19,969
Controlled/affiliated investments (amortized cost of $306,422 and $297,747 at September 30, 2025 and December 31, 2024, respectively)	328,116	320,350
Total investments at fair value (amortized cost of $23,585,165 and $16,071,078 at September 30, 2025 and December 31, 2024, respectively)	23,836,620	16,131,256
Cash and cash equivalents	419,328	228,899
Interest receivable from non-controlled/non-affiliated investments	187,650	140,686
Interest receivable from non-controlled/affiliated investments	200	—
Dividend receivable from non-controlled/non-affiliated investments	43	68
Deferred financing costs	49,905	41,633
Deferred offering costs	332	915
Derivative assets, at fair value (Note 6)	60,013	43,003
Receivable for investments	35,759	32,428
Other assets	768	10,851
Total assets	$24,590,618	$16,629,739
LIABILITIES
Debt (net of unamortized debt issuance costs of $94,323 and $51,573 at September 30, 2025 and December 31, 2024, respectively)	$12,201,884	$7,445,580
Payable for investments purchased	105,033	75,489
Interest payable	153,293	104,735
Derivative liabilities, at fair value (Note 6)	8,661	11,510
Due to affiliates	10,501	13,881
Distribution payable (Note 9)	98,172	71,896
Payable for share repurchases (Note 9)	176,365	110,784
Management fees payable (Note 3)	12,185	9,377
Income based incentive fees payable (Note 3)	43,474	32,014
Capital gains incentive fees payable (Note 3)	—	12,950
Shareholder servicing and/or distribution fees payable	3,072	2,456
Accrued expenses and other liabilities	58,383	5,135
Total liabilities	12,871,023	7,895,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (463,690,115 and 341,366,636 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	4,637	3,414
Additional paid in capital	11,625,584	8,521,659
Distributable earnings (loss)	89,374	208,859
Total net assets	11,719,595	8,733,932
Total liabilities and net assets	$24,590,618	$16,629,739

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$4,280,282	$2,717,857
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	169,350,179	106,227,563
Net asset value per share	$25.27	$25.59
Class D Shares:
Net assets	$1,174,151	$1,103,246
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	46,455,932	43,120,380
Net asset value per share	$25.27	$25.59
Class F Shares:
Net assets	$5,499,754	$4,506,823
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	217,600,686	176,150,014
Net asset value per share	$25.27	$25.59
Class S Shares:
Net assets	$765,408	$406,006
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	30,283,318	15,868,679
Net asset value per share	$25.27	$25.59

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$529,534	$345,624	$1,403,241	$940,968
Payment-in-kind interest income	33,862	17,916	82,545	52,856
Dividend income	1,264	1,131	3,617	2,899
Other income	569	966	1,098	5,230
From non-controlled/affiliated investments:
Interest income	196	—	665	—
Payment-in-kind interest income	111	—	263	—
From controlled/affiliated investments:
Dividend income	10,953	7,616	34,566	16,061
Total investment income	576,489	373,253	1,525,995	1,018,014
Expenses:
Interest expense	184,795	106,274	480,218	281,035
Management fees	36,223	24,001	97,992	63,547
Income based incentive fee	43,473	29,258	115,364	81,848
Capital gains incentive fee	—	427	(12,950)	9,955
Shareholder servicing and/or distribution fees
Class D	749	642	2,132	1,699
Class F	6,879	5,144	18,964	14,177
Class S	1,534	604	3,788	1,200
Professional fees	1,448	1,083	4,764	2,682
Board of Trustees’ fees	149	149	463	449
Administrative service expenses (Note 3)	578	931	3,335	2,600
Other general & administrative	3,535	2,506	9,959	7,299
Amortization of continuous offering costs	200	608	1,132	1,424
Total expenses	279,563	171,627	725,161	467,915
Net investment income before excise tax	296,926	201,626	800,834	550,099
Excise tax expense	1,773	3,643	5,218	4,197
Net investment income after excise tax	295,153	197,983	795,616	545,902
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	13,709	(4,548)	(33,597)	(16,022)
Foreign currency forward contracts	(28,365)	(763)	(132,739)	(3,417)
Foreign currency transactions	1,669	791	1,111	9,912
Net realized gain (loss)	(12,987)	(4,520)	(165,225)	(9,527)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(42,637)	72,233	191,291	110,952
Non-controlled/affiliated investments	(258)	31	895	405
Controlled/affiliated investments	1,903	7,763	(909)	20,685
Foreign currency forward contracts	60,336	(49,758)	(48,816)	(32,510)
Translation of assets and liabilities in foreign currencies	9,728	(22,335)	(118,051)	(10,363)
Net change in unrealized appreciation (depreciation)	29,072	7,934	24,410	89,169
Net realized and change in unrealized gain (loss)	16,085	3,414	(140,815)	79,642
Net increase (decrease) in net assets resulting from operations	$311,238	$201,397	$654,801	$625,544
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$295,153	$197,983	$795,616	$545,902
Net realized gain (loss)	(12,987)	(4,520)	(165,225)	(9,527)
Net change in unrealized appreciation (depreciation)	29,072	7,934	24,410	89,169
Net increase (decrease) in net assets resulting from operations	311,238	201,397	654,801	625,544
Distributions to common shareholders:
Class I	(105,715)	(56,652)	(280,073)	(145,219)
Class D	(29,702)	(25,224)	(84,893)	(67,493)
Class F	(132,748)	(98,312)	(367,661)	(274,483)
Class S	(16,809)	(6,547)	(41,660)	(13,122)
Net decrease in net assets resulting from distributions	(284,974)	(186,735)	(774,287)	(500,317)
Share transactions:
Class I:
Proceeds from shares sold	521,356	246,413	1,746,721	981,460
Share transfers between classes	638	2,513	83,176	4,961
Distributions reinvested	28,310	15,805	80,688	42,614
Repurchased shares, net of early repurchase deduction	(50,978)	(15,533)	(307,031)	(71,512)
Net increase (decrease) from share transactions	499,326	249,198	1,603,554	957,523
Class D:
Proceeds from shares sold	65,057	134,820	202,182	313,142
Share transfers between classes	10,933	(1,846)	(64,899)	14,630
Distributions reinvested	13,348	11,658	39,423	32,923
Repurchased shares, net of early repurchase deduction	(36,357)	(3,022)	(92,313)	(13,560)
Net increase (decrease) from share transactions	52,981	141,610	84,393	347,135
Class F:
Proceeds from shares sold	354,817	288,584	1,064,623	946,493
Share transfers between classes	(14,609)	(512)	(18,684)	(20,867)
Distributions reinvested	60,774	42,721	166,942	126,842
Repurchased shares, net of early repurchase deduction	(82,088)	(26,756)	(161,344)	(75,874)
Net increase (decrease) from share transactions	318,894	304,037	1,051,537	976,594
Class S:
Proceeds from shares sold	136,639	87,965	361,123	289,012
Share transfers between classes	3,038	(155)	407	1,276
Distributions reinvested	6,561	2,828	16,854	5,269
Repurchased shares, net of early repurchase deduction	(7,021)	(5)	(12,719)	—
Net increase (decrease) from share transactions	139,217	90,633	365,665	295,557
Total increase (decrease) in net assets	1,036,682	800,140	2,985,663	2,702,036
Net assets, beginning of period	10,682,913	7,087,260	8,733,932	5,185,364
Net assets, end of period	$11,719,595	$7,887,400	$11,719,595	$7,887,400

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$654,801	$625,544
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(191,277)	(132,042)
Net realized (gain) loss on investments	33,597	16,022
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	48,816	32,510
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	118,691	9,696
Net accretion of discount and amortization of premium, net	(61,593)	(65,436)
Amortization of deferred financing costs	7,998	6,057
Amortization of original issue discount and debt issuance costs	17,839	6,469
Amortization of offering costs	1,132	1,424
Payment-in-kind interest capitalized	(78,425)	(50,350)
Payment-in-kind dividends capitalized	(3,561)	(2,789)
Purchases of investments	(9,041,880)	(5,238,438)
Proceeds from sale of investments and principal repayments	1,637,775	1,795,781
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(46,964)	(45,237)
Interest receivable from non-controlled/affiliated investments	(200)	—
Dividend receivable from non-controlled/non-affiliated investments	25	36
Receivable for investments	(3,331)	(263,885)
Other assets	10,083	349
Payable for investments purchased	29,544	(40,841)
Interest payable	48,558	16,918
Due to affiliates	(3,380)	(1,084)
Management fees payable	2,808	2,539
Income based incentive fees payable	11,460	8,910
Capital gains incentive fees payable	(12,950)	9,955
Shareholder servicing and/or distribution fees payable	616	648
Accrued expenses and other liabilities	53,248	45,187
Net cash provided by (used in) operating activities	(6,766,570)	(3,262,057)
Cash flows from financing activities:
Borrowings on debt	13,922,657	5,240,200
Repayments of debt	(9,310,969)	(3,926,833)
Deferred financing costs paid	(16,270)	(8,889)
Debt issuance costs paid	(60,589)	(49,291)
Deferred offering costs paid	(549)	(1,848)
Proceeds from issuance of Common Shares	3,374,649	2,530,107
Common Shares repurchased, net of early repurchase deduction	(507,826)	(179,260)
Distributions paid in cash	(444,104)	(302,901)
Net cash provided by (used in) financing activities	6,956,999	3,301,285
Net increase (decrease) in cash and cash equivalents	190,429	39,228
Cash and cash equivalents, beginning of period	228,899	188,775
Cash and cash equivalents, end of period	$419,328	$228,003

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$405,823	$251,591
Taxes paid during the period	$5,428	$1,522
Distribution payable	$98,172	$64,675
Share repurchases accrued but not paid	$176,365	$45,160
Reinvestment of distributions during the period	$303,907	$207,648
Non-cash purchases of investments	$73,288	$3,045
Non-cash sales of investments	$(73,288)	$(3,045)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.31%	10/28/2031		$81,082	$80,906	$81,893
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		11,100	(24)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.25%	8.84%	8/22/2028	AUD	41,558	28,139	27,482
Asdam Operations Pty Ltd (4)(5)(6)(8)	B +	5.25%	8.84%	8/22/2028	AUD	5,421	2,252	2,390
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.25%	8.84%	8/22/2028	AUD	3,614	2,438	2,390
Cadence - Southwick, Inc. (4)(10)	SF +	5.25%	9.60%	5/3/2029		40,697	39,959	41,104
Cadence - Southwick, Inc. (4)(10)	SF +	4.75%	9.18%	5/3/2029		3,057	3,017	3,088
Cadence - Southwick, Inc. (4)(6)(10)	SF +	4.75%	9.03%	5/3/2028		17,561	9,149	9,366
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(200)	(120)
Carbon Topco, Inc. (4)(9)	SF +	6.00%	10.30%	11/1/2030		71,750	70,534	70,936
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	8.75%	11/4/2031		75,253	74,598	75,251
Fastener Distribution Holdings, LLC (4)(6)(9)	SF +	4.75%	8.75%	11/4/2031		28,345	10,663	10,926
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.19%	1/9/2030		36,769	36,087	36,766
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.19%	1/9/2030		7,741	7,639	7,741
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(86)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.19%	1/9/2030		8,682	8,605	8,682
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.29%	1/9/2030		1,985	1,975	1,985
Goat Holdco LLC (5)(7)	SF +	2.75%	6.91%	1/27/2032		12,022	11,902	12,050
RH Buyer Inc (4)(10)	SF +	6.50%	10.92%	1/17/2031		117,918	115,834	114,553
RH Buyer Inc (4)(6)(10)	SF +	6.50%	10.80%	1/17/2031		13,792	5,825	5,675
Tex-Tech Industries, Inc. (4)(9)	SF +	5.00%	9.14%	1/13/2031		81,014	80,301	80,626
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.17%	1/13/2031		18,094	5,258	5,342
Tex-Tech Industries, Inc. (4)(6)(9)	SF +	5.00%	9.14%	1/13/2031		17,192	923	992
Titan BW Borrower L.P. (4)(8)	SF +	5.25% (incl 2.88% PIK)	9.45%	7/24/2032		249,092	246,674	246,666
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		21,056	(208)	(205)
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		48,935	(476)	(476)
Valence Surface Technologies LLC (4)(10)	SF +	8.25% (incl 6.50% PIK)	12.40%	6/13/2031		154,682	151,432	151,662
Valence Surface Technologies LLC (4)(10)	SF +	7.00%	11.13%	6/13/2031		18,107	17,716	17,754
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		27,161	(596)	(530)
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		13,777	(294)	(269)
West Star Aviation Acquisition, LLC (4)(6)(9)	SF +	4.50%	8.66%	5/20/2032		7,418	1,431	1,484
West Star Aviation Acquisition, LLC (4)(6)(9)				5/20/2032		11,127	(81)	25
West Star Aviation Acquisition, LLC (4)(9)	SF +	4.50%	8.66%	5/20/2032		53,038	52,661	53,157
WP CPP Holdings, LLC (4)(10)	SF +	7.00% (incl 3.88% PIK)	11.17%	11/30/2029		205,193	201,990	209,847
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(456)	—
							1,265,487	1,278,233	10.91%
Alternative Energy
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.10%	11/9/2026		12,445	12,353	11,316
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.10%	11/9/2026		950	943	864
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.10%	11/9/2026		957	949	870
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	10.00%	14.10%	11/9/2026		10,458	10,367	9,509
							24,612	22,559	0.19%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)	E +	5.50%	7.53%	2/13/2032	EUR	65,158	33,359	37,256
							33,359	37,256	0.32%
Automobiles and Parts
ABC Group Holdings Inc (4)(5)(9)	E +	5.88%	7.81%	8/22/2031	EUR	93,391	105,444	105,558

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
ABC Technologies Inc (4)(5)(9)	SF +	5.75%	9.89%	8/22/2031	148,066		142,612	142,613
Clarios Global LP (7)	SF +	2.50%	6.66%	5/6/2030	10,643		10,603	10,661
Clarios Global LP (7)	SF +	2.75%	6.91%	1/28/2032	5,366		5,360	5,376
Foundation Automotive Corp (4)(5)(10)(19)	SF +	7.75% PIK		12/24/2027	15,156		15,032	7,893
Foundation Automotive US Corp (4)(10)(19)	SF +	7.75% PIK		12/24/2027	16,105		15,897	8,389
Foundation Automotive US Corp (4)(10)(19)	SF +	7.75% PIK		12/24/2027	4,755		4,714	2,477
Foundation Automotive US Corp (4)(6)(14)(19)	SF +	7.75%		12/24/2027	2,701		1,454	327
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.07%	2/8/2027	7,995		7,972	7,995
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.07%	2/8/2027	38,083		37,972	38,083
Tenneco Inc (8)	SF +	5.00%	9.30%	11/17/2028	8,000		7,874	7,853
Tenneco Inc (8)	SF +	4.75%	9.05%	11/17/2028	3,872		3,817	3,795
							358,751	341,020	2.91%
Chemicals
Fortis 333 Inc (7)	SF +	3.50%	7.50%	3/27/2032	2,934		2,927	2,923
Lummus Technology Holdings V LLC (7)	SF +	2.50%	6.66%	12/31/2029	24,915		24,725	25,001
							27,652	27,924	0.24%
Construction and Materials
Enstall Group B.V. (4)(5)(8)(19)	E +	6.50%		8/30/2028	EUR	66,462	70,994	47,603
Fire Flow Intermediate Corporation (4)(9)	SF +	4.75%	9.06%	7/10/2031	123,061		122,034	124,292
Hobbs & Associates LLC (7)	SF +	2.75%	6.91%	7/23/2031	15,396		15,342	15,408
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	8.97%	12/6/2027	1,044		1,053	1,044
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.40%	7/15/2030	100		48	50
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.57%	7/15/2031	679		668	683
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.57%	7/15/2031	214		15	21
							210,154	189,101	1.61%
Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	9.38% PIK	13.61%	3/21/2028	AUD	57,807	36,914	31,161
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.01%	5/25/2027	SGD	45,400	33,137	34,586
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.01%	6/30/2027	58,278		58,278	57,656
Auctane Inc (4)(9)	SF +	5.75%	10.14%	10/5/2028	24,250		24,250	22,880
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.65%	6/16/2027	25,457		25,330	25,444
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.65%	6/16/2027	12,441		12,347	12,434
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.65%	6/16/2027	39,098		38,618	39,078
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.65%	6/16/2027	76,746		76,289	76,707
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.65%	6/16/2027	39,466		12,013	12,383
Corporation Service Company (8)	SF +	2.00%	6.16%	11/2/2029	1,578		1,550	1,565
Ensemble RCM LLC (7)	SF +	3.00%	7.31%	8/1/2029	11,608		11,555	11,653
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.26%	4/30/2027	26,055		25,969	26,155
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.26%	4/30/2027	46,394		46,246	46,572
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.51%	4/9/2029	24,803		24,409	22,290
ImageFIRST Holdings, LLC (7)	SF +	3.25%	7.31%	3/12/2032	4,655		4,644	4,672
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.54%	12/14/2029	18,287		18,094	18,278
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.54%	12/14/2029	1,630		1,611	1,629
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.46%	12/14/2029	4,013		1,788	1,833
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.42%	12/14/2029	976		962	975
KUEHG Corp. (5)(8)	SF +	2.75%	6.75%	6/12/2030	2,368		2,364	2,369
Learning Care Group, Inc. (8)	SF +	4.00%	8.31%	8/11/2028	1,960		1,943	1,931
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.47%	3/12/2029	12,294		12,231	12,241
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.33%	3/12/2029	45,981		45,233	45,780
Mckissock Investment Holdings LLC (9)	SF +	5.00%	9.47%	3/12/2029	31,244		31,106	31,107
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.50%	5/18/2029	4,627		4,577	4,200
Spotless Brands, LLC (4)(10)	SF +	5.75%	9.62%	7/25/2028	103,461		102,458	103,494

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC (4)(6)(10)	SF +	5.75%	9.75%	7/25/2028	5,175	2,022	2,064
Spotless Brands, LLC (4)(10)	SF +	5.75%	9.62%	7/25/2028	21,157	20,956	21,164
Spotless Brands, LLC (4)(10)	SF +	5.75%	9.62%	7/25/2028	15,700	15,552	15,705
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	9.83%	7/25/2028	30,924	26,954	27,094
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.58%	6/18/2029	405	403	405
Thrasio LLC (4)(10)(19)	SF +	10.00% PIK		6/18/2029	1,055	1,029	794
TruGreen Limited Partnership (9)	SF +	4.00%	8.26%	11/2/2027	8,420	8,374	8,283
Wharf Street Ratings Acquisition LLC (4)(9)	SF +	4.75%	8.91%	9/16/2032	306,937	303,885	303,884
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	34,104	(340)	(339)
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	36,506	(363)	(363)
						1,032,388	1,027,764	8.77%
Electricity
Cricket Valley Energy Center LLC (4)(18)	SF +	5.00%	9.16%	6/26/2030	78,903	77,035	77,513
Hamilton Projects Acquiror LLC (7)	SF +	2.50%	6.66%	5/30/2031	19,855	19,806	19,942
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	26,998	26,638	25,966
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.67%	6/26/2029	25,810	25,425	25,844
Lackawanna Energy Center LLC (7)	SF +	3.00%	7.25%	8/5/2032	8,511	8,490	8,594
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.02%	12/21/2025	25,000	25,000	25,000
						182,394	182,859	1.56%
Electronic and Electrical Equipment
Dwyer Instruments Inc (4)(9)	SF +	4.75%	8.75%	7/20/2029	111,609	110,694	111,361
Dwyer Instruments Inc (4)(6)(9)				7/20/2029	13,403	(122)	(30)
Dwyer Instruments Inc (4)(6)(9)	SF +	4.75%	8.75%	7/20/2029	19,177	1,390	1,504
						111,962	112,835	0.96%
Finance and Credit Services
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	7.75% PIK	11.98%	2/9/2028	24,828	24,727	24,923
Yes Energy LLC (4)(10)	SF +	4.75%	8.92%	4/21/2028	39,715	39,397	39,715
Yes Energy LLC (4)(10)	SF +	4.75%	8.92%	4/21/2028	14,259	14,163	14,259
Yes Energy LLC (4)(10)	SF +	4.75%	8.92%	4/21/2028	9,662	9,573	9,662
Yes Energy LLC (4)(6)(10)				4/21/2028	3,417	(72)	—
Yes Energy LLC (4)(6)(10)				4/21/2028	2,443	—	—
Yes Energy LLC (4)(10)	SF +	4.75%	8.92%	4/21/2028	4,231	4,193	4,231
						91,981	92,790	0.79%
Food Producers
Alpine US Bidco LLC (7)	SF +	3.50%	7.66%	12/23/2030	9,466	9,435	9,534
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.26%	2/12/2029	88,214	87,278	88,214
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.26%	2/12/2029	11,278	7,214	7,331
Sugar PPC Buyer LLC (4)(10)	SF +	4.75%	9.07%	10/2/2030	58,653	57,710	58,653
Sugar PPC Buyer LLC (4)(10)	SF +	4.75%	9.07%	10/2/2030	16,293	16,023	16,293
Sugar PPC Buyer LLC (4)(6)(10)	SF +	4.75%	9.06%	10/2/2030	14,464	4,202	4,331
SW Ingredients Holdings, LLC (4)(6)(9)	SF +	5.00%	9.16%	5/2/2030	32,714	15,729	15,779
SW Ingredients Holdings, LLC (4)(9)	SF +	5.00%	9.16%	5/2/2030	191,998	189,350	189,648
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	23,763	(342)	(291)
						386,599	389,492	3.32%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	829	813	776
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	76	74	71
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	9.85%	8/13/2027	39,099	38,813	39,099
						39,700	39,946	0.34%
General Industrials
Bakelite US Holdco Inc (7)	SF +	3.75%	7.75%	12/23/2031	6,160	6,105	6,160

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
BP Purchaser, LLC (4)(9)	SF +	5.50%	9.80%	12/11/2028	28,472		28,214	23,817
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.16%	11/8/2029	72,283		71,048	72,283
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.71%	1/3/2030	EUR	13,653	14,557	16,061
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.71%	1/3/2030	EUR	73,494	78,358	86,454
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.77%	1/3/2030	EUR	30,250	30,474	35,584
Capripack Debtco PLC (4)(5)(10)	E +	5.75% (incl 2.50% PIK)	7.77%	1/3/2030	EUR	26,468	26,664	31,136
Clydesdale Acquisition Holdings Inc (8)	SF +	3.18%	7.34%	4/13/2029	7,576		7,561	7,574
Formerra LLC (4)(10)	SF +	7.25%	11.63%	11/1/2028	103,818		102,043	102,731
Formerra LLC (4)(6)(10)	SF +	7.25%	11.51%	11/1/2028	12,031		1,003	1,077
Formerra LLC (4)(10)	SF +	7.25%	11.63%	11/1/2028	4,177		4,104	4,133
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	50,716		50,359	42,313
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	12,153		12,098	10,140
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	13,453		13,393	11,224
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.44%	6/23/2028	4,470		4,450	3,730
							450,431	454,417	3.88%
Health Care Providers
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	7.55%	8/10/2029	CAD	23,754	13,790	14,021
123Dentist Inc (4)(5)(9)	C +	5.00%	7.55%	8/10/2029	CAD	56,338	43,127	40,461
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.47%	7/2/2031	157,416		155,477	156,265
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.25%	9.47%	7/2/2031	28,763		9,939	10,113
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.41%	7/2/2031	52,977		52,593	52,589
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.47%	7/2/2031	130,083		129,132	129,132
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	24,356		(261)	(178)
Aspen Dental Management Inc. (ADMI Corp) (8)	SF +	3.75%	8.03%	12/23/2027	3,276		3,234	3,112
Aspen Dental Management Inc. (ADMI Corp) (7)	SF +	5.75%	9.91%	12/23/2027	847		852	824
AthenaHealth Group Inc. (8)	SF +	2.75%	6.91%	2/15/2029	18,085		17,948	18,072
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.03%	2/24/2028	41,092		40,759	38,311
Baart Programs, Inc. (4)(10)(19)	SF +	5.00%		6/11/2027	9,968		9,935	7,881
Blazing Star Shields Direct Parent, LLC (4)(10)	SF +	6.00%	10.20%	8/28/2030	495,632		485,903	485,898
Blazing Star Shields Direct Parent, LLC (4)(6)(10)	SF +	6.00%	10.00%	8/28/2030	21,972		1,766	1,766
Charlotte Buyer Inc (8)	SF +	4.25%	8.43%	2/11/2028	24,875		24,180	24,866
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.78%	3/15/2027	122,090		121,497	120,915
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.78%	3/15/2027	15,663		15,587	15,512
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.78%	3/15/2027	2,993		1,582	1,567
EPFS Buyer, Inc. (4)(9)	SF +	4.75%	8.75%	7/31/2031	33,567		33,241	33,241
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	5,722		(56)	(56)
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	3,814		(37)	(37)
ERC Topco Holdings, LLC (4)(10)(19)	SF +	6.50% PIK		3/31/2030	7,055		7,055	7,055
ERC Topco Holdings, LLC (4)(6)(10)(19)	SF +	5.50%		3/31/2030	1,560		1,081	1,189
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127		(246)	(95)
FC Compassus LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	9.91%	11/26/2030	145,979		144,106	145,245
FC Compassus LLC (4)(6)(9)	SF +	5.75% (incl 1.50% PIK)	9.91%	11/26/2030	15,819		1,554	1,693
FC Compassus LLC (4)(9)(23)	SF +	7.03% (incl 2.09% PIK)	11.19%	11/26/2030	1,177		1,162	1,171
FC Compassus LLC (4)(6)(9)(23)	SF +	7.08% (incl 2.17% PIK)	11.25%	11/26/2030	128		13	14

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Global Medical Response Inc (7)	SF +	3.50%	7.63%	10/1/2032	25,000	24,938	25,036
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.00%	11/21/2031	111,549	110,081	112,664
Indigo Purchaser, Inc. (4)(6)(9)	SF +	5.00%	9.24%	11/21/2031	25,604	1,122	1,738
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478	(230)	—
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.00%	11/24/2031	89,550	88,762	89,804
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700	(103)	—
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.00%	11/24/2031	58,811	58,248	58,978
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.66%	2/13/2031	153,743	151,843	153,610
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031	13,909	(213)	(12)
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.66%	2/13/2031	53,953	23,622	24,505
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.66%	2/13/2031	22,263	21,880	22,244
Medline Borrower LP (8)	SF +	2.00%	6.16%	10/23/2030	14,947	14,847	14,955
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	8.75%	6/3/2030	43,979	43,262	43,835
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	8.75%	6/3/2030	14,660	14,421	14,612
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(74)	(16)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160	(85)	(30)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	4.75%	8.75%	6/3/2030	16,521	16,380	16,467
Phoenix Newco Inc (8)	SF +	2.50%	6.66%	11/15/2028	16,590	16,530	16,623
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.42%	3/14/2028	26,538	26,313	26,538
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.25%	3/14/2028	9,094	9,024	9,094
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	9.95%	8/31/2029	41,770	41,337	41,609
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	4,746	(53)	(18)
Precision Medicine Group, LLC (7)	SF +	3.50%	7.66%	8/20/2032	8,000	7,961	7,978
Project Alliance Buyer, LLC (4)(9)	SF +	5.00%	9.20%	8/27/2031	52,783	52,004	52,003
Project Alliance Buyer, LLC (4)(6)(9)				8/27/2031	10,101	(149)	(149)
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.65%	12/17/2027	20,310	20,153	20,310
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.65%	12/17/2027	3,872	3,840	3,872
Raven Acquisition Holdings LLC (7)	SF +	3.00%	7.16%	11/19/2031	19,682	19,570	19,698
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,413	(8)	1
Southern Veterinary Partners LLC (7)	SF +	2.50%	6.82%	12/4/2031	5,838	5,800	5,833
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695	2,711	2,691
Tivity Health Inc (4)(9)	SF +	5.00%	9.16%	6/28/2029	128,842	127,368	128,842
TTF Lower Intermediate LLC (7)	SF +	3.75%	7.79%	7/18/2031	11,996	11,828	11,397
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.07%	7/17/2028	42,522	42,111	42,269
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.07%	7/17/2028	26,078	25,835	25,922
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.05%	7/17/2028	32,258	31,957	32,066
Vaxcare Intermediate II LLC (4)(8)	SF +	4.50%	8.79%	6/17/2032	59,706	59,134	59,624
Vaxcare Intermediate II LLC (4)(6)(8)				6/17/2032	11,986	(115)	(16)
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2029	135,630	133,971	133,388
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	56,433	55,500	55,445
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	8,342	8,200	8,196
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	15,932	15,653	15,653
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	13,613	13,350	13,375
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.25%	12/31/2032	3,581	3,509	3,518
						2,616,948	2,624,699	22.40%
Household Goods and Home Construction
Hunter Douglas Inc (7)	SF +	3.25%	7.25%	1/17/2032	2,289	2,278	2,295
SWF Holdings I Corp (10)	SF +	4.50%	8.66%	12/19/2029	73	70	73
SWF Holdings I Corp (10)	SF +	4.00%	8.28%	10/6/2028	667	633	547
SWF Holdings I Corp (6)(10)				12/19/2029	94	—	1

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							2,981	2,916	0.02%
Industrial Engineering
Arcline FM Holdings LLC (9)(21)	SF +	2.75%	6.73%	6/23/2030	15,714		15,714	15,741
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.66%	10/2/2029	19,529		19,203	19,529
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.50%	4/2/2029	151,105		148,577	151,104
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.50%	4/3/2028	13,271		3,384	3,539
Roper Industrial Products Investment Co (8)	SF +	2.75%	6.75%	11/22/2029	20,344		19,964	20,394
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	8.95%	12/27/2031	17,040		4,067	4,188
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	8.75%	12/27/2031	8,731		3,450	3,507
Rotation Buyer, LLC (4)(9)	SF +	4.75%	8.75%	12/27/2031	66,208		65,618	66,056
Time Manufacturing Holdings LLC (4)(9)	SF +	6.50%	10.76%	12/1/2027	12,320		12,221	9,703
Time Manufacturing Holdings LLC (4)(9)	E +	6.50%	8.41%	12/1/2027	EUR	8,546	9,579	7,772
Time Manufacturing Holdings LLC (4)(6)(9)	SF +	6.50%	10.76%	12/1/2027	1,002		974	769
Time Manufacturing Holdings LLC (4)(9)	E +	6.50%	8.41%	12/1/2027	EUR	4,852	5,085	4,413
TK Elevator US Newco Inc (5)(8)	SF +	3.00%	7.20%	4/30/2030	14,955		14,819	15,009
Wec US Holdings Inc (7)	SF +	2.25%	6.53%	1/27/2031	9,900		9,841	9,914
							332,496	331,638	2.83%
Industrial Metals and Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	10.81%	7/31/2029	119,064		115,047	113,917
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	8.53%	7/31/2029	EUR	25,122	26,275	28,194
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	10.81%	7/31/2029	10,237		909	853
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.00%	4/10/2029	58,039		57,003	56,639
Star Holding LLC (7)	SF +	4.50%	8.66%	7/31/2031	4,253		4,234	4,227
							203,468	203,830	1.74%
Industrial Support Services
ABC Legal Holdings, LLC (4)(9)	SF +	4.50%	8.65%	8/13/2032	80,660		79,869	79,868
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	24,138		(239)	(237)
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	16,200		(159)	(159)
AI Circle Bidco Limited (4)(5)(10)	E +	5.75%	7.83%	2/8/2031	EUR	44,620	46,606	51,199
AI Circle Bidco Limited (4)(5)(10)	E +	5.75%	7.83%	2/8/2031	EUR	6,374	6,745	7,314
AI Circle Bidco Limited (4)(5)(6)(10)	E +	5.75%	7.83%	2/8/2031	EUR	66,803	21,785	22,337
Allied Universal Holdco LLC (7)	SF +	3.25%	7.51%	8/20/2032	13,112		13,096	13,176
Argos Health Holdings, Inc. (4)(9)	SF +	5.25%	9.57%	12/3/2029	642		637	646
Atlas Intermediate III LLC (4)(10)	SF +	8.50% (incl 4.00% PIK)	12.81%	10/31/2029	120,296		118,391	116,157
Atlas Intermediate III LLC (4)(6)(10)	SF +	7.75%	11.89%	10/31/2029	13,445		1,116	882
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.16%	12/5/2031	73,818		72,513	72,990
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660		(145)	(104)
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.66%	1/14/2030	148,826		145,932	146,814
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(360)	(219)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.66%	1/14/2030	18,189		8,741	8,848
Azalea Topco, Inc. (7)	SF +	3.00%	7.16%	4/30/2031	11,889		11,817	11,870
Captive Resources Midco LLC (4)(9)	SF +	4.50%	8.66%	7/2/2029	90,960		90,023	90,960
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(69)	—
Chartis Group LLC (4)(9)	SF +	4.50%	8.52%	9/17/2031	81,183		80,492	81,995
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040		(232)	250
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(124)	—
Core & Main LP (5)(7)	SF +	2.00%	6.17%	2/9/2031	1,813		1,813	1,813
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(200)	—
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736		(243)	107
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.41%	10/1/2029	79,673		78,357	80,470
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423		(33)	44
Currahee Borrower Sub LLC (7)	SF +	3.50%	7.50%	3/31/2032	9,435		9,391	9,464

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Currahee Borrower Sub LLC (6)(7)				3/31/2032	2,189	(11)	7
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	5.25%	9.57%	12/3/2029	802	796	808
EIS Legacy Holdco, LLC (4)(9)	SF +	4.50%	8.82%	11/5/2031	63,949	63,392	63,951
EIS Legacy Holdco, LLC (4)(6)(9)	SF +	4.50%	8.82%	11/5/2031	30,645	14,553	14,837
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000	(110)	(12)
Empower Payments Investor, LLC (4)(9)	SF +	4.75%	8.75%	3/12/2031	100,417	98,855	99,423
Empower Payments Investor, LLC (4)(9)	SF +	4.75%	8.75%	3/12/2031	14,354	14,106	14,212
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704	(144)	(114)
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,123	(138)	(140)
Empower Payments Investor, LLC (4)(9)	SF +	4.75%	8.74%	3/12/2031	24,420	24,187	24,178
Guidehouse Inc. (4)(9)	SF +	5.00% (incl 2.00% PIK)	9.16%	12/16/2030	190,358	188,582	190,358
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221	(91)	—
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.31%	9/22/2028	88,234	87,871	88,234
Madison IAQ LLC (8)	SF +	2.50%	6.70%	6/21/2028	1,244	1,214	1,246
Madison IAQ LLC (8)	SF +	3.25%	7.45%	5/6/2032	13,825	13,646	13,908
Madison Safety & Flow LLC (7)	SF +	2.75%	6.91%	9/26/2031	3,464	3,457	3,472
NBG Acquisition Corp. (4)(9)	SF +	6.00% (incl 3.50% PIK)	10.31%	11/4/2030	21,144	21,072	17,085
NBG Acquisition Corp. (4)(6)(9)	SF +	6.00% (incl 3.50% PIK)	10.15%	11/4/2030	2,878	1,779	1,240
NBG Acquisition Corp. (4)(9)	SF +	6.00% (incl 3.50% PIK)	10.00%	11/6/2028	3,330	3,294	2,690
NDT Global Holding Inc. (4)(5)(8)	SF +	4.50%	8.65%	6/4/2032	120,000	118,856	119,063
NDT Global Holding Inc. (4)(5)(6)(8)	SF +	4.50%	8.65%	6/4/2032	60,522	26,042	26,157
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	30,474	(291)	(238)
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	2.75%	6.91%	11/17/2031	3,144	3,123	3,149
NTH Degree Purchaser Inc (4)(10)	SF +	5.25%	9.32%	9/10/2030	100,857	99,196	99,935
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	30,800	(562)	(281)
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	16,125	(266)	(147)
PEX Holdings LLC (7)	SF +	2.75%	6.75%	11/26/2031	14,925	14,892	14,956
PG Polaris BidCo Sarl (5)(7)	SF +	2.75%	6.75%	3/26/2031	11,877	11,863	11,932
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.20%	2/7/2031	7,406	7,392	7,455
Priority Holdings, LLC (5)(8)	SF +	3.75%	7.91%	7/30/2032	4,118	4,108	4,136
QXO Inc (5)(7)	SF +	3.00%	7.16%	4/30/2032	1,995	1,976	2,014
Railpros Parent LLC (4)(9)	SF +	4.50%	8.70%	5/24/2032	34,833	34,502	34,828
Railpros Parent LLC (4)(6)(9)				5/24/2032	10,718	(104)	(1)
Railpros Parent LLC (4)(6)(9)				5/24/2032	5,375	(51)	(1)
Retail Services WIS Corporation (4)(10)	SF +	7.00%	11.20%	8/29/2030	109,702	107,547	107,546
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	25,930	(514)	(510)
Sedgwick Claims Management Services Inc (7)	SF +	2.50%	6.66%	7/31/2031	18,918	18,768	18,915
Shift4 Payments LLC (5)(7)	SF +	2.50%	6.50%	6/30/2032	1,341	1,338	1,353
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.41%	5/2/2028	116,924	115,890	116,924
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.41%	5/2/2028	14,877	14,735	14,877
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.60%	9/13/2028	42,341	41,883	42,521
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579	(37)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.88%	9/13/2028	5,919	5,857	5,944
Spirit RR Holdings, Inc. (4)(9)	SF +	4.50%	8.88%	9/13/2028	2,978	2,952	2,991
Team, Inc. (4)(10)	SF +	6.50%	10.73%	3/12/2030	52,098	51,057	51,377
Team, Inc. (4)(6)(10)				3/12/2030	14,960	(318)	(207)
Transnetwork LLC (8)	SF +	4.75%	8.75%	12/29/2030	68,543	67,857	68,486
TruckPro, LLC (4)(12)	SF +	7.75%	12.10%	8/16/2028	66,027	64,889	59,985
W3 TopCo LLC (4)(10)	SF +	6.50%	10.84%	3/22/2029	88,545	86,088	83,571

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
YA Intermediate Holdings II LLC (4)(9)	SF +	4.75%	8.94%	10/1/2031	47,211		47,009	47,683
YA Intermediate Holdings II LLC (4)(6)(9)	SF +	4.75%	8.99%	10/1/2031	19,804		1,952	2,291
YA Intermediate Holdings II LLC (4)(6)(9)	SF +	4.75%	8.59%	10/1/2031	9,750		852	894
							2,270,311	2,279,466	19.45%
Industrial Transportation
Brown Group Holding LLC (8)	SF +	2.75%	7.06%	7/1/2031	1,990		1,983	1,996
Tikehau Motion Midco SARL (4)(5)(7)	E +	6.50%	8.59%	8/22/2031	EUR	23,823	27,377	27,407
Tikehau Motion Midco SARL (4)(5)(7)	E +	6.50%	8.59%	8/22/2031	EUR	51,456	59,133	59,198
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	38,175	(887)	(880)
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973		(174)	—
Truck-Lite Co, LLC (4)(6)(9)	SF +	5.75%	9.91%	2/13/2032	32,845		12,541	13,023
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	16,303		(239)	—
Truck-Lite Co, LLC (4)(9)	SF +	5.00%	9.14%	2/13/2032	91,013		89,606	91,013
Truck-Lite Co, LLC (4)(9)	SF +	5.00%	9.14%	2/13/2032	3,407		3,374	3,407
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	3,362		(52)	—
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032	26,224		(259)	(256)
Zeppelin US Buyer Inc. (4)(6)(9)	SF +	4.75%	8.91%	8/2/2032	13,112		4,555	4,555
Zeppelin US Buyer Inc. (4)(9)	SF +	4.75%	8.93%	8/2/2032	85,664		84,828	84,828
							281,786	284,291	2.43%
Investment Banking and Brokerage Services
Apex Group Treasury LLC (5)(7)	SF +	3.50%	7.75%	2/27/2032	13,514		13,391	13,244
Ascensus Holdings, Inc. (8)	SF +	3.00%	7.16%	8/2/2028	14,005		13,947	14,011
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	8.91%	6/3/2031	117,520		116,075	118,692
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.50%	8.66%	6/3/2031	43,427		43,016	43,330
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	14,960		(146)	(33)
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	30,537		(340)	(96)
Citrin Cooperman Advisors LLC (7)	SF +	3.00%	7.00%	4/1/2032	13,599		13,453	13,559
Citrin Cooperman Advisors LLC (6)(7)				4/1/2032	877		(9)	(3)
DRW Holdings LLC (7)	SF +	3.50%	7.50%	6/26/2031	13,209		13,150	13,197
Earps Bidco Limited (4)(5)(7)	SN +	5.00%	9.01%	3/28/2032	GBP	37,700	48,117	50,140
Earps Bidco Limited (4)(5)(6)(7)				3/28/2032	GBP	12,044	(226)	(173)
Earps Bidco Limited (4)(5)(7)	E +	5.00%	7.02%	3/28/2032	EUR	1,105	1,267	1,283
Eisner Advisory Group LLC (8)	SF +	4.00%	8.16%	2/28/2031	8,523		8,457	8,585
Focus Financial Partners, LLC (7)	SF +	2.75%	6.91%	9/15/2031	17,912		17,844	17,936
Grant Thornton Advisors Holdings LLC (7)	SF +	2.50%	6.66%	6/2/2031	15,128		15,128	15,056
Harp Finco LTD (4)(5)(7)	SN +	5.50%	9.47%	3/27/2032	GBP	113,774	144,607	150,597
Jump Financial LLC (7)	SF +	3.50%	7.50%	2/26/2032	3,896		3,885	3,928
June Purchaser LLC (7)	SF +	2.75%	6.75%	11/28/2031	9,666		9,631	9,706
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	7
Madonna Bidco Ltd (4)(5)(7)	SN +	5.25%	9.29%	10/25/2031	GBP	51,131	65,127	69,422
Madonna Bidco Ltd (4)(5)(6)(7)	SN +	5.25%	9.29%	10/25/2031	GBP	10,435	445	856
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	8.75%	8/29/2031	27,600		27,367	27,542
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	8.75%	8/29/2031	16,300		8,398	8,510
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	9,231		(90)	(19)
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	8.75%	8/29/2031	6,869		1,178	1,222
More Cowbell II, LLC (4)(6)(9)	SF +	4.25%	8.09%	9/1/2029	7,610		282	306
More Cowbell II, LLC (4)(9)	SF +	4.25%	8.02%	9/1/2030	51,476		50,779	50,968
More Cowbell II, LLC (4)(6)(9)				9/1/2030	3,575		(45)	(35)
Orthrus Ltd (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.23%	12/5/2031	GBP	35,038	44,049	46,670
Orthrus Ltd (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	8.33%	12/5/2031	EUR	31,298	32,679	36,405

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Orthrus Ltd (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.40%	12/5/2031	82,691		81,440	81,930
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	7,149	(151)	(88)
Orthrus Ltd (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.57%	12/5/2031	11,939		11,749	11,829
Osaic Holdings Inc (7)	SF +	3.00%	7.16%	7/30/2032	15,160		15,123	15,168
PF Finco PTY LTD (4)(5)(10)	B +	6.25%	10.07%	5/30/2030	AUD	41,852	26,411	27,299
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	5,707	(75)	(52)
Rockefeller Capital Management (4)(8)	SF +	4.75%	8.75%	4/4/2031	69,300		68,750	69,300
Rockefeller Capital Management (4)(8)	SF +	4.75%	8.75%	4/4/2031	14,925		14,824	14,925
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000		(73)	—
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	11.97%	9/22/2028	GBP	22,026	26,320	30,125
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.25%	9.23%	6/24/2031	GBP	80,205	100,932	108,898
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(72)	83
							1,036,585	1,074,230	9.17%
Life Insurance
OneDigital Borrower LLC (8)	SF +	3.00%	7.16%	7/2/2031	14,699		14,644	14,718
							14,644	14,718	0.13%
Media
2080 Media, Inc. (4)(9)	SF +	4.75%	8.91%	3/14/2029	53,555		53,003	53,785
2080 Media, Inc. (4)(6)(9)	SF +	4.75%	8.91%	3/14/2028	13,795		4,617	4,730
2080 Media, Inc. (4)(9)	SF +	4.75%	8.91%	3/14/2029	12,425		12,310	12,479
2080 Media, Inc. (4)(9)	SF +	4.75%	8.91%	3/14/2029	10,008		9,921	10,050
2080 Media, Inc. (4)(6)(9)				3/14/2029	27,282		(258)	117
2080 Media, Inc. (4)(6)(9)	SF +	4.75%	9.06%	3/14/2029	8,786		5,834	5,957
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,071		1,044	1,071
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.71%	10/29/2027	39,914		39,493	39,472
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.47%	10/29/2027	2,766		2,309	2,307
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.50% PIK)	10.10%	6/18/2029	11,826		11,748	11,812
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.50% PIK)	10.10%	6/18/2029	673		669	672
Endeavor Operating Co LLC (5)(7)	SF +	3.00%	7.16%	3/24/2032	8,199		8,161	8,218
Global Music Rights, LLC (4)(9)	SF +	4.50%	8.50%	12/20/2031	439,167		435,265	438,167
Global Music Rights, LLC (4)(6)(9)				12/20/2031	46,796		(416)	(107)
Law Business Research Inc. (4)(5)(8)	SF +	5.25%	9.38%	5/19/2031	46,320		45,316	46,783
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.24%	5/19/2031	GBP	73,522	91,540	99,824
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.59%	5/19/2031	12,087		11,844	12,208
Renaissance Financiere (4)(5)(7)	E +	7.00%	9.04%	7/26/2028	EUR	34,871	35,729	34,674
Wasserman Media Group, LLC (7)	SF +	3.00%	7.16%	6/23/2032	4,167		4,147	4,188
							772,276	786,407	6.71%
Medical Equipment and Services
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.65%	2/23/2028	21,259		21,034	20,341
Agiliti Health, Inc. (7)	SF +	3.00%	7.22%	5/1/2030	5,390		5,119	5,181
Bamboo US BidCo LLC (4)(6)(10)	SF +	5.25%	9.41%	9/30/2030	2,855		2,607	2,633
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(27)	—
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.56%	9/30/2030	82,765		81,055	82,765
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(424)	—
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.56%	9/30/2030	15,404		15,049	15,404
Bamboo US BidCo LLC (4)(10)	E +	5.25%	7.28%	9/30/2030	EUR	62,644	64,900	73,512
Bausch + Lomb Corporation (5)(7)	SF +	4.00%	8.17%	9/29/2028	9,988		9,988	10,001
Bausch + Lomb Corporation (5)(7)	SF +	4.25%	8.41%	1/15/2031	39,861		39,671	39,936

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Bayou Intermediate II, LLC (4)(9)	SF +	5.25% (incl 2.88% PIK)	9.25%	9/30/2032	148,054		146,575	146,574
Bayou Intermediate II, LLC (4)(6)(9)				9/30/2032	40,378		(404)	(404)
Bayou Intermediate II, LLC (4)(6)(9)				9/30/2032	25,989		(260)	(260)
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	6,558		(94)	66
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674		(209)	—
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.16%	8/7/2031	170,556		168,705	172,262
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.16%	8/7/2031	19,166		18,896	19,357
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	25,062		(364)	251
Femur Buyer Inc (4)(10)	SF +	8.50%	12.74%	9/18/2029	13,350		13,110	11,417
Femur Buyer Inc (4)(10)	SF +	9.25% (incl 5.00% PIK)	13.28%	3/18/2030	147,291		144,734	125,970
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	7.22%	10/31/2030	EUR	63,783	66,109	76,346
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	8.91%	3/13/2029	110,096		107,801	110,096
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	8.91%	3/13/2029	61,495		60,694	61,495
PerkinElmer U.S. LLC (4)(10)	SF +	4.75%	8.91%	3/13/2029	66,577		65,825	66,577
Plasma Buyer LLC (4)(9)	SF +	5.75%	9.75%	5/12/2029	82,784		81,894	72,133
Plasma Buyer LLC (4)(9)	SF +	6.25%	10.25%	5/12/2029	3,124		3,087	2,732
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	9.75%	5/12/2028	9,458		9,334	8,421
Resonetics, LLC (9)	SF +	2.75%	7.06%	6/18/2031	38,251		38,173	38,260
SDC US Smilepay SPV (4)(14)(19)	P +	9.75%		10/27/2025	12,256		4,185	371
Solis Mammography Buyer, Inc. (4)(9)	SF +	5.00%	9.00%	5/29/2032	191,713		188,978	189,280
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	27,720		(406)	(352)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	33,548		(469)	(385)
Spruce Bidco II Inc (4)(6)(9)				1/31/2032	43,899		(596)	(532)
Spruce Bidco II Inc (4)(9)	SF +	5.00%	9.13%	1/31/2032	164,118		161,891	162,128
Spruce Bidco II Inc (4)(9)	C +	5.00%	7.68%	1/31/2032	CAD	34,913	23,777	24,770
Spruce Bidco II Inc (4)(9)	TN +	5.25%	6.00%	1/31/2032	JPY	3,734,853	23,789	24,938
Spruce Bidco II Inc (4)(9)(23)	SF +	6.04%	10.17%	1/31/2032	951		938	939
TecoStar Holdings Inc (4)(10)	SF +	8.00%	12.33%	7/6/2029	126,897		125,042	126,382
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.16%	10/29/2031	17,369		17,293	17,407
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.50%	7/30/2031	90,262		89,511	90,262
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271		(110)	—
Zeus Company LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.00%	2/28/2031	123,491		122,068	119,367
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.50%	2/28/2031	23,048		11,208	10,734
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506		(237)	(638)
							1,929,440	1,925,737	16.43%
Non-life Insurance
Acrisure LLC (7)	SF +	3.00%	7.16%	11/6/2030	19,907		19,898	19,898
Acrisure LLC (7)	SF +	3.25%	7.41%	6/20/2032	4,988		4,976	4,992
Alera Group Intermediate Holdings, Inc. (8)	SF +	3.25%	7.41%	5/30/2032	8,000		7,962	8,039
Alliant Holdings Intermediate, LLC (7)	SF +	2.50%	6.67%	9/19/2031	18,557		18,425	18,526
AmWINS Group Inc (9)	SF +	2.25%	6.25%	1/30/2032	10,142		10,131	10,149
Amynta Agency Borrower Inc (7)	SF +	2.75%	6.91%	12/29/2031	20,040		19,693	19,992
Broadstreet Partners Group LLC (7)	SF +	2.75%	6.91%	6/13/2031	12,066		11,999	12,090
CRC Insurance Group LLC (7)	SF +	2.75%	6.75%	5/6/2031	10,049		10,009	10,064
Galway Borrower LLC (4)(9)	SF +	4.50%	8.50%	9/29/2028	132,542		132,227	132,542
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.49%	9/29/2028	5,017		1,038	1,059
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.50%	9/29/2028	6,380		996	1,033
Global Gruppe GmbH (4)(5)(6)(7)				2/1/2030	EUR	38,764	(904)	(900)
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.00%	7.18%	1/8/2032	3,500		3,492	3,531
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	8.91%	11/24/2028	14,263		8,054	8,166

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency Inc (4)(10)	SF +	4.50%	8.67%	11/24/2028	31,723		31,523	31,723
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,973
HUB International Ltd (7)	SF +	2.25%	6.58%	6/20/2030	11,672		11,582	11,702
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	362		(2)	—
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	1,321		(11)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.20%	8/25/2028	65,850		65,549	65,850
Jones Deslauriers Insurance Management Inc (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,472	15,234
Koala Investment Holdings Inc (4)(9)	SF +	4.50%	8.50%	8/29/2032	118,126		116,960	116,959
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	11,529		(114)	(114)
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	22,775		(226)	(225)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)	E +	5.25%	7.25%	2/5/2032	EUR	4,060	768	803
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)	E +	5.25%	7.25%	2/5/2032	EUR	53,590	55,043	62,420
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	9,744	(152)	(85)
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	3,045		(13)	—
Sig Parent Holdings, LLC (4)(9)	SF +	4.75%	8.91%	8/21/2031	26,190		26,080	26,246
Sig Parent Holdings, LLC (4)(6)(9)	SF +	4.75%	8.91%	8/21/2031	15,216		1,055	1,161
Summit Acquisition Inc. (7)	SF +	3.50%	7.66%	10/16/2031	17,456		17,381	17,580
Trucordia Insurance Services LLC (7)	SF +	3.25%	7.41%	6/17/2032	6,915		6,898	6,941
Trupanion Inc (4)(5)(9)	SF +	5.00%	9.15%	3/25/2027	15,120		15,049	15,120
Trupanion Inc (4)(5)(9)	SF +	5.00%	9.15%	3/25/2027	25,559		25,446	25,559
Trupanion Inc (4)(5)(6)(9)				3/25/2027	6,576		(29)	—
USI Inc/NY (7)	SF +	2.25%	6.25%	9/29/2030	12,775		12,758	12,773
USI Inc/NY (7)	SF +	2.25%	6.25%	11/21/2029	1,909		1,909	1,909
							660,439	671,710	5.73%
Oil, Gas and Coal
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.65%	12/7/2029	63,438		62,574	63,311
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.66%	12/7/2029	9,674		2,646	2,811
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.83%	12/7/2029	9,702		7,015	7,128
CVR CHC LP (5)(7)	SF +	4.00%	8.00%	12/30/2027	3,876		3,851	3,886
							76,086	77,136	0.66%
Personal Care, Drug and Grocery Stores
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	8.78%	12/27/2029	EUR	170,600	173,344	196,369
MRO Maryruth LLC (4)(7)(21)	SF +	4.00%	8.00%	9/30/2030	49,000		48,694	48,694
MRO Maryruth LLC (4)(9)(21)	SF +	4.75%	8.75%	9/30/2031	19,000		18,834	18,834
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.25%	6/27/2030	118,525		117,589	119,711
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(68)	—
Puma Buyer LLC (4)(8)	SF +	4.25%	8.25%	3/29/2032	59,685		59,270	59,685
Puma Buyer LLC (4)(6)(12)				3/29/2032	9,853		(68)	—
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.38%	3/23/2028	AUD	34,499	25,469	22,814
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	9.38%	3/23/2028	AUD	20,792	14,160	13,750
Vital Bidco AB (4)(5)(10)	SF +	4.25%	8.41%	10/29/2031	97,161		95,453	98,132
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(286)	—
							552,391	577,989	4.93%
Personal Goods
Daphne S.P.A. (4)(5)(7)(19)	E +	6.25%		5/23/2028	EUR	45,354	47,923	42,578
Daphne S.P.A. (4)(5)(7)(19)	E +	6.25%		5/23/2028	EUR	3,978	4,674	3,735
S&S Holdings LLC (8)	SF +	5.00%	9.17%	10/1/2031	11,880		11,723	11,553
Spanx, LLC (4)(9)	SF +	5.50%	9.76%	11/20/2028	28,875		28,604	24,886
Spanx, LLC (4)(6)(9)	SF +	5.25%	9.52%	11/18/2027	5,000		1,297	808
							94,221	83,560	0.71%
Pharmaceuticals and Biotechnology
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.66%	9/13/2031	126,600		126,062	127,866

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031	6,020		(28)	60
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.66%	9/13/2031	68,244		67,218	68,927
Amneal Pharmaceuticals LLC (5)(8)	SF +	3.50%	7.66%	8/1/2032	7,800		7,781	7,806
Atlas Borrower, LLC (4)(8)	SF +	4.50%	8.50%	9/4/2032	88,232		87,359	87,359
Atlas Borrower, LLC (4)(6)(8)				9/4/2032	15,234		(151)	(151)
Azurity Pharmaceuticals Inc (4)(10)	SF +	7.00%	11.24%	3/14/2030	232,897		228,748	229,058
Azurity Pharmaceuticals Inc (4)(6)(10)	SF +	7.00%	11.01%	3/14/2030	20,537		16,749	16,776
Cambrex Corporation (4)(9)	SF +	4.50%	8.66%	3/6/2032	110,282		109,270	109,394
Cambrex Corporation (4)(6)(9)				3/6/2032	18,341		(168)	(148)
Cambrex Corporation (4)(6)(9)				3/6/2032	16,460		(158)	(133)
Cambrex Corporation (4)(6)(9)				3/6/2032	6,121		(61)	(49)
Creek Parent, Inc. (4)(9)	SF +	5.00%	9.14%	12/18/2031	120,542		118,791	119,857
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(323)	(127)
Creek Parent, Inc. (4)(9)(23)	SF +	6.08%	10.22%	12/18/2031	1,213		1,195	1,206
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.45%	1/27/2032	4,146		4,136	4,160
Endo Finance Holdings Inc (8)	SF +	4.00%	8.16%	4/23/2031	8,133		8,063	8,159
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	8.61%	11/15/2031	AUD	243,533	156,063	161,307
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(112)	26
Phantom Purchaser Inc (4)(9)	SF +	4.75%	8.75%	9/19/2031	100,799		99,848	99,995
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(146)	(124)
Syneos Health Inc (7)	SF +	4.00%	8.00%	9/27/2030	14,922		14,845	14,941
WCG Intermediate Corp (10)	SF +	3.00%	7.16%	2/25/2032	15,286		15,190	15,196
							1,060,171	1,071,361	9.14%
Real Estate Investment and Services
Associations Inc. (4)(10)	SF +	6.50%	11.08%	7/3/2028	55,135		55,099	55,687
Associations Inc. (4)(6)(10)	SF +	6.50%	11.08%	7/3/2028	4,304		1,627	1,673
Associations Inc. (4)(6)(10)				7/3/2028	3,459		(2)	—
							56,724	57,360	0.49%
Retailers
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	7.33%	12/5/2029	EUR	21,626	22,829	25,506
Belron Finance 2019 LLC (8)	SF +	2.50%	6.74%	10/16/2031	14,536		14,498	14,627
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.31%	10/31/2029	426		136	140
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.31%	10/31/2029	14,387		14,282	14,387
Constellation Automotive Limited (4)(5)(7)	E +	6.25%	8.59%	4/3/2031	EUR	18,107	19,694	21,102
Constellation Automotive Limited (4)(5)(7)	SN +	6.25%	10.24%	4/3/2031	GBP	43,803	56,523	58,458
Great Outdoors Group, LLC (9)	SF +	3.25%	7.41%	1/23/2032	13,522		13,461	13,532
Johnstone Supply LLC (7)	SF +	2.50%	6.64%	6/9/2031	6,243		6,236	6,239
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.21%	7/28/2027	39,599		39,058	39,180
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.21%	7/28/2027	34,550		33,843	34,184
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.21%	7/28/2027	89,074		87,873	88,131
PetSmart LLC (7)	SF +	4.00%	8.14%	8/18/2032	16,738		16,573	16,508
Staples, Inc. (8)	SF +	5.75%	10.05%	9/4/2029	30,952		29,861	29,430
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.25%	8/31/2028	7,920		7,920	7,957
White Cap Buyer, LLC (7)	SF +	3.25%	7.42%	10/19/2029	16,442		16,381	16,464
							379,168	385,845	3.29%
Software and Computer Services
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.22%	6/28/2029	GBP	91,991	110,572	123,664
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.22%	6/28/2029	GBP	47,995	56,191	64,520
Artifact Bidco, Inc. (4)(8)	SF +	4.25%	8.25%	7/26/2031	45,788		45,408	45,788
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(103)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(44)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(21)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Artisan Bidco, Inc. (4)(10)	E +	7.00%	8.94%	11/7/2029	EUR	18,288	19,228	20,834
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.32%	11/7/2029	39,300		38,629	38,179
Artisan Bidco, Inc. (4)(6)(10)	SF +	7.00%	11.04%	11/7/2029	6,000		3,698	3,629
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.32%	11/7/2029	993		984	964
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(250)	—
Auditboard, Inc. (4)(9)	SF +	4.50%	8.50%	7/14/2031	159,000		157,688	159,795
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714		(691)	379
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	4.75%	6.78%	5/29/2031	EUR	125,373	137,729	147,017
Avalara, Inc. (7)	SF +	3.25%	7.25%	3/26/2032	13,325		13,257	13,345
BMC Software Inc. (7)	SF +	3.00%	7.20%	7/30/2031	2,985		2,953	2,984
Boreal Bidco (4)(5)(7)	E +	7.25% (incl 5.75% PIK)	9.25%	3/26/2032	EUR	50,412	53,256	58,113
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	4.50%	8.50%	5/13/2029	4,478		4,453	4,499
Calabrio, Inc. (4)(10)	SF +	5.50%	9.70%	4/16/2027	22,034		22,034	22,034
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	9.70%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	9.70%	4/16/2027	3,232		3,201	3,232
Central Parent LLC (7)	SF +	3.25%	7.25%	7/6/2029	20,097		20,043	17,435
Certinia Inc. (4)(10)	SF +	5.25%	9.56%	8/4/2030	51,941		51,037	52,461
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(109)	—
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		7,033	7,816
Cloud Software Group Inc (7)	SF +	3.25%	7.25%	8/13/2032	14,000		14,000	14,059
Cloud Software Group Inc (7)	SF +	3.25%	7.48%	3/21/2031	4,765		4,765	4,788
Coupa Holdings, LLC (4)(9)	SF +	5.25%	9.56%	2/27/2030	78,780		77,615	79,568
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(88)	—
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(107)	71
Databricks Inc (4)(7)	SF +	4.50%	8.72%	1/3/2031	137,478		136,868	137,433
Databricks Inc (4)(6)(7)				1/3/2031	30,597		(153)	(10)
Delta Topco, Inc. (7)	SF +	2.75%	7.02%	11/30/2029	19,052		19,002	18,870
DigiCert Inc (4)(9)	SF +	5.75%	9.91%	7/30/2030	360,814		355,588	357,222
DigiCert Inc (4)(9)(23)	SF +	6.40%	10.56%	7/30/2030	2,000		1,971	1,971
DigiCert Inc (4)(6)(9)				7/30/2030	38,437		(557)	(383)
EasyPark Strategy AB (4)(5)(8)	SF +	4.75%	8.92%	12/19/2030	45,577		44,980	45,245
EasyPark Strategy AB (4)(5)(8)	N +	4.75%	9.15%	12/19/2030	NOK	234,246	20,222	23,286
EasyPark Strategy AB (4)(5)(8)	E +	4.75%	6.79%	12/19/2030	EUR	74,735	76,536	87,088
EasyPark Strategy AB (4)(5)(8)	SN +	5.00% (incl 2.25% PIK)	8.98%	12/19/2031	GBP	29,019	35,669	38,737
EasyPark Strategy AB (4)(5)(8)	E +	4.75%	6.85%	12/19/2030	EUR	8,569	9,880	9,985
Einstein Parent Inc (4)(9)	SF +	6.50%	10.83%	1/22/2031	94,062		92,397	92,760
Einstein Parent Inc (4)(6)(9)				1/22/2031	9,745		(172)	(135)
Elements Finco Limited (4)(5)(7)	SN +	5.50% (incl 2.50% PIK)	9.47%	4/29/2031	GBP	33,930	42,328	45,612
Elements Finco Limited (4)(5)(7)	SF +	5.25% (incl 2.25% PIK)	9.41%	4/29/2031	10,603		10,520	10,603
Elements Finco Limited (4)(5)(7)	SF +	5.25% (incl 2.25% PIK)	9.41%	4/29/2031	8,824		8,755	8,824
Elements Finco Limited (4)(5)(7)	SN +	5.25% (incl 2.25% PIK)	9.22%	4/29/2031	GBP	50,699	62,870	68,155
Elements Finco Limited (4)(5)(7)	SN +	5.50% (incl 2.50% PIK)	9.47%	4/29/2031	GBP	15,210	18,967	20,447
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.66%	12/24/2029	65,971		65,272	65,971
Enverus Holdings Inc (4)(6)(9)				12/24/2029	856		(12)	—
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.64%	12/24/2029	4,913		157	209
Espresso Bidco Inc. (4)(9)	SF +	5.75% (incl 3.13% PIK)	9.75%	3/25/2032	52,612		51,894	52,048

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	14,333		(207)	(154)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(88)	(68)
Flexera Software LLC (4)(8)	E +	4.75%	6.63%	8/15/2032	EUR	65,335	76,287	76,482
Flexera Software LLC (4)(8)	SF +	4.75%	8.96%	8/15/2032	199,944		199,453	199,453
Flexera Software LLC (4)(6)(8)				8/15/2032	16,806		(41)	(41)
GovCIO Buyer Company (4)(9)	SF +	5.25%	9.42%	7/9/2031	144,788		142,649	145,476
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	103
HT Intermediary III, Inc. (4)(9)	SF +	4.50%	8.66%	11/12/2030	42,110		41,930	42,531
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.50%	8.66%	11/12/2030	3,857		112	129
Huskies Parent Inc (4)(9)	SF +	5.25%	9.51%	11/3/2028	24,706		24,482	23,876
Huskies Parent Inc (4)(6)(9)	SF +	5.25%	9.51%	11/3/2027	1,000		699	681
ION Platform Finance US Inc (7)(21)	SF +	3.75%	7.88%	9/30/2032	20,000		19,800	19,875
IRI Group Holdings, Inc. (4)(9)	SF +	4.50%	8.66%	12/1/2029	206,163		204,658	206,332
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(133)	—
Kaseya Inc (7)	SF +	3.25%	7.41%	3/20/2032	20,365		20,255	20,419
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(128)	—
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.82%	7/23/2031	112,280		111,349	112,575
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.82%	7/23/2031	6,588		6,532	6,606
Kona Buyer, LLC (4)(9)	SF +	4.50%	8.82%	7/23/2031	1,854		1,838	1,859
Kona Buyer, LLC (4)(6)(9)				7/23/2031	61,081		(305)	160
Kona Buyer, LLC (4)(6)(9)				6/27/2032	7,096		(35)	—
Kpler Finance SA (4)(5)(8)	SF +	6.75% (incl 3.63% PIK)	10.84%	4/25/2031	70,000		69,026	69,486
Kpler Finance SA (4)(5)(8)	SF +	6.75% (incl 3.63% PIK)	10.84%	4/25/2031	70,000		69,026	69,486
Kpler Finance SA (4)(5)(6)(8)	SF +	6.25%	10.37%	10/25/2030	20,000		11,722	11,846
Kpler Finance SA (4)(5)(6)(8)				10/25/2030	20,000		(288)	(154)
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(299)	(193)
Kryptona Bidco US, LLC (4)(9)	SF +	6.00% (incl 3.25% PIK)	10.03%	12/18/2031	158,023		155,288	156,212
Kryptona Bidco US, LLC (4)(7)	E +	6.00% (incl 3.25% PIK)	8.02%	12/18/2031	EUR	36,570	37,356	42,440
McAfee Corp (8)	SF +	3.00%	7.22%	3/1/2029	8,751		8,619	8,385
Medallia Inc (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.47%	10/29/2028	82,387		82,387	70,043
Mediaocean LLC (8)	SF +	3.50%	7.76%	12/15/2028	6,772		6,768	6,791
Meralm Bidco AB (4)(5)(8)	E +	6.00% (incl 2.25% PIK)	8.06%	8/29/2031	EUR	33,596	36,673	37,495
Meralm Bidco AB (4)(5)(8)	SF +	6.00% (incl 2.25% PIK)	10.26%	8/29/2031	14,008		13,835	13,323
Meralm Bidco AB (4)(5)(8)	ST +	6.00% (incl 2.25% PIK)	8.12%	8/29/2031	SEK	422,944	40,695	42,739
Meralm Bidco AB (4)(5)(8)	N +	6.00% (incl 2.25% PIK)	10.32%	8/29/2031	NOK	269,391	25,086	25,657
Meralm Bidco AB (4)(5)(8)	E +	9.25% (incl 4.75% PIK)	11.31%	8/29/2031	EUR	48,964	53,465	56,609
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(79)	(298)
Mitchell International Inc (8)	SF +	3.25%	7.41%	6/17/2031	9,900		9,859	9,902
OEConnection LLC (9)	SF +	5.25%	9.41%	4/22/2031	66,781		66,251	67,004
OEConnection LLC (9)	SF +	5.25%	9.41%	4/22/2031	11,653		11,555	11,692
OEConnection LLC (6)(9)				4/22/2031	7,338		(58)	24
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(130)	108
Omega II AB (4)(5)(7)	ST +	4.75%	6.96%	6/18/2032	SEK	943,460	97,160	100,643
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(295)	—
Onesource Virtual, Inc. (4)(10)	SF +	4.75%	8.91%	5/28/2030	172,756		170,747	174,484

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	8.75%	10/17/2029	81,444		80,566	82,258
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(79)	—
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.14%	9/19/2028	42,033		41,608	42,033
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.14%	9/19/2028	4,320		1,688	1,729
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.25%	10/26/2030	24,966		24,704	25,064
Project Ruby Ultimate Parent Corp (7)	SF +	2.75%	7.03%	3/10/2028	22,691		22,619	22,729
Proofpoint, Inc. (8)	SF +	3.00%	7.16%	8/31/2028	16,954		16,808	17,042
Proofpoint, Inc. (8)(21)	SF +	3.00%	7.16%	8/31/2028	2,000		1,990	2,010
QBS Parent Inc (4)(9)	SF +	4.50%	8.50%	6/3/2032	39,526		39,352	39,663
QBS Parent Inc (4)(6)(9)				6/3/2032	3,820		(17)	—
Quail Buyer, Inc. (4)(9)	SF +	5.00%	9.38%	10/1/2027	7,180		7,130	7,180
Quail Buyer, Inc. (4)(9)	SF +	5.00%	9.38%	10/1/2027	22,798		22,593	22,798
Red Planet Borrower, LLC (8)	SF +	4.00%	8.16%	9/8/2032	5,487		5,433	5,350
Riley MergeCo LLC (4)(10)(23)	SF +	8.30%	12.58%	9/23/2027	1,786		1,773	1,683
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	(11)
Rocket Software Inc (8)	SF +	3.75%	7.91%	11/28/2028	12,166		11,915	12,207
Severin Acquisition LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.16%	10/1/2031	303,937		301,389	303,937
Severin Acquisition LLC (4)(6)(9)				10/1/2031	44,454		(381)	—
Severin Acquisition LLC (4)(6)(9)	SF +	5.00% (incl 2.25% PIK)	9.16%	10/1/2031	63,054		10,046	10,627
Skywalker Purchaser, LLC (4)(6)(9)				7/23/2031	24,424		(225)	64
Skywalker Purchaser, LLC (4)(6)(9)				7/23/2031	27,425		(137)	72
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(31)	—
Smarsh Inc. (4)(9)	SF +	4.75%	8.75%	2/16/2029	22,500		22,291	22,499
Smarsh Inc. (4)(6)(9)	SF +	4.75%	8.75%	2/16/2029	3,214		876	900
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(15)	—
Sophos Holdings LLC (5)(10)	SF +	3.50%	7.78%	3/5/2027	2,359		2,357	2,365
Stack Sports Buyer, LLC (4)(9)	SF +	5.25%	9.25%	3/31/2031	131,871		130,059	130,263
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	29,305		(421)	(357)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(296)	(263)
Storable Inc (7)	SF +	3.25%	7.41%	4/16/2031	5,725		5,711	5,751
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(49)	2
Tango Bidco SAS (4)(5)(6)(7)	E +	5.25%	7.28%	10/17/2031	EUR	16,592	11,699	13,452
Tango Bidco SAS (4)(5)(7)	E +	5.25%	7.28%	10/17/2031	EUR	41,812	44,696	49,098
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	7,161	(83)	5
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	10.79%	7/2/2030	30,127		29,471	30,047
Tricentis Operations Holdings Inc (4)(9)	SF +	6.25% (incl 4.88% PIK)	10.48%	2/11/2032	137,709		136,487	136,685
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875		(257)	(200)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(177)	(145)
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	8.75%	3/10/2028	20,951		20,816	20,951
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	8.72%	3/10/2028	GBP	35,609	43,307	47,869
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.00%	3/10/2028	3,289		172	197
UKG Inc (7)	SF +	2.50%	6.81%	2/10/2031	16,495		16,389	16,497
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	11.13%	4/5/2029	18,948		18,747	18,948
WorkWave Intermediate II, LLC (4)(9)	SF +	6.25% (incl 3.13% PIK)	10.25%	9/30/2032	94,004		93,064	93,064
WorkWave Intermediate II, LLC (4)(6)(13)	SF +	5.75%	9.75%	9/30/2032	11,593		609	609
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	6.91%	9/28/2029	10,829		10,791	10,816
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.41%	11/26/2031	4,963		4,941	4,969
Zendesk Inc (4)(6)(9)	SF +	5.00%	9.00%	11/22/2028	39,259		11,755	12,277
Zendesk Inc (4)(9)	SF +	5.00%	9.00%	11/22/2028	159,807		158,142	159,807

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(188)	—
							5,059,554	5,172,823	44.14%
Technology Hardware and Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.08%	2/1/2029	8,712		8,675	8,722
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.21%	1/27/2028	44,303		43,768	43,913
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.21%	1/27/2028	5,122		2,707	2,721
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	10.90%	1/27/2028	2,300		2,300	2,280
TechInsights Inc (4)(5)(10)	SF +	6.31%	10.46%	11/9/2027	2,507		2,487	2,507
TechInsights Inc (4)(5)(10)	SF +	6.31%	10.46%	11/9/2027	965		957	965
							60,894	61,108	0.52%
Telecommunications Equipment
Guardian US Holdco LLC (8)	SF +	3.50%	7.50%	1/31/2030	7,821		7,722	7,835
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.41%	6/21/2029	55,345		54,522	55,872
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(95)	—
							62,149	63,707	0.54%
Telecommunications Service Providers
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	23,387		(221)	(186)
CCI Buyer, Inc. (4)(9)	SF +	5.00%	9.00%	5/13/2032	303,985		301,112	301,561
Directv Financing, LLC (9)	SF +	5.00%	9.57%	8/2/2027	806		799	807
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.26%	7/17/2028	13,608		13,509	13,025
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.26%	7/17/2028	2,882		2,865	2,759
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.26%	7/17/2028	1,143		1,135	1,094
							319,199	319,060	2.72%
Travel and Leisure
ClubCorp Holdings Inc (4)(10)	SF +	5.00%	9.16%	7/9/2032	125,011		123,196	123,196
ClubCorp Holdings Inc (4)(6)(10)				7/9/2032	8,153		(120)	(118)
ClubCorp Holdings Inc (4)(6)(10)				7/10/2031	16,153		(233)	(233)
Crunch Holdings LLC (4)(9)	SF +	4.75%	8.91%	9/26/2031	58,500		58,222	58,661
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922		(38)	—
Fertitta Entertainment LLC/NV (8)	SF +	3.25%	7.41%	1/27/2029	9,777		9,581	9,774
Flynn Restaurant Group LP (7)	SF +	3.75%	7.91%	1/28/2032	20,091		20,000	20,146
Havila Kystruten Operations AS (4)(5)(15)	E +	6.50%	9.00%	1/26/2027	EUR	23,844	22,359	24,872
HB AcquisitionCo Pty Ltd (4)(5)(8)	B +	6.50%	10.24%	8/7/2029	AUD	32,211	21,266	20,962
HB AcquisitionCo Pty Ltd (4)(5)(6)(8)	B +	6.50%	10.12%	8/7/2029	AUD	3,579	1,362	1,382
IRB Holding Corp. (9)	SF +	2.50%	6.66%	12/15/2027	2,650		2,650	2,653
LC Ahab US Bidco LLC (7)	SF +	3.00%	7.16%	5/1/2031	10,112		9,957	10,122
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	9.71%	8/22/2031	95,812		93,578	94,367
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.50% (incl 2.75% PIK)	9.71%	8/22/2031	5,513		3,314	3,332
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.16%	8/22/2030	14,733		1,233	1,047
Saga Mid Co Limited (4)(5)(10)	SN +	6.75%	10.73%	2/27/2031	GBP	100,868	124,255	135,862
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(901)	79
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(147)	13
The One Group, LLC (4)(10)	SF +	6.50%	10.81%	5/1/2029	50,092		49,018	49,455
The One Group, LLC (4)(6)(7)	SF +	6.00%	10.16%	10/31/2028	6,649		778	758
Travel Leaders Group, LLC (4)(14)	SF +	7.50% (incl 3.50% PIK)	11.76%	3/27/2028	142,722		141,047	142,780
Voyager Parent LLC (7)	SF +	4.75%	8.75%	7/1/2032	14,819		14,390	14,868
							694,767	713,978	6.09%
Total First Lien Debt							$22,752,168	$22,979,765	196.07%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Industrial Support Services
Sedgwick Claims Management Services Inc (4)(7)	SF +	5.00%	9.20%	7/30/2032		$25,000	$24,783	$25,181
							24,783	25,181	0.21%
Total Second Lien Debt							$24,783	$25,181	0.21%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)	SN +	4.50% PIK	8.47%	4/30/2030	GBP	21,240	$27,802	$28,357
Inflexion BFVI Financing Limited (4)(5)(7)	SN +	4.50% PIK	8.47%	4/30/2030	GBP	19,051	25,543	25,434
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	10.79%	3/15/2027	37,017		36,658	36,803
							90,003	90,594	0.77%
Investment Banking and Brokerage Services
Stanford Midco Limited (4)(5)(7)	SN +	10.00% PIK	13.99%	8/5/2026	GBP	16,916	22,111	22,356
							22,111	22,356	0.19%
Media
Chord Searchlight, L.P (4)(5)(6)(10)	SF +	6.25% (incl 4.34% PIK)	10.48%	7/16/2030	110,725		67,791	67,808
							67,791	67,808	0.58%
Real Estate Investment and Services
Link Apartments Opportunity Zone REIT, LLC (4)(16)	SF +	7.50%	11.50%	12/27/2029	16,371		16,093	16,201
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)	SF +	7.50%	11.50%	12/27/2029	9,355		6,390	6,451
							22,483	22,652	0.19%
Total Other Secured Debt							$202,388	$203,410	1.73%

Unsecured Debt
Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$17,327	$17,327	$17,327
							17,327	17,327	0.15%
Health Care Providers
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,136		1,124	1,061
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	358		355	334
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	310		305	300
							1,784	1,695	0.01%
Medical Equipment and Services
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	1,190		1,176	128
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	112		111	12
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	202		198	22
							1,485	162	0.00%
Non-life Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)		6.75%	6.75%	10/15/2027	6,255		5,984	6,273
							5,984	6,273	0.05%
Real Estate Investment and Services
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	9,947		9,916	9,947
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	3,799		3,787	3,799
							13,703	13,746	0.12%
Software and Computer Services
Elements Midco 1 Limited (4)(5)(8)	SN +	8.25% PIK	12.22%	4/29/2032	GBP	1,856	2,303	2,495
							2,303	2,495	0.02%
Telecommunications Service Providers
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026	7,000		7,018	6,996

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
						7,018	6,996	0.06%
Total Unsecured Debt						$49,604	$48,694	0.41%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7) - Class E	SF +	6.30%	10.63%	7/20/2037	$4,000	$4,000	$4,100
ABPCI Direct Lending Fund CLO XVII LLC (5)(7) - Class E	SF +	8.00%	12.30%	8/1/2036	3,500	3,519	3,593
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	1,000	1,000	1,000
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	12,500	12,500	12,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	16,000	16,000	16,000
AMMC CLO 21 LTD (5)(7) - Class E	SF +	6.76%	11.06%	11/2/2030	4,126	3,783	4,157
AMMC CLO XII Ltd (5)(7) - Class ER	SF +	6.44%	10.67%	11/10/2030	2,000	2,002	2,010
ARES CLO Ltd (5)(7) - Class E	SF +	6.70%	11.03%	4/20/2037	5,000	5,000	5,082
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7) - Class A	SF +	2.90%	7.19%	4/14/2039	1,000	10	10
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7) - Class C	SF +	8.50%	12.79%	4/14/2039	5,000	52	52
Bain Capital Credit CLO 2024-3 Ltd (5)(7) - Class E	SF +	6.25%	10.57%	7/16/2037	2,000	2,000	2,036
Barings CLO Ltd 2024-IV (5)(7) - Class E	SF +	5.95%	10.28%	10/20/2037	4,500	4,500	4,569
Benefit Street Partners CLO XXXVI Ltd (5)(7) - Class E1	SF +	5.50%	9.82%	1/25/2038	4,750	4,750	4,782
Columbia Cent CLO 33 Ltd (5)(7) - Class E	SF +	7.16%	11.49%	4/20/2037	2,000	1,964	2,017
Dryden 108 CLO Ltd (5) - Subordinated Note				7/18/2035	2,900	2,291	2,030
Fort Washington CLO 2019-1 (5)(7) - Class ER2	SF +	7.99%	12.32%	10/20/2037	4,500	4,560	4,593
Monroe Capital Mml Clo XVII Ltd (5)(7) - Class E	SF +	7.91%	12.23%	1/15/2037	5,000	4,907	5,102
Monroe Capital Mml Clo XVII Ltd (5)(7) - Class D	SF +	4.65%	8.97%	1/15/2037	1,000	1,000	1,009
Ocp Clo 2024-33 Ltd (5)(7) - Class E	SF +	6.00%	10.33%	7/20/2037	5,000	5,000	5,126
Octagon 52 Ltd (5)(7) - Class ER	SF +	7.33%	11.65%	7/23/2037	3,000	2,973	3,041
Octagon 63 Ltd (5)(7) - Class E	SF +	6.50%	10.83%	7/20/2037	3,000	3,000	3,075
Rad CLO Ltd (5)(7) - Class E	SF +	6.51%	10.83%	4/15/2034	2,500	2,504	2,522
Shackleton 2019-XV CLO Ltd (5)(7) - Class ER	SF +	6.92%	11.24%	1/15/2032	3,000	2,724	3,023
Voya CLO Ltd (5)(7) - Class E	SF +	6.00%	10.33%	7/20/2037	4,000	4,000	4,042
						94,039	95,471	0.81%
Total Structured Finance						$94,039	$95,471	0.81%

Equity Investments
Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(22) - Preferred Stock					2,000	$1,940	$2,574
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		15,672	15,672	15,672
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		8,817	8,817	8,817
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		6,876	6,876	6,876
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		2,784	2,784	2,784
Thrasio Holdings, Inc. (4)(22) - Common Stock					19,015	—	—
						36,089	36,723	0.31%
Gas, Water and Multi-utilities
Eagle LNG Partners Jacksonville II LLC (4)(22) - Warrants					—	—	—
ELNG Equity LLC (4)(22) - Warrants					78,038	—	—
ELNG Equity LLC (4)(22) - Warrants					31,427	—	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units		Amortized Cost (3)	Fair Value	Percentage of Net Assets
							—	—	0.00%
Health Care Providers
Eating Recovery Center TopCo, LLC (4)(22) - Class A Common Units					3,528		4,634	2,428
							4,634	2,428	0.02%
Industrial Support Services
BCPE Virginia Holdco, Inc. (4)(22) - Preferred Stock					2,000		1,960	2,601
							1,960	2,601	0.02%
Media
AMR GP Holdings Ltd (4)(5)(22) - Ordinary Shares					168		1,008	1,249
OneTeam Partners, LLC (4)(7)(22) - Class D Units		8.00%	8.00%		177,651		947	1,208
							1,955	2,457	0.02%
Pharmaceuticals and Biotechnology
Creek Feeder, L.P. (4)(22) - LP Interest					9,000		9,000	9,000
							9,000	9,000	0.08%
Telecommunications Service Providers
CCI Topco, Inc. (4)(22) - Preferred Stock					20		1,960	2,104
							1,960	2,104	0.02%
Travel and Leisure
The One Group Hospitality, Inc. (4)(22) - Preferred Stock					1,000		877	1,102
The One Group Hospitality, Inc. (22) - Warrants					11,911		61	35
The One Group Hospitality, Inc. (4)(22) - Warrants					6,667		12	2
							950	1,139	0.01%
Total Equity Investments							$56,548	$56,452	0.48%
Total Investments - Non-Controlled/Non-Affiliated							$23,179,530	$23,408,973	199.74%

Non-Controlled/Affiliated Investments
First Lien Debt
Consumer Services
Wash & Wax Systems LLC (4)(10)(20)	SF +	5.50%	9.81%	4/30/2028		$14,450	$14,450	$14,450
Wash & Wax Systems LLC (4)(6)(10)(20)	SF +	5.50%	9.81%	4/30/2028	947		(1)	19
							14,449	14,469	0.12%
Industrial Support Services
Galaxy US Opco Inc (5)(8)(20)	SF +	5.75% (incl 3.75% PIK)	10.06%	7/31/2030	11,593		11,439	10,593
Logo Holdings III Corporation (4)(10)(20)	SF +	7.50% PIK	11.80%	5/1/2028	5,397		5,249	5,397
							16,688	15,990	0.14%
Software and Computer Services
New Era Technology Inc (4)(10)(19)(20)	SF +	6.25% PIK		6/30/2030	7,488		7,488	7,488
							7,488	7,488	0.06%
Travel and Leisure
Artemis Bidco Limited (4)(5)(7)(19)(20)	SN +	6.00% PIK		9/8/2028	GBP	1,124	1,542	1,511
Artemis Bidco Limited (4)(5)(7)(19)(20)	SN +	6.00% PIK		9/8/2028	GBP	1,166	1,599	1,567
Artemis Bidco Limited (4)(5)(7)(19)(20)	SN +	6.00% PIK		9/8/2028	GBP	1,931	2,649	2,596
Artemis Bidco Limited (4)(5)(6)(7)(19)(20)	SN +	6.00% PIK		9/8/2028	GBP	1,461	70	90
Artemis Bidco Limited (4)(5)(7)(19)(20)	SN +	6.00% PIK		9/8/2028	GBP	790	997	1,063
							6,857	6,827	0.06%
Total First Lien Debt							$45,482	$44,774	0.38%

Second Lien Debt
Industrial Support Services
Logo Holdings III Corporation (4)(10)(20)	SF +	7.50% PIK	11.80%	10/30/2028		$1,932	$1,881	$1,932
							1,881	1,932	0.02%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Total Second Lien Debt					$1,881	$1,932	0.02%

Other Secured Debt
Consumer Services
Wash & Wax Holdings LLC (4)(7)(20)	12.00% PIK	12.00%	7/30/2028	$9,468	$9,468	$9,468
					9,468	9,468	0.08%
Total Other Secured Debt					$9,468	$9,468	0.08%

Equity Investments
Consumer Services
Wash & Wax Group LP (4)(20)(22) - Class A Common Units				6,312	$8,547	$8,547
					8,547	8,547	0.07%
Industrial Support Services
Southern Graphics Holdings LLC (4)(20)(22) - Class A Units				274	2,333	3,918
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-1 Units				91,605	2,224	2,450
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-2 Units				159,628	3,938	3,938
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-3 Units				36,642	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-1 Units				91,605	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-2 Units				159,628	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-3 Units				36,642	—	—
					8,495	10,306	0.09%
Software and Computer Services
NE SPV Holdco, LLC (4)(20)(22) - Common Units				7,185	—	—
NE SPV Holdco, LLC (4)(20)(22) - Preferred Units				7,185	5,239	5,239
					5,239	5,239	0.04%
Travel and Leisure
Ark Newco Limited (4)(5)(20)(22) - A2 Ordinary Shares				1,291	—	—
Ark Newco Limited (4)(5)(20)(22) - Preferred Stock				7,884,250	10,210	10,006
SLF V AD1 Holdings, LLC (4)(20)(21)(22) - LLC Interest				10,101	9,891	9,259
					20,101	19,265	0.16%
Total Equity Investments					$42,382	$43,357	0.36%
Total Investments - Non-Controlled/Affiliated					$99,213	$99,531	0.85%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(20)(22) - LLC Interest					$306,422	$328,116
Total Investments in Joint Ventures					$306,422	$328,116	2.80%
Total Investments - Controlled/Affiliated					$306,422	$328,116	2.80%
Total Investment Portfolio					$23,585,165	$23,836,620	203.39%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		3.99%		$289,805	$289,805	$289,805
Cash					129,523	129,523
Total Cash and Cash Equivalents					$419,328	$419,328	3.58%
Total Investment Portfolio, Cash and Cash Equivalents					$24,004,493	$24,255,948	206.97%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.

(2) The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, or BBSY and the current contractual interest rate in effect at September 30, 2025. Certain investments are subject to a Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

(5) The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 22.3% of total assets as calculated in accordance with regulatory requirements.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
123Dentist Inc	1st Lien Senior Secured Delayed Draw Loan	$3,039	$—
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,282	117
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,867	12
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	9,065	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	18,441	(135)
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	24,356	(178)
ABC Legal Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	24,138	(237)
ABC Legal Holdings, LLC	1st Lien Senior Secured Revolving Loan	16,200	(159)
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	60
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	54,315	(1,206)
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	8,935	(392)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	429	(5)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	11,100	—
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	4,948	—
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	—
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,200	(63)
ASDAM Operations Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,195	—
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	2,675	27
Associations Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Atlas Borrower, LLC	1st Lien Senior Secured Revolving Loan	15,234	(151)
Atlas Intermediate III LLC	1st Lien Senior Secured Revolving Loan	12,101	(416)
Auditboard, Inc.	1st Lien Senior Secured Delayed Draw Loan	75,714	379
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	—
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	8,660	(104)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(219)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	9,095	(123)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	3,423	(56)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Delayed Draw Loan	14,960	(33)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	30,537	(96)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	222	—
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	2,855	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Bayou Intermediate II, LLC	1st Lien Senior Secured Delayed Draw Loan	40,378	(404)
Bayou Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	25,989	(260)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	19,774	(388)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
BradyplusUS Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	286	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	8,195	—
Calabrio, Inc.	1st Lien Senior Secured Revolving Loan	1,536	—
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	16,460	(133)
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	6,121	(49)
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	18,341	(148)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,844	(14)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,555	(5)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	11,985	(120)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	2,356	(21)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	23,387	(186)
Certinia Inc.	1st Lien Senior Secured Revolving Loan	5,449	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	41,325	(594)
Citrin Cooperman Advisors LLC	1st Lien Senior Secured Delayed Draw Loan	877	(3)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	27,062	(14)
ClubCorp Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	8,153	(118)
ClubCorp Holdings Inc	1st Lien Senior Secured Revolving Loan	16,153	(233)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,558	66
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,062	251
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	4,423	44
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,736	107
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	71
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(127)
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	—
Currahee Borrower Sub LLC	1st Lien Senior Secured Delayed Draw Loan	2,189	7
Databricks Inc	1st Lien Senior Secured Delayed Draw Loan	30,597	(10)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,397	(13)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	38,437	(383)
Dwyer Instruments Inc	1st Lien Senior Secured Delayed Draw Loan	13,403	(30)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	17,630	(39)
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	16,191	(173)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	9,745	(135)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	15,809	1
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	(12)
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	14,123	(140)
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(114)
Enverus Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	856	—
Enverus Holdings Inc	1st Lien Senior Secured Revolving Loan	4,704	—
EPFS Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,722	(56)
EPFS Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,814	(37)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	372	—
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	14,333	(154)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(68)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,418	(1)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	(71)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	(1)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	(95)
Flexera Software LLC	1st Lien Senior Secured Revolving Loan	16,806	(41)
Formerra LLC	1st Lien Senior Secured Revolving Loan	10,828	(113)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,080	(518)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,864	—
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	5,347	—
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	3,958	—
Global Gruppe GmbH	1st Lien Senior Secured Delayed Draw Loan	45,490	(900)
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	46,796	(107)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	15,928	26
HB AcquisitionCo Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	947	(15)
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	6,097	—
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	103
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,729	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	294	(7)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	24,123	241
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	1,321	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	362	—
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	—
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,179	(1)
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	7
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	11,700	—
Koala Investment Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	22,775	(225)
Koala Investment Holdings Inc	1st Lien Senior Secured Revolving Loan	11,529	(114)
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	61,081	160
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,096	—
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	—
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	20,000	(154)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	8,000	(62)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(193)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	2,098	(32)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	13,259	(384)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	2,806	(29)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	13,312	133
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	7,756	(16)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Delayed Draw Loan	9,231	(19)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	5,633	(12)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	29,401	(25)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,909	(12)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	6,088	(298)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	38,232	(488)
More Cowbell II, LLC	1st Lien Senior Secured Delayed Draw Loan	3,575	(35)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	7,230	(71)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	1,086	(208)
NDT Global Holding Inc.	1st Lien Senior Secured Delayed Draw Loan	33,892	(265)
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	30,474	(238)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	3,926	(29)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	11,434	(85)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	195	1
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	50	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	30,800	(281)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	16,125	(147)
OEConnection LLC	1st Lien Senior Secured Revolving Loan	7,338	24
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	27,157	108
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	—
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	9,610	(88)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,160	(30)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(16)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	3,774	(52)
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	(124)
Ping Identity Holding Corp.	1st Lien Senior Secured Revolving Loan	8,513	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(4)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	4,746	(18)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
Project Alliance Buyer, LLC	1st Lien Senior Secured Revolving Loan	10,101	(149)
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	9,853	—
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,820	—
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	9,732	—
Railpros Parent LLC	1st Lien Senior Secured Delayed Draw Loan	10,718	(1)
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	5,375	(1)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,413	1
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	25,930	(510)
RH Buyer Inc	1st Lien Senior Secured Revolving Loan	7,724	(220)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(11)
Rockefeller Capital Management	1st Lien Senior Secured Delayed Draw Loan	15,000	—
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(29)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,204	(12)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	40,477	79
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,719	13
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	52,427	—
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	44,454	—
Sig Parent Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	14,087	30
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	3,045	—
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	27,425	72
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	24,424	64
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	2,314	—
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,720	(352)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	33,548	(385)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	3,667	(385)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	3,947	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Delayed Draw Loan	3,729	(12)
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	3,105	(3)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	43,899	(532)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	29,305	(357)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(263)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	10,132	—
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	23,763	(291)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	16,536	(202)
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	94	1
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	6,032	4
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,673	2
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	8,404	5
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(207)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	12,665	(61)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	16,118	(77)
The Chartis Group, LLC	1st Lien Senior Secured Delayed Draw Loan	25,040	250
The Chartis Group, LLC	1st Lien Senior Secured Revolving Loan	14,716	—
The One Group, LLC	1st Lien Senior Secured Revolving Loan	5,735	(135)
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	44,798	(880)
Time Manufacturing Holdings LLC	1st Lien Senior Secured Revolving Loan	20	(4)
Titan BW Borrower L.P.	1st Lien Senior Secured Delayed Draw Loan	21,056	(205)
Titan BW Borrower L.P.	1st Lien Senior Secured Revolving Loan	48,935	(476)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	(200)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(145)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,092	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	19,822	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	16,303	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	3,362	—
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	—
Trupanion Inc	1st Lien Senior Secured Revolving Loan	6,576	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	27,161	(530)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	(269)
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	11,986	(16)
Violin Finco Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,349	83
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
Vital Care Buyer, LLC	1st Lien Senior Secured Revolving Loan	13,271	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	11,127	25
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	5,934	—
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	34,104	(339)
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Revolving Loan	36,506	(363)
WorkWave Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	10,869	(109)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	17,712	177
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	8,856	—
Yes Energy LLC	1st Lien Senior Secured Delayed Draw Loan	3,417	—
Yes Energy LLC	1st Lien Senior Secured Revolving Loan	2,443	—
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	26,982	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Zeppelin US Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	26,224	(256)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Revolving Loan	8,429	(82)
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	11,544	(386)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	(638)
Total Non-Controlled/Non-Affiliated		$3,252,991	$(19,720)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$1,875	$—
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	928	—
Total Non-Controlled/Affiliated		$2,803	$—
Total		$3,255,794	$(19,720)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(9)The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(10)The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(11)The interest rate floor on these investments as of September 30, 2025 was 1.25%.
(12)The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(13)The interest rate floor on these investments as of September 30, 2025 was 1.75%.
(14)The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(15)The interest rate floor on these investments as of September 30, 2025 was 2.50%.
(16)The interest rate floor on these investments as of September 30, 2025 was 3.00%.
(17)The interest rate floor on these investments as of September 30, 2025 was 3.25%.
(18)The interest rate floor on these investments as of September 30, 2025 was 3.75%.
(19)Loan was on non-accrual status as of September 30, 2025.
(20)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation	$7,386	$—	$(57)	$—	$—	$7,329	$—
Southern Graphics Holdings LLC	3,069	—	—	849	—	3,918	—
Velocity Cayman Holding L.P.	—	6,162	—	226	—	6,388	—
Velocity Cayman Holdings GP LLC	—	—	—	—	—	—	—
Galaxy US Opco Inc	—	12,528	(2,330)	395	—	10,593	928
Artemis Bidco Limited	—	6,963	—	(136)	—	6,827	—
Ark Newco Limited	—	10,210	—	(204)	—	10,006	—
Wash & Wax Systems LLC	—	14,505	(56)	20	—	14,469	—
Wash & Wax Holdings LLC	—	9,468	—	—	—	9,468	—
Wash & Wax Group LP	—	8,547	—	—	—	8,547	—
New Era Technology Inc	—	7,488	—	—	—	7,488	—
NE SPV Holdco, LLC	—	5,239	—	—	—	5,239	—
SLF V AD1 Holdings, LLC	9,514	—	—	(255)	—	9,259	—
Total Non-Controlled/Affiliated Investments	$19,969	$81,110	$(2,443)	$895	$—	$99,531	$928
Controlled/Affiliated Investments
Majority Owned Subsidiaries
ULTRA III, LLC	$320,350	$11,062	$(2,387)	$(909)	$—	$328,116	$34,566
Total Controlled/Affiliated Investments	$320,350	$11,062	$(2,387)	$(909)	$—	$328,116	$34,566

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
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

(21)These investments are not pledged as collateral under the Credit Facilities, the 2023 CLO Secured Notes, the 2024 CLO Secured Notes, the 2025 CLO Secured Debt, and/or the 2025-4 CLO Secured Notes.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $427,925, or 3.65% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CG Parent Intermediate Holdings, Inc.	Senior Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
ELNG Equity LLC	Warrants	September 25, 2025
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
BCPE Virginia HoldCo, Inc.	Senior Preferred Stock	December 14, 2023
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
OneTeam Partners, LLC	Preferred Equity-Class D Units	September 15, 2022
Creek Feeder, L.P.	LP Interest	December 16, 2024
CCI Topco, Inc.	Series B Preferred Stock	May 13, 2025
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	Series A Preferred Stock	May 1, 2024
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
ULTRA III, LLC	LLC Interest	June 1, 2023

(23)Reflects a "last out" tranche of the portfolio company's senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company's senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	24,395	Australian Dollars	36,947	BNP PARIBAS	12/23/2025	$(61)
U.S. Dollars	628,824	British Pound	468,295	BNP PARIBAS	12/23/2025	(754)
U.S. Dollars	53,960	Euro	45,736	Deutsche Bank AG	12/23/2025	35
U.S. Dollars	62,125	British Pound	45,885	Deutsche Bank AG	12/23/2025	437
U.S. Dollars	107,235	Swedish Krona	992,351	Deutsche Bank AG	12/23/2025	1,252
U.S. Dollars	7,056	Canadian Dollars	9,709	Goldman Sachs Bank USA	12/23/2025	56
U.S. Dollars	267,717	Euro	226,929	Goldman Sachs Bank USA	12/23/2025	158
U.S. Dollars	2,545	Euro	2,215	Goldman Sachs Bank USA	3/23/2026	(77)
U.S. Dollars	63,950	British Pound	47,260	Goldman Sachs Bank USA	12/23/2025	413
U.S. Dollars	23,896	Norwegian Krone	235,621	Goldman Sachs Bank USA	12/23/2025	296
U.S. Dollars	35,681	Singaporean Dollars	45,400	Goldman Sachs Bank USA	12/23/2025	278
U.S. Dollars	212,057	Australian Dollars	322,129	SMBC Capital Markets, Inc.	12/23/2025	(1,171)
U.S. Dollars	74,952	Canadian Dollars	102,994	SMBC Capital Markets, Inc.	12/23/2025	696
U.S. Dollars	586,261	Euro	497,525	SMBC Capital Markets, Inc.	12/23/2025	(342)
U.S. Dollars	3,388	British Pound	2,533	SMBC Capital Markets, Inc.	12/23/2025	(16)
U.S. Dollars	130,686	British Pound	103,440	SMBC Capital Markets, Inc.	12/23/2026	(7,943)
U.S. Dollars	25,937	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	12/23/2025	41
U.S. Dollars	27,724	Norwegian Krone	273,349	SMBC Capital Markets, Inc.	12/23/2025	345
U.S. Dollars	46,617	Swedish Krona	431,403	SMBC Capital Markets, Inc.	12/23/2025	544
Total						$(5,813)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$711	$—	$1,046
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	552	—	679
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,356	—	2,644
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,202	—	1,020
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,544	—	5,486
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	6,994	—	15,733
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	11,276	—	12,501
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	11,437	—	11,437
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	18,238	—	18,238
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	756	—	756
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	4,037	—	4,037
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(1,868)	—	(1,868)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(3,070)	—	(3,070)
Total Interest Rate Swaps						$57,165	$—	$68,639
(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of September 30, 2025 was 3.98% other than the swaps on the November 2027 Notes which are subject to the daily SOFR which was 4.24% at September 30, 2025.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest Expense in the Consolidated Statements of Operations.

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
Majority Owned Subsidiaries
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

ADDITIONAL INFORMATION
Foreign currency forward contracts

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	37,180	Euro	35,328	Deutsche Bank AG	3/21/2025	$454
U.S. Dollars	181,128	Euro	171,728	Goldman Sachs Bank USA	3/21/2025	2,608
U.S. Dollars	4,371	Euro	4,118	Goldman Sachs Bank USA	6/23/2025	68
U.S. Dollars	2,545	Euro	2,215	Goldman Sachs Bank USA	3/23/2026	193
U.S. Dollars	9,336	British Pound	7,414	Goldman Sachs Bank USA	3/21/2025	59
U.S. Dollars	2,893	British Pound	2,294	Goldman Sachs Bank USA	6/23/2025	24
U.S. Dollars	21,101	Norwegian Krone	235,621	Goldman Sachs Bank USA	6/23/2025	402
U.S. Dollars	34,141	Singaporean Dollars	45,400	Goldman Sachs Bank USA	6/23/2025	651
U.S. Dollars	181,862	Australian Dollars	285,419	SMBC Capital Markets, Inc.	3/21/2025	5,196
U.S. Dollars	22,142	Australian Dollars	32,855	SMBC Capital Markets, Inc.	6/23/2025	1,797
U.S. Dollars	44,863	Canadian Dollars	63,603	SMBC Capital Markets, Inc.	3/21/2025	494
U.S. Dollars	325,846	Euro	306,562	SMBC Capital Markets, Inc.	3/21/2025	7,156
U.S. Dollars	107,880	Euro	96,430	SMBC Capital Markets, Inc.	6/23/2025	7,108
U.S. Dollars	99,148	Euro	87,833	SMBC Capital Markets, Inc.	9/23/2025	6,860
U.S. Dollars	375,774	British Pound	296,306	SMBC Capital Markets, Inc.	3/21/2025	5,046
U.S. Dollars	26,734	Norwegian Krone	283,987	SMBC Capital Markets, Inc.	6/23/2025	1,786
U.S. Dollars	43,783	Swedish Kroner	445,859	SMBC Capital Markets, Inc.	6/23/2025	3,101
Total						$43,003

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2025 Notes	8.37%	SOFR + 4.08%	11/14/2025	$85,000	$(36)	$—	$7
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	77,500	(335)	—	(1,068)
Goldman Sachs Bank USA	March 2026 Notes	8.12%	SOFR + 3.76%	3/15/2026	276,000	(127)	—	(689)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,288)	—	(1,826)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	182	—	(1,093)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	58	—	(5,230)
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(8,739)	—	(8,739)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	(1,225)	—	(1,225)
Total Interest Rate Swaps						$(11,510)	$—	$(19,863)
(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of December 31, 2024 was 4.31% other than the swaps on the November 2025 and November 2027 Notes which are subject to the daily SOFR which was 4.37% at December 31,2024.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.
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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND CLO 2025-4 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC, HLEND QS Lux Sarl, HLEND DS Lux Sarl and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of September 30, 2025 and December 31, 2024, there was $0.0 million and $10.6 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and December 31, 2024, there was $53.5 million and $0.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of September 30, 2025 and December 31, 2024, $53.5 million and $10.6 million, respectively, of collateral was invested in a money market fund.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded non-recurring interest income of $9.6 million and $19.2 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2024, the Company recorded non-recurring interest income of $9.3 million and $45.6 million, respectively (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Company had certain investments in ten and eight portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2025, the Company recorded $12.2 million and $38.2 million, respectively, of dividend income, of which, $1.2 million and $3.6 million, respectively, relate to PIK dividends. For the three and nine months ended September 30, 2024, the Company recorded $8.7 million and $19.0 million, respectively, of dividend income, of which, $1.1 million and $2.8 million, respectively, relate to PIK dividends.
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
For the three and nine months ended September 30, 2025, the Company accrued $1.8 million and $5.2 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2024, the Company accrued $3.6 million and $4.2 million of U.S. federal excise tax, respectively.
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of September 30, 2025, the Company had payables due to affiliates of $10.5 million, comprised of $2.4 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $8.1 million of other expenses paid on behalf of the Company, which includes $0.3 million due to the Board of Trustees. As of December 31, 2024, the Company had payables due to affiliates of $13.9 million, comprised of $4.0 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $9.9 million of other expenses paid on behalf of the Company, which includes $0.3 million due to the Board of Trustees.

Investment Advisory Agreement

On June 30, 2023, the Company entered into an investment advisory agreement (as in effect prior to its deemed termination as of July 1, 2025, the “Prior Investment Advisory Agreement”) with the Adviser. The closing of the HPS/BlackRock Transaction on July 1, 2025 resulted in the automatic termination of the Prior Investment Advisory Agreement under the 1940 Act. Prior thereto, the Board approved a new investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), which replaced the Prior Investment Advisory Agreement and became effective at the closing of the HPS/BlackRock Transaction. At a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the Investment Advisory Agreement, which became effective as of July 1, 2025. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

The Company’s investment strategy and team, including the Company’s executive officers, remain materially unchanged under the Investment Advisory Agreement, and the HPS/BlackRock Transaction is not expected to have a material impact on the Company’s operations. All material terms remain unchanged from the Prior Investment Advisory Agreement to the Investment Advisory Agreement, including the management and incentive fees payable by the Company, except as otherwise described in the proxy statement mailed to the Company’s shareholders.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for an initial period of two years, and thereafter will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Investment Advisory Agreement upon 60 days’ written notice, without payment of any penalty. The decision to terminate the

Investment Advisory Agreement may be made by a majority of the Board or the shareholders of the Company holding a majority of the Company’s outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Under both the Prior Investment Advisory Agreement and the Investment Advisory Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the shareholders.
Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of liabilities, determined in accordance with U.S. GAAP.

For the three and nine months ended September 30, 2025, base management fees were $36.2 million and $98.0 million, respectively. For the three and nine months ended September 30, 2024, base management fees were $24.0 million and $63.5 million, respectively. As of September 30, 2025 and December 31, 2024, $12.2 million and $9.4 million, respectively, were payable to the Adviser related to management fees.
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

For the three and nine months ended September 30, 2025, income based incentive fees were $43.5 million and $115.4 million, respectively. For the three and nine months ended September 30, 2024, income based incentive fees were $29.3 million and $81.8 million, respectively. As of September 30, 2025 and December 31, 2024, $43.5 million and $32.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three months ended September 30, 2025 there were no capital gains incentive fees. For the nine months ended September 30, 2025, the Company recorded a reversal of previously recorded performance based incentive fees of $(12.9) million. For the three and nine months ended September 30, 2024, capital gains incentive fees accrued were $0.4 million and $10.0 million, respectively. As of September 30, 2025, there were no capital gains incentive fees payable. As of December 31, 2024, the Company accrued $12.9 million of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
Administration Agreement

On January 20, 2022, the Company entered into an administration agreement, subsequently amended and restated on November 27, 2024 (as in effect prior to its termination as of July 1, 2025, the “Prior Administration Agreement”) with the Administrator. In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new Administration Agreement, dated as of July 1, 2025, between the Company and the Administrator (the “Administration Agreement”) with the material terms unchanged from the Prior Administration Agreement. Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in the Investment Advisory Agreement and Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party.

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

Unless earlier terminated as described below, the Administration Agreement is effective for a one-year term ending on July 1, 2026 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the shareholders of the Company holding a majority of its outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

For the three and nine months ended September 30, 2025, the Company incurred $0.6 million and $3.3 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.6 million, respectively, in expenses under the Prior Administration Agreement. As of September 30, 2025 and December 31, 2024, there was $2.4 million and $4.0 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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

Managing Dealer Agreement

On April 11, 2024, the Company entered into a managing dealer agreement (as in effect prior to its termination on July 1, 2025, the “Prior Managing Dealer Agreement”) with HPS Securities. In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, the Company entered into a new Managing Dealer Agreement, dated as of July 1, 2025, between the Company and HPS Securities (the “Managing Dealer Agreement”) with the material terms unchanged from the Prior Managing Dealer Agreement. In connection with the transition to HPS Securities as the Company’s Managing Dealer in April 2024, the Company provided notice for the termination of the managing dealer agreement dated as of August 3, 2021 by and between the Company and Emerson Equity LLC, which termination was effective as of April 11, 2024.

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company will not pay any other fees to the Managing Dealer. As set forth in and pursuant to the managing dealer agreement with Emerson Equity LLC, the Company paid Emerson Equity LLC, the Company’s managing dealer prior to April 11, 2024, certain fees, including a $0.04 million engagement fee that was previously paid, a $0.25 million fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that was payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering.

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
For the three and nine months ended September 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.7 million and $2.1 million attributable to Class D shares, respectively, $6.9 million and $19.0 million attributable to Class F shares, respectively, and $1.5 million and $3.8 million attributable to Class S shares, respectively. For the three and nine months ended September 30, 2024, the Company incurred shareholder servicing and/or distribution fees of $0.6 million and $1.7 million attributable to Class D shares, respectively, $5.1 million and $14.2 million attributable to Class F shares, respectively, and $0.6 million and $1.2 million attributable to Class S shares, respectively. As of September 30, 2025 and December 31, 2024, there was $3.1 million and $2.5 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.
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

For the three and nine months ended September 30, 2025 and 2024, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$22,797,650	$23,024,539	96.60%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,664	27,113	0.11	35,984	31,340	0.19
Other secured debt	211,856	212,878	0.89	68,340	68,501	0.42
Unsecured debt	49,604	48,694	0.20	45,923	46,022	0.29
Structured finance investments	94,039	95,471	0.40	72,893	75,392	0.47
Investments in joint ventures	306,422	328,116	1.38	297,747	320,350	1.99
Equity investments	98,930	99,809	0.42	58,737	60,471	0.37
Total	$23,585,165	$23,836,620	100.00%	$16,071,078	$16,131,256	100.00%
The industry composition of investments at fair value was as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace and Defense	$1,278,233	5.36%	$559,297	3.47%
Alternative Energy	22,559	0.09	23,816	0.15
Asset Based Lending and Fund Finance	127,850	0.54	52,644	0.33
Automobiles and Parts	341,020	1.43	86,075	0.53
Chemicals	27,924	0.12	18,292	0.11
Construction and Materials	189,101	0.79	201,635	1.25
Consumer Services	1,114,298	4.67	710,693	4.41
Electricity	182,859	0.77	115,563	0.72
Electronic and Electrical Equipment	112,835	0.47	111,037	0.69
Finance and Credit Services	92,790	0.39	64,335	0.40
Food Producers	389,492	1.63	179,459	1.11

Gas, Water and Multi-utilities	39,946	0.17	43,542	0.27
General Industrials	454,417	1.91	377,368	2.34
Health Care Providers	2,628,822	11.03	1,771,772	10.98
Household Goods and Home Construction	2,916	0.01	6,589	0.04
Industrial Engineering	331,638	1.39	306,077	1.90
Industrial Metals and Mining	203,830	0.86	202,391	1.25
Industrial Support Services	2,335,476	9.80	1,940,379	12.03
Industrial Transportation	284,291	1.19	120,785	0.75
Investment Banking and Brokerage Services	1,096,586	4.60	701,647	4.35
Investments in Joint Ventures	328,116	1.38	320,350	1.99
Leisure Goods	—	—	1,986	0.01
Life Insurance	14,718	0.06	14,867	0.09
Media	856,672	3.59	789,402	4.89
Medical Equipment and Services	1,925,899	8.08	1,274,288	7.90
Non-life Insurance	677,983	2.84	628,442	3.90
Oil, Gas and Coal	77,136	0.32	73,845	0.46
Personal Care, Drug and Grocery Stores	577,989	2.42	487,426	3.02
Personal Goods	83,560	0.35	83,559	0.52
Pharmaceuticals and Biotechnology	1,080,361	4.53	605,178	3.75
Real Estate Investment and Services	93,758	0.39	86,822	0.54
Retailers	385,845	1.62	306,146	1.90
Software and Computer Services	5,188,045	21.78	3,249,907	20.14
Structured Finance	95,471	0.40	75,392	0.47
Technology Hardware and Equipment	61,108	0.26	58,836	0.36
Telecommunications Equipment	63,707	0.27	81,265	0.50
Telecommunications Service Providers	328,160	1.38	32,146	0.20
Travel and Leisure	741,209	3.11	368,003	2.28
Total	$23,836,620	100.00%	$16,131,256	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$19,950,934	$20,000,693	83.92%	170.65%
United Kingdom	1,395,738	1,490,272	6.26	12.71
Sweden	549,159	578,749	2.43	4.94
Australia	314,287	310,911	1.30	2.65
Spain	258,967	282,094	1.18	2.41
France	220,384	236,194	0.99	2.02
Germany	202,934	222,463	0.93	1.90
Austria	150,053	169,235	0.71	1.44
Belgium	163,984	165,291	0.69	1.41
Canada	149,104	145,684	0.61	1.24
Czech Republic	55,659	63,138	0.26	0.54
Taiwan	48,775	48,914	0.21	0.42
Italy	52,597	46,313	0.19	0.40
Singapore	33,137	34,586	0.15	0.30
Norway	22,359	24,872	0.10	0.21
Luxembourg	11,863	11,932	0.05	0.10
Ireland	2,953	2,984	0.01	0.03
Netherlands	2,278	2,295	0.01	0.02
Total	$23,585,165	$23,836,620	100.00%	203.39%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$13,526,427	$13,615,550	84.40%	155.90%
United Kingdom	963,353	970,468	6.02	11.11
Sweden	403,151	394,051	2.44	4.51
Australia	283,869	264,325	1.64	3.03
Spain	207,908	206,399	1.28	2.36
France	135,592	133,330	0.83	1.53
Italy	128,313	127,756	0.79	1.46
Germany	115,723	116,321	0.72	1.33
Austria	88,588	89,741	0.56	1.03
Canada	90,609	86,461	0.54	0.99
Taiwan	47,223	46,563	0.29	0.53
Singapore	32,957	33,059	0.20	0.38
Norway	21,342	20,894	0.13	0.24
Belgium	14,072	14,258	0.09	0.16
Luxembourg	11,951	12,080	0.07	0.14
Total	$16,071,078	$16,131,256	100.00%	184.70%
As of September 30, 2025 and December 31, 2024, the Company had certain investments in ten and eight portfolio companies on non-accrual status, respectively, which represented 0.62% and 0.70% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.
As of September 30, 2025 and December 31, 2024, on a fair value basis, 99.4% and 99.3% of performing debt investments bore interest at a floating rate and 0.6% and 0.7%, of performing debt investments bore interest at a fixed rate, respectively.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,736,929	$21,287,610	$23,024,539
Second lien debt	—	—	27,113	27,113
Other secured debt	—	—	212,878	212,878
Unsecured debt	—	13,269	35,425	48,694
Structured finance investments	—	65,909	29,562	95,471
Equity investments	—	35	99,774	99,809
Total investments	—	1,816,142	21,692,362	23,508,504
Investments measured at NAV(1)	—	—	—	328,116
Total	$—	$1,816,142	$21,692,362	$23,836,620
Cash equivalents	$289,805	$—	$—	$289,805

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,175,758	$14,353,422	$15,529,180
Second lien debt	—	—	31,340	31,340
Other secured debt	—	—	68,501	68,501
Unsecured debt	—	13,196	32,826	46,022
Structured finance investments	—	75,392	—	75,392
Equity investments	—	—	60,471	60,471
Total investments	—	1,264,346	14,546,560	15,810,906
Investments measured at NAV(1)	—	—	—	320,350
Total	$—	$1,264,346	$14,546,560	$16,131,256
Cash equivalents	$155,290	$—	$—	$155,290
(1) Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Purchases of investments(1)	3,634,881	—	119,222	1,254	29,500	6,483	3,791,340
Proceeds from principal repayments and sales of investments	(681,582)	—	(5,416)	—	—	(74)	(687,072)
Accretion of discount/amortization of premium	22,700	9	289	5	—	—	23,003
Net realized gain (loss)	17,169	—	(10)	—	—	20	17,179
Net change in unrealized appreciation (depreciation)	(42,167)	200	(53)	(323)	—	488	(41,855)
Transfers into Level 3(2)	43,050	—	—	—	—	—	43,050
Transfers out of Level 3(2)	(4,673)	—	—	—	—	—	(4,673)
Fair value, end of period	$21,287,610	$27,113	$212,878	$35,425	$29,562	$99,774	$21,692,362
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(14,562)	$200	$(53)	$(323)	$—	$488	$(14,250)

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$—	$60,471	$14,546,560
Purchases of investments(1)	8,149,262	—	159,123	3,588	29,562	40,313	8,381,848
Proceeds from principal repayments and sales of investments	(1,375,066)	(4,470)	(16,248)	—	—	(790)	(1,396,574)
Accretion of discount/amortization of premium	56,231	25	650	15	—	—	56,921
Net realized gain (loss)	(9,868)	(4,874)	(10)	—	—	608	(14,144)
Net change in unrealized appreciation (depreciation)	188,744	5,092	862	(1,004)	—	(793)	192,901
Transfers into Level 3(2)	36,104	—	—	—	—	—	36,104
Transfers out of Level 3(2)	(111,219)	—	—	—	—	(35)	(111,254)
Fair value, end of period	$21,287,610	$27,113	$212,878	$35,425	$29,562	$99,774	$21,692,362
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$186,024	$219	$862	$(1,004)	$—	$(429)	$185,672
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers out of level 3 of $(4.7) million and $(111.3) million, respectively, were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three and nine months ended September 30, 2025 transfers into level 3 of $43.1 million and $36.1 million, respectively, were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

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
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers out of level 3 of $(19.6) million and $(26.3) million, respectively, were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$14,645,249	Yield analysis	Discount rate	6.77%	28.21%	10.07%
	75,861	Discounted cash flow	Discount rate	9.50%	20.00%	12.71%
			Exit multiple	2.90x	11.57x	9.30x
	19,457	Recovery analysis	Recovery rate	3.03%	52.09%	51.15%
Investments in second lien debt	25,181	Yield analysis	Discount rate	9.02%	9.02%	9.02%
	1,932	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%
			Exit multiple	8.40x	8.40x	8.40x
Investments in other secured debt	113,246	Yield analysis	Discount rate	8.65%	11.97%	10.11%
Investments in unsecured debt	35,263	Yield analysis	Discount rate	12.71%	15.70%	14.58%
	162	Recovery analysis	Recovery rate	10.74%	10.74%	10.74%
Investments in structured finance obligations - debt instruments	62	Yield analysis	Discount rate	5.73%	11.28%	10.36%
Investments in preferred equity	43,737	Yield analysis	Discount rate	6.84%	15.00%	13.66%
	10,006	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%
			Exit multiple	10.00x	10.00x	10.00x
Investments in common equity	16,854	Discounted cash flow	Discount rate	6.98%	20.00%	12.01%
			Exit multiple	5.24x	10.90x	9.70x
	6,388	Yield analysis	Discount rate	15.00%	15.00%	15.00%

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$9,059,762	Yield analysis	Discount rate	7.69%	33.16%	10.23%
	54,259	Discounted cash flow	Discount rate	13.80%	16.00%	15.26%
			Exit multiple	2.90x	10.00x	8.46x
	29,952	Recovery analysis	Recovery rate	22.13%	100.00%	59.81%
Investments in second lien debt	3,938	Discounted cash flow	Discount rate	8.80%	8.80%	8.80%
			Exit multiple	11.50x	11.50x	11.50x
	2,464	Yield analysis	Discount rate	12.04%	12.77%	12.20%
Investments in other secured debt	52,644	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	32,827	Yield analysis	Discount rate	10.52%	17.99%	14.58%
Investments in preferred equity	37,443	Yield analysis	Discount rate	12.19%	15.00%	14.66%
Investments in common equity	13,016	Discounted cash flow	Discount rate	8.00%	13.61%	12.33%
			Exit multiple	7.85x	7.85x	7.85x
(1)As of September 30, 2025, included within the fair value of Level 3 assets of $21,692,362 is an amount of $6,698,964 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $14,546,560 is an amount of $5,260,255 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2025 and December 31, 2024, had they been accounted for at fair value:
Debt

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$757,530	$757,530	$683,184	$683,184
HLEND B Funding Facility	833,659	833,659	955,572	955,572
HLEND C Funding Facility	510,000	510,000	487,500	487,500
HLEND D Funding Facility	751,376	751,376	830,343	830,343
HLEND E Funding Facility	913,705	913,705	642,800	642,800
Revolving Credit Facility	969,772	969,772	1,186,264	1,186,264
November 2025 Notes(1)	—	—	169,403	174,101
November 2027 Notes(1)	154,962	165,802	153,652	166,551
March 2026 Notes(1)	276,284	279,737	274,866	284,394
March 2028 Notes(1)	124,801	133,040	121,989	133,054
September 2027 Notes(1)	75,817	80,194	74,649	80,748
September 2028 Notes(1)	253,990	275,429	248,111	274,528
January 2029 Notes(1)	548,525	573,810	530,894	565,224
September 2029 Notes(1)	403,928	413,428	390,055	407,636
January 2028 Notes(1)	752,408	757,365	—	—
April 2032 Notes(1)	505,723	509,155	—	—
June 2027 Notes(1)	397,265	402,636	—	—
June 2030 Notes(1)	496,700	509,100	—	—
September 2028-1 Notes(1)	590,895	597,018	—	—
November 2030 Notes(1)	491,871	499,525	—	—
2023 CLO Secured Notes(1)	321,816	321,816	320,018	320,018
2024 CLO Secured Notes(1)	380,318	380,318	376,280	376,280
2025 CLO Secured Debt(1)	845,516	845,516	—	—
2025-4 CLO Secured Notes(1)	845,023	845,023	—	—
Total	$12,201,884	$12,324,954	$7,445,580	$7,568,197

(1)As of September 30, 2025 and December 31, 2024, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes, 2025 CLO Secured Debt, and 2025-4 CLO Secured Notes (each as defined below), as applicable, are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	September 30, 2025		December 31, 2024
	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$—	$—	$(562)	$(36)
November 2027 Notes	(749)	711	(1,013)	(335)
March 2026 Notes	(268)	552	(1,007)	(127)
March 2028 Notes	(555)	1,356	(723)	(1,288)
September 2027 Notes	(385)	1,202	(533)	182
September 2028 Notes	(1,554)	5,544	(1,947)	58
January 2029 Notes	(8,469)	6,994	(10,367)	(8,739)
September 2029 Notes	(7,348)	11,276	(8,721)	(1,225)
January 2028 Notes	(9,029)	11,437	—	—
April 2032 Notes	(12,515)	18,238	—	—
June 2027 Notes	(3,491)	756	—	—
June 2030 Notes	(7,337)	4,037	—	—
September 2028-1 Notes	(7,237)	(1,868)	—	—
November 2030 Notes	(5,059)	(3,070)	—	—
2023 CLO Secured Notes	(1,184)	—	(2,982)	—
2024 CLO Secured Notes	(19,682)	—	(23,718)	—
2025 CLO Secured Debt	(4,484)	—	—	—
2025-4 CLO Secured Notes	(4,977)	—	—	—
Total	$(94,323)	$57,165	$(51,573)	$(11,510)

The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	4,262,037	972,860
Level 3	8,062,917	6,595,337
Total	$12,324,954	$7,568,197

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the three and nine months ended September 30, 2025, the average notional exposure for foreign currency forward contracts were $2,370.4 million and $2,116.7 million, respectively, and the average notional exposure for interest rate swaps were $4,220.0 million and $3,415.5 million, respectively. During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts were $1,333.2 million and $1,005.3 million, respectively, and the average notional exposure for interest rate swaps were $1,837.5 million and $1,542.5 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,551	$—	$4,551	$796,850
Interest rates swaps	—	62,103	—	62,103	3,902,500
Total derivative assets, at fair value	$—	$66,654	$—	$66,654	$4,699,350

Derivative Liabilities
Foreign currency forward contracts	$—	$(10,364)	$—	$(10,364)	$1,588,156
Interest rate swaps	—	(4,938)	—	(4,938)	1,100,000
Total derivative liabilities, at fair value	$—	$(15,302)	$—	$(15,302)	$2,688,156

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$43,003	$—	$43,003	$1,520,726
Interest rate swaps	—	240	—	240	325,000
Total derivative assets, at fair value	$—	$43,243	$—	$43,243	$1,845,726

Derivative Liabilities
Interest rate swaps	$—	$(11,750)	$—	$(11,750)	$1,512,500
Total derivative liabilities, at fair value	$—	$(11,750)	$—	$(11,750)	$1,512,500

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$60,336	$(49,758)
Realized gain (loss) on foreign currency forward contracts	$(28,365)	$(763)

	Nine Months Ended September 30,
	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(48,816)	$(32,510)
Realized gain (loss) on foreign currency forward contracts	$(132,739)	$(3,417)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

			September 30, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$22,275	$(3,070)	$19,205	$(18,268)	$937
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,994	$(1,868)	$5,126	$(4,250)	$876
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$32,834	$—	$32,834	$(30,940)	$1,894
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$1,724	$—	$1,724	$—	$1,724
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$1,201	$(77)	$1,124	$—	$1,124
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(815)	$(815)	$—	$(815)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$1,626	$(9,472)	$(7,846)	$—	$(7,846)

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$4,005	$—	$4,005	$—	$4,005
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$38,544	$—	$38,544	$—	$38,544
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$454	$—	$454	$—	$454
Goldman Sachs Bank USA	Interest rate swaps	Derivative liabilities, at fair value	$240	$(3,011)	$(2,771)	$2,210	$(561)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(8,739)	$(8,739)	$8,390	$(349)
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

The table below presents the carrying value of unsecured borrowings as of September 30, 2025 and December 31, 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$4,995,688	$20,092	$1,802,092	$(38,729)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 195.8% and 216.3%, respectively.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.
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
As of each of September 30, 2025 and December 31, 2024, the Company had five SPV Financing Facilities, as discussed below.
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

As of September 30, 2025, the maximum borrowing capacity under the HLEND A Funding Facility was $1,250 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires on May 11, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by May 15, 2030.
HLEND B Funding Facility

On July 19, 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (as amended, the “HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On September 17, 2025, HLEND B entered into an amendment (the “HLEND B Amendment”) to, among other things, increase the aggregate commitments under the HLEND B Funding Facility from $1,250 million to $1,500 million, adjust the applicable margin effective on and after October 1, 2025, and extend the maturity date and availability period of the HLEND B Funding Facility.

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

Pursuant to the HLEND B Amendment, effective on and after October 1, 2025, loans under the HLEND B Funding Facility will bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin adjusted at one-month or three-month intervals based on the proportion of the broadly syndicated loans, large corporate loans and middle market loans in the portfolio, with the applicable margin attributable to broadly syndicated loans equal to 1.50% per annum, the applicable margin attributable to large corporate loans equal to 1.90% per annum and the applicable margin applicable to middle market loans equal to 1.90% per annum, subject to a blended floor of 1.75%.

As of September 30, 2025, the maximum borrowing capacity under the HLEND B Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on September 17, 2028 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 17, 2030.
HLEND C Funding Facility

On January 12, 2023, HLEND C, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, Blackstone Asset Based Finance Advisors LP, as Blackstone Asset Based Finance Representative, and U.S. Bank National Association, as custodian (as amended, the “HLEND C Funding Facility”). On August 28, 2025, HLEND C entered into an amendment to, among other things, increase the aggregate commitments under the HLEND C Funding Facility from $750 million to $850 million, extend the reinvestment period end date, anticipated repayment date and stated maturity date of the HLEND C Funding Facility, and decrease the applicable margin. The Company has agreed to provide a limited guaranty of a portion of amounts owed under the HLEND C Funding Facility in the event of certain bad acts, including fraud and certain other willful and intentional breaches of the facility documents.

Loans under the HLEND C Funding Facility bear interest at a per annum rate equal to Term SOFR plus the applicable margin of 1.90% per annum. On or after the anticipated repayment date of January 11, 2032, the applicable margin on any remaining outstanding advances will be increased by 2.00% per annum.

As of September 30, 2025, the maximum borrowing capacity under the HLEND C Funding Facility was $850 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2032.
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

As of September 30, 2025, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
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

As of September 30, 2025, the maximum borrowing capacity under the HLEND E Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

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
The maximum borrowing capacity of the Revolving Credit Facility is $2,125 million (increased from $1,625 million to $1,975 million on April 29, 2025, increased on June 26, 2025, from $1,975 million to $2,050 million, and further increased on August 6, 2025, from $2,050 million to $2,125 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $2,962.5 million subject to the satisfaction of certain conditions.
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

November 2025 Notes

On November 14, 2022, the Company entered into a Master Note Purchase Agreement (the “2022 Note Purchase Agreement”) governing the issuance of $170 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “November 2025 Notes”) to institutional investors in a private placement. The November 2025 Notes had a fixed interest rate of 8.37% per annum and were due on November 14, 2025.

The November 2025 Notes were fully prepaid on August 15, 2025, inclusive of any accrued interest, consistent with the terms of the 2022 Note Purchase Agreement.

In connection with the November 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company received a fixed interest rate of 8.37% per annum and paid a floating interest rate of SOFR + 4.08% per annum on $85 million of the November 2025 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting relationship with the November 2025 Notes was terminated on August 15, 2025.

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

144A Unsecured Notes

The Company issued unsecured notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes, April 2032 Notes, June 2027 Notes, June 2030 Notes, September 2028-1 Notes, and November 2030 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

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

September 2028-1 Notes

On September 11, 2025, the Company issued $600.0 million aggregate principal amount of 4.90% notes due in 2028 (the “September 2028-1 Notes”) pursuant to a seventh supplemental indenture, dated as of September 11, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The September 2028-1 Notes will mature on September 11, 2028 and bear interest at a rate of 4.90% per year payable semi-annually on March 11 and September 11 of each year, commencing on March 11, 2026.

In connection with the September 2028-1 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.90% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.5935% per annum on $600.0 million of the September 2028-1 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

November 2030 Notes

On September 11, 2025, the Company issued $500.0 million aggregate principal amount of 5.45% notes due in 2030 (the “November 2030 Notes”) pursuant to an eighth supplemental indenture, dated as of September 11, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The November 2030 Notes will mature on November 15, 2030 and bear interest at a rate of 5.45% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2026.

In connection with the November 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.45% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.085% per annum on $500.0 million of the November 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
Debt Securitizations

The Company has determined that the securitization vehicles noted below operate as extensions of the Company and therefore, will be consolidated by the Company. The Company completed term debt securitizations, as further described below, through the consummation of transactions relating to the 2023 CLO Notes, 2024 CLO Notes, 2025 CLO Debt, and 2025-4 CLO Notes (each as defined below), which are collectively referred to herein as the “CLO Debt.”

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

The following table presents information on the 2023 Debt Securitization as of September 30, 2025:

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

On the Closing Date and in connection with the 2023 Debt Securitization, the 2023 Issuer and the Company entered into a note purchase agreement with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the 2023 CLO Secured Notes issued pursuant to an indenture as part of the 2023 Debt Securitization. HLEND CLO 2023-1 Investments, LLC (the “2023 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization.

As part of the 2023 Debt Securitization, the Company, the 2023 Depositor and the 2023 Issuer entered into an amended and restated sale and contribution agreement on the Closing Date (the “2023 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Depositor and the 2023 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Issuer the loans and participations therein securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the 2023 Sale Agreement. Following this transfer, the 2023 Issuer, and not the 2023 Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2023 Sale Agreement.

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

The following table presents information on the 2024 Debt Securitization as of September 30, 2025:

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

On the 2024 Closing Date and in connection with the 2024 Debt Securitization, the 2024 Issuer entered into a note purchase agreement with SG Americas Securities, LLC, as the initial purchaser (the “2024 Initial Purchaser”), pursuant to which the 2024 Initial Purchaser purchased the 2024 CLO Secured Notes issued pursuant to an indenture as part of the 2024 Debt Securitization. HLEND CLO 2024-2 Investments, LLC (the “2024 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2024 CLO Subordinated Notes issued in the 2024 Debt Securitization.

As part of the 2024 Debt Securitization, the Company, the 2024 Depositor and the 2024 Issuer entered into an amended and restated sale and contribution agreement on the 2024 Closing Date (the “2024 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2024 Depositor and the 2024 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2024 Issuer the loans and participations therein securing the 2024 Debt Securitization for the purchase price and other consideration set forth in the 2024 Sale Agreement. Following this transfer, the 2024 Issuer, and not the 2024 Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2024 Sale Agreement.

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

The following table presents information on the 2025 CLO Debt Securitization as of September 30, 2025:

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

On the 2025 Closing Date and in connection with the 2025 CLO Debt Securitization, the 2025 CLO Issuer entered into a placement agency agreement with J.P. Morgan Securities LLC, as the placement agent (the “2025 CLO Placement Agent”), pursuant to which the 2025 CLO Placement Agent placed the 2025 CLO Secured Notes issued pursuant to an indenture and security agreement, between the 2025 CLO Issuer and U.S. Bank Trust Company, National Association, as collateral trustee, as part of the 2025 CLO Debt Securitization. HLEND CLO 2025-3 Investments, LLC (the “2025 CLO Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2025 CLO Subordinated Notes issued in the 2025 CLO Debt Securitization.

As part of the 2025 CLO Debt Securitization, the Company, the 2025 CLO Depositor and the 2025 CLO Issuer entered into an amended and restated sale and contribution agreement on the 2025 Closing Date (the “2025 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2025 CLO Depositor and the 2025 CLO Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2025 CLO Issuer the loans and participations therein securing the 2025 CLO Debt Securitization for the purchase price and other consideration set forth in the 2025 Sale Agreement. Following this transfer, the 2025 CLO Issuer, and not the 2025 CLO Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2025 Sale Agreement.

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

2025-4 Debt Securitization

On August 12, 2025 (the “2025-4 Closing Date”), the Company completed a $1,250.0 million term debt securitization (the “2025-4 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the 2025-4 CLO Notes (as defined below). The 2025-4 Debt Securitization is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

The debt offered in the 2025-4 Debt Securitization was issued by HLEND CLO 2025-4, LLC (the “2025-4 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Senior Secured Floating Rate Notes (the “2025-4 CLO Class A Notes”), (ii) Class B Senior Secured Floating Rate Notes (the “2025-4 CLO Class B Notes” and, together with the 2025-4 CLO Class A Notes, collectively, the “2025-4 CLO Secured Notes”), and (iii) subordinated notes (the “2025-4 CLO Subordinated Notes” and, together with the 2025-4 CLO Secured Notes, the “2025-4 CLO Notes”). The 2025-4 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2025-4 CLO Notes is scheduled to mature on August 15, 2037; however, the 2025-4 CLO Notes may be redeemed by the 2025-4 Issuer, at the written direction of (i) a majority of the 2025-4 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after August 15, 2027.

The following table presents information on the 2025-4 Debt Securitization as of September 30, 2025:

Description	Principal Outstanding	Interest Rate	Credit Rating (S&P)	Credit Rating (Fitch)
2025-4 CLO Class A Notes	$681,250	SF + 1.54%	AAA(sf)	AAA(sf)
2025-4 CLO Class B Notes	168,750	SF + 1.85%	AA(sf)	Not rated
Total Secured Notes	$850,000
2025-4 CLO Subordinated Notes(1)	400,000	None	Not rated	Not rated
Total Notes	$1,250,000
(1)The Company retained all of the 2025-4 CLO Subordinated Notes issued in the 2025-4 Debt Securitization which are eliminated in consolidation.

On the 2025-4 Closing Date and in connection with the 2025-4 Debt Securitization, the 2025-4 Issuer entered into a placement agency agreement with Natixis Securities Americas LLC, as the placement agent (the “2025-4 Placement Agent”), pursuant to which the 2025-4 Placement Agent placed the 2025-4 CLO Secured Notes issued pursuant to an indenture, between the 2025-4 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2025-4 Debt Securitization. HLEND CLO 2025-4 Investments, LLC (the “2025-4 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2025-4 CLO Subordinated Notes issued in the 2025-4 Debt Securitization.

As part of the 2025-4 Debt Securitization, the Company, the 2025-4 Depositor and the 2025-4 Issuer entered into a sale and contribution agreement on the 2025-4 Closing Date (the “2025-4 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2025-4 Depositor and the 2025-4 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2025-4 Issuer the loans securing the 2025-4 Debt Securitization for the purchase price and other consideration set forth in the 2025-4 Sale Agreement. Simultaneously, the Company and the 2025-4 Issuer entered into a master participation agreement (the “2025-4 Master Participation Agreement”) pursuant to which the Company granted participation interests in the assets sold pursuant to the 2025-4 Sale Agreement on the 2025-4 Closing Date, such that the 2025-4 Issuer is the participant on such assets from the 2025-4 Closing Date until the date the transfer of those assets is settled at the 2025-4 Issuer. Following these transfers, the 2025-4 Issuer, and not the 2025-4 Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2025-4 Sale Agreement and the 2025-4 Master Participation Agreement.

The 2025-4 CLO Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2025-4 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of each of September 30, 2025 and December 31, 2024, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,250,000	$757,530	$757,530	$492,470	$249,169
HLEND B Funding Facility(3)	1,500,000	833,659	833,659	666,341	380,983
HLEND C Funding Facility	850,000	510,000	510,000	340,000	25,124
HLEND D Funding Facility(3)	1,000,000	751,376	751,376	248,624	184,562
HLEND E Funding Facility(3)	1,500,000	913,705	913,705	586,295	248,733
Revolving Credit Facility(3)	2,125,000	969,772	969,772	1,155,228	1,155,228
November 2027 Notes(4)	155,000	155,000	154,962	—	—
March 2026 Notes(4)	276,000	276,000	276,284	—	—
March 2028 Notes(4)	124,000	124,000	124,801	—	—
September 2027 Notes(4)	75,000	75,000	75,817	—	—
September 2028 Notes(4)	250,000	250,000	253,990	—	—
January 2029 Notes(4)	550,000	550,000	548,525	—	—
September 2029 Notes(4)	400,000	400,000	403,928	—	—
January 2028 Notes(4)	750,000	750,000	752,408	—	—
April 2032 Notes(4)	500,000	500,000	505,723	—	—
June 2027 Notes(4)	400,000	400,000	397,265	—	—
June 2030 Notes(4)	500,000	500,000	496,700	—	—
September 2028-1 Notes(4)	600,000	600,000	590,895	—	—
November 2030 Notes(4)	500,000	500,000	491,871	—	—
2023 CLO Secured Notes(4)	323,000	323,000	321,816	—	—
2024 CLO Secured Notes(4)	400,000	400,000	380,318	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,516	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,023	—	—
Total	$15,728,000	$12,239,042	$12,201,884	$3,488,958	$2,243,799
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€45,500	£—
HLEND B Funding Facility	25,519		105,352	90,346
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		67,836	—
Revolving Credit Facility	43,310		448,857	225,692

(4)As of September 30, 2025, the carrying value of the Company's Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes, 2025 CLO Secured Debt, and 2025-4 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company's Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(749)	$711
March 2026 Notes	(268)	552
March 2028 Notes	(555)	1,356
September 2027 Notes	(385)	1,202
September 2028 Notes	(1,554)	5,544
January 2029 Notes	(8,469)	6,994
September 2029 Notes	(7,348)	11,276
January 2028 Notes	(9,029)	11,437
April 2032 Notes	(12,515)	18,238
June 2027 Notes	(3,491)	756
June 2030 Notes	(7,337)	4,037
September 2028-1 Notes	(7,237)	(1,868)
November 2030 Notes	(5,059)	(3,070)
2023 CLO Secured Notes	(1,184)	—
2024 CLO Secured Notes	(19,682)	—
2025 CLO Secured Debt	(4,484)	—
2025-4 CLO Secured Notes	(4,977)	—
Total	$(94,323)	$57,165

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854
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

As of September 30, 2025 and December 31, 2024, $151.7 million and $103.0 million, respectively, of interest expense and $1.6 million and $1.7 million, respectively, of facility unused commitment fees were included in interest payable. For the three months ended September 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.71% and 8.82% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges), respectively, and the average principal debt outstanding was $10,932.2 million and $4,794.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.88% and 8.98% (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges), respectively, and the average principal debt outstanding was $9,329.4 million and $4,180.9 million, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$167,209	$91,203
Facility unused commitment fees	1,517	3,268
Amortization of deferred financing costs	2,810	1,686
Amortization of original issue discount and debt issuance costs	8,003	3,222
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(2,636)	55,764
Hedged items	7,892	(48,869)
Total interest expense	$184,795	$106,274
Cash paid for interest expense	$165,377	$103,429

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$437,716	$241,745
Facility unused commitment fees	6,812	10,439
Amortization of deferred financing costs	7,998	6,057
Amortization of original issue discount and debt issuance costs	17,839	6,469
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	68,674	29,510
Hedged items	(58,821)	(13,185)
Total interest expense	$480,218	$281,035
Cash paid for interest expense	$405,823	$251,591

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $3,255.8 million and $2,128.7 million, respectively.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value. As of September 30, 2025 and December 31, 2024, 0.10% and 0.14% of shares outstanding were held by certain affiliates of the Adviser, respectively.
The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	20,669,851	$521,356
Share transfers between classes	25,263	638
Distributions reinvested	1,122,512	28,310
Share repurchases	(2,017,858)	(50,991)
Early repurchase deduction	—	13
Net increase (decrease)	19,799,768	$499,326
CLASS D
Subscriptions	2,578,928	$65,057
Share transfers between classes	433,715	10,933
Distributions reinvested	529,293	13,348
Share repurchases	(1,438,900)	(36,361)
Early repurchase deduction	—	4
Net increase (decrease)	2,103,036	$52,981
CLASS F
Subscriptions	14,068,012	$354,817
Share transfers between classes	(579,532)	(14,609)
Distributions reinvested	2,409,745	60,774
Share repurchases	(3,249,115)	(82,105)
Early repurchase deduction	—	17
Net increase (decrease)	12,649,110	$318,894
CLASS S
Subscriptions	5,417,493	$136,639
Share transfers between classes	120,554	3,038
Distributions reinvested	260,155	6,561
Share repurchases	(277,905)	(7,023)
Early repurchase deduction	—	2
Net increase (decrease)	5,520,297	$139,217
Total net increase (decrease)	40,072,211	$1,010,418

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	68,786,183	$1,746,721
Share transfers between classes	3,269,342	83,176
Distributions reinvested	3,180,411	80,688
Share repurchases	(12,113,319)	(307,091)
Early repurchase deduction	—	60
Net increase (decrease)	63,122,617	$1,603,554
CLASS D
Subscriptions	7,974,481	$202,182
Share transfers between classes	(2,547,455)	(64,899)
Distributions reinvested	1,553,535	39,423
Share repurchases	(3,645,010)	(92,332)
Early repurchase deduction	—	19
Net increase (decrease)	3,335,551	$84,393
CLASS F
Subscriptions	41,993,991	$1,064,623
Share transfers between classes	(739,533)	(18,684)
Distributions reinvested	6,581,420	166,942
Share repurchases	(6,385,207)	(161,427)
Early repurchase deduction	—	83
Net increase (decrease)	41,450,671	$1,051,537
CLASS S
Subscriptions	14,235,984	$361,123
Share transfers between classes	17,646	407
Distributions reinvested	664,733	16,854
Share repurchases	(503,723)	(12,729)
Early repurchase deduction	—	10
Net increase (decrease)	14,414,640	$365,665
Total net increase (decrease)	122,323,479	$3,105,149

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	9,657,377	$246,413
Share transfers between classes	98,267	2,513
Distributions reinvested	619,207	15,805
Share repurchases	(605,984)	(15,489)
Early repurchase deduction	—	(44)
Net increase (decrease)	9,768,867	$249,198
CLASS D
Subscriptions	5,278,810	$134,820
Share transfers between classes	(72,175)	(1,846)
Distributions reinvested	456,733	11,658
Share repurchases	(117,463)	(3,002)
Early repurchase deduction	—	(20)
Net increase (decrease)	5,545,905	$141,610
CLASS F
Subscriptions	11,307,936	$288,584
Share transfers between classes	(20,000)	(512)
Distributions reinvested	1,673,756	42,721
Share repurchases	(1,043,540)	(26,673)
Early repurchase deduction	—	(83)
Net increase (decrease)	11,918,152	$304,037
CLASS S
Subscriptions	3,444,921	$87,965
Share transfers between classes	(6,092)	(155)
Distributions reinvested	110,794	2,828
Share repurchases	—	—
Early repurchase deduction	—	(5)
Net increase (decrease)	3,549,623	$90,633
Total net increase (decrease)	30,782,547	$785,478

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	38,699,330	$981,460
Share transfers between classes	195,275	4,961
Distributions reinvested	1,679,267	42,614
Share repurchases	(2,809,501)	(71,513)
Early repurchase deduction	—	1
Net increase (decrease)	37,764,371	$957,523
CLASS D
Subscriptions	12,341,218	$313,142
Share transfers between classes	578,230	14,630
Distributions reinvested	1,297,734	32,923
Share repurchases	(533,783)	(13,561)
Early repurchase deduction	—	1
Net increase (decrease)	13,683,399	$347,135
CLASS F
Subscriptions	37,355,053	$946,493
Share transfers between classes	(824,344)	(20,867)
Distributions reinvested	5,001,056	126,842
Share repurchases	(2,975,480)	(75,876)
Early repurchase deduction	—	2
Net increase (decrease)	38,556,285	$976,594
CLASS S
Subscriptions	11,392,887	$289,012
Share transfers between classes	50,839	1,276
Distributions reinvested	206,907	5,269
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	11,650,633	$295,557
Total net increase (decrease)	101,654,688	$2,576,809

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
Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the nine months ended September 30, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
July 23, 2025	August 29, 2025	0.1600	0.0550	—	0.2150	33,412
August 26, 2025	September 30, 2025	0.1600	0.0550	—	0.2150	35,458
September 24, 2025	October 31, 2025	0.1600	0.0550	—	0.2150	36,845
Total		$1.4400	$0.4950	$—	$1.9350	$280,073

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
July 23, 2025	August 29, 2025	0.1546	0.0550	—	0.2096	9,703
August 26, 2025	September 30, 2025	0.1546	0.0550	—	0.2096	9,950
September 24, 2025	October 31, 2025	0.1548	0.0550	—	0.2098	10,049
Total		$1.3925	$0.4950	$—	$1.8875	$84,893

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
July 23, 2025	August 29, 2025	0.1493	0.0550	—	0.2043	43,253
August 26, 2025	September 30, 2025	0.1493	0.0550	—	0.2043	44,310
September 24, 2025	October 31, 2025	0.1496	0.0550	—	0.2046	45,185
Total		$1.3451	$0.4950	$—	$1.8401	$367,661

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
July 23, 2025	August 29, 2025	0.1418	0.0550	—	0.1968	5,157
August 26, 2025	September 30, 2025	0.1418	0.0550	—	0.1968	5,619
September 24, 2025	October 31, 2025	0.1424	0.0550	—	0.1974	6,033
Total		$1.2787	$0.4950	$—	$1.7737	$41,660
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables present distributions that were declared during the nine months ended September 30, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
Total		$1.4400	$0.4950	$—	$1.9350	$145,219

		Class D
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
Total		$1.3926	$0.4950	$—	$1.8876	$67,493

		Class F
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
Total		$1.3449	$0.4950	$—	$1.8399	$274,483

		Class S
Declaration Date	Payment Date	Base Distribution Per Share (1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
Total		$1.2786	$0.4950	$—	$1.7736	$13,122
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
Through September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660
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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%
August 29, 2025	5.00%	September 30, 2025	$176,480	6,983,778	1.65%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income (1)	1.98	1.94	1.89	1.82
Net unrealized and realized gain (loss) (2)	(0.36)	(0.37)	(0.37)	(0.37)
Net increase (decrease) in net assets resulting from operations	1.62	1.57	1.52	1.45
Distributions from net investment income (3)	(1.94)	(1.89)	(1.84)	(1.77)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.94)	(1.89)	(1.84)	(1.77)
Early repurchase deduction fees (6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.32)	(0.32)	(0.32)	(0.32)
Net asset value, end of period	$25.27	$25.27	$25.27	$25.27
Shares outstanding, end of period	169,350,179	46,455,932	217,600,686	30,283,318
Total return based on NAV (4)	6.55%	6.35%	6.16%	5.88%
Ratios:
Ratio of net expenses to average net assets (5)	9.00%	9.23%	9.49%	9.87%
Ratio of net investment income to average net assets (5)	10.40%	10.17%	9.91%	9.56%
Portfolio turnover rate	8.32%	8.32%	8.32%	8.32%
Supplemental Data:
Net assets, end of period	$4,280,282	$1,174,151	$5,499,754	$765,408
Asset coverage ratio	195.8%	195.8%	195.8%	195.8%
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
(5)For the nine months ended September 30, 2025, amounts are annualized except for excise tax and capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.

The following are the financial highlights for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income (1)	2.10	2.06	2.01	1.91
Net unrealized and realized gain (loss) (2)	0.34	0.33	0.33	0.36
Net increase (decrease) in net assets resulting from operations	2.44	2.39	2.34	2.27
Distributions from net investment income (3)	(1.94)	(1.89)	(1.84)	(1.77)
Distributions from net realized gains (3)	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(1.94)	(1.89)	(1.84)	(1.77)
Early repurchase deduction fees (6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	0.50	0.50	0.50	0.50
Net asset value, end of period	$25.56	$25.56	$25.56	$25.56
Shares outstanding, end of period	90,221,882	41,876,118	163,937,746	12,508,512
Total return based on NAV (4)	10.02%	9.82%	9.62%	9.33%
Ratios:
Ratio of net expenses to average net assets (5)	8.82%	9.09%	9.35%	9.57%
Ratio of net investment income to average net assets (5)	11.06%	10.84%	10.61%	10.05%
Portfolio turnover rate	16.65%	16.65%	16.65%	16.65%
Supplemental Data:
Net assets, end of period	$2,306,380	$1,070,491	$4,190,766	$319,763
Asset coverage ratio	242.5%	242.5%	242.5%	242.5%
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
(5)For the nine months ended September 30, 2024, amounts are annualized except for excise tax and capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
September 30, 2025	$757,530	1,957.6	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
September 30, 2025	833,659	1,957.6	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
September 30, 2025	510,000	1,957.6	—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
September 30, 2025	751,376	1,957.6	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
September 30, 2025	913,705	1,957.6	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
September 30, 2025	969,772	1,957.6	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
September 30, 2025	155,000	1,957.6	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
September 30, 2025	276,000	1,957.6	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
September 30, 2025	124,000	1,957.6	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
September 30, 2025	75,000	1,957.6	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
September 30, 2025	250,000	1,957.6	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
September 30, 2025	550,000	1,957.6	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
September 30, 2025	400,000	1,957.6	—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
September 30, 2025	750,000	1,957.6	—	N/A
April 2032 Notes
September 30, 2025	500,000	1,957.6	—	N/A
June 2027 Notes
September 30, 2025	400,000	1,957.6	—	N/A
June 2030 Notes
September 30, 2025	500,000	1,957.6	—	N/A
September 2028-1 Notes
September 30, 2025	600,000	1,957.6	—	N/A
November 2030 Notes
September 30, 2025	500,000	1,957.6	—	N/A
2023 CLO Secured Notes
September 30, 2025	323,000	1,957.6	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2024 CLO Secured Notes
September 30, 2025	400,000	1,957.6	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
September 30, 2025	850,000	1,957.6	—	N/A
2025-4 CLO Secured Notes
September 30, 2025	850,000	1,957.6	—	N/A
Short-Term Borrowings
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

Note 11. Joint Venture

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM are approximately $200.0 million and $28.6 million, respectively, which correspond to initial membership interests of approximately 87.5% and 12.5%, respectively. The LLC Agreement is effective as of June 1, 2023. The initial term of ULTRA III is 11 years from the commencement of operations, and will continue until an event of termination occurs. The Company’s investment in ULTRA III cannot be transferred without the consent of the anchor members unless such investment is transferred to an affiliate and satisfies certain representations and warranties or in certain other limited circumstances.

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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of September 30, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $316.5 million and $307.4 million, respectively, and COM had made capital contributions (net of returns of capital) of $45.2 million and $43.9 million, respectively. As of September 30, 2025 and December 31, 2024, $225.1 million and $236.2 million, respectively, of capital remained uncalled from the Company and $32.2 million and $33.7 million, respectively, of capital remained uncalled from COM. As of September 30, 2025 and December 31, 2024, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. When COM sources investments for ULTRA III, the percentage of sourcing fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three months ended September 30, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.3 million and $4.2 million, respectively.

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

The Company's investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of September 30, 2025 and December 31, 2024.

The following table presents the schedule of investments of ULTRA III as of September 30, 2025:

Company(1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.16%	11/8/2029	$236,608	$232,562	$236,608
						232,562	236,608	63.10%
Health Care Providers
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.08%	7/22/2031	150,240	149,617	151,743
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(198)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.25%	1/5/2028	157,600	154,927	159,176
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(702)	(222)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	8.75%	11/8/2031	173,688	171,415	172,916
						475,059	484,046	129.08%
Medical Equipment and Services
EHOB, LLC (4)(7)	SF +	4.50%	8.50%	12/18/2029	111,875	110,108	112,994
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	57,128	(566)	339
FH BMX Buyer, Inc. (4)(6)	SF +	4.75%	9.00%	6/21/2031	29,072	28,690	29,244
FH BMX Buyer, Inc.(4)(6)	SF +	4.75%	8.75%	6/21/2031	129,096	127,513	129,862
						265,745	272,439	72.65%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(666)	(97)
Brandt Information Services, LLC (4)(6)	SF +	4.75%	8.91%	5/31/2030	114,138	112,807	113,916
Brandt Information Services, LLC (4)(6)	SF +	4.75%	8.91%	5/31/2030	40,000	39,604	39,922
						151,745	153,741	41.00%
Total First Lien Debt						$1,125,111	$1,146,834	305.83%
Total Investment Portfolio						$1,125,111	$1,146,834	305.83%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$50,000	$(97)
Compsych Investments Corp.	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	57,128	339
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(222)
Total		$200,461	$453

(6) The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(7) The interest rate floor on these investments as of September 30, 2025 was 1.00%.

The following table presents the schedule of investments of ULTRA III as of December 31, 2024:

Company (1)	Reference Rate and Spread (2)		Interest Rate (2)	Maturity Date	Par Amount/Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
General Industrials
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.40%	11/8/2029	$243,045	$238,133	$242,570
						238,133	242,570	66.26%
Health Care Providers
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.38%	7/22/2031	151,378	150,669	152,892
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(210)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.50%	1/5/2028	158,800	155,216	161,059
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(742)	(734)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	9.27%	11/8/2031	175,000	172,431	172,429
						477,364	486,079	132.77%
Medical Equipment and Services
EHOB, LLC (4)(7)	SF +	4.75%	9.08%	12/18/2029	116,875	114,701	118,044
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	34,600	(499)	346
FH BMX Buyer, Inc.(4)(6)	SF +	5.25%	9.58%	6/21/2031	130,074	128,271	131,375
						242,473	249,765	68.22%
Software and Computer Services
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(713)	128
Brandt Information Services, LLC (4)(6)	SF +	5.00%	9.36%	5/31/2030	114,713	113,161	115,006
						112,448	115,134	31.45%
Total First Lien Debt						$1,070,418	$1,093,548	298.70%
Total Investment Portfolio						$1,070,418	$1,093,548	298.70%
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

The following table presents the selected statements of assets and liabilities information of ULTRA III as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,125,111 and $1,070,418 at September 30, 2025 and December 31, 2024, respectively)	$1,146,834	$1,093,548
Cash	31,052	24,652
Interest receivable	7,872	13,217
Receivable for investments	326	—
Total assets	$1,186,084	$1,131,417
LIABILITIES
Debt	$796,488	$751,554
Interest payable and other liabilities	14,606	13,748
Total liabilities	811,094	765,302
MEMBERS’ EQUITY
Members’ Equity	374,990	366,115
Total Members’ Equity	374,990	366,115
Total liabilities and members’ equity	$1,186,084	$1,131,417

The following table presents the selected statements of operations information of ULTRA III for the three and nine months ended September 30, 2025 and 2024 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Interest income	$28,492	$25,720	$83,861	$58,718
Total investment income	28,492	25,720	83,861	58,718
Expenses:
Interest expense	13,915	12,633	40,947	28,246
Other expenses	674	527	1,960	1,241
Total expenses	14,589	13,160	42,907	29,487
Net investment income before taxes	13,903	12,560	40,954	29,231
Tax expense	—	—	289	—
Net investment income after taxes	13,903	12,560	40,665	29,231
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	1,143	5,388	(1,407)	17,514
Net realized and change in unrealized gain (loss) on investments	1,143	5,388	(1,407)	17,514
Net increase (decrease) in net assets resulting from operations	$15,046	$17,948	$39,258	$46,745

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2025, except as discussed below.

Subscriptions
The Company received $366.7 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective October 1, 2025.

The Company received $463.8 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective November 1, 2025.

Distributions Declarations

On October 27, 2025, the Company declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1493 per Class F share, and $0.1418 per Class S share, all of which are payable on or about November 28, 2025 to shareholders of record as of October 31, 2025. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about November 28, 2025 to shareholders of record as of October 31, 2025.

Financing Transactions

On November 4, 2025, the Company provided notice that on December 16, 2025 it will redeem $276.0 million of March 2026 Notes, inclusive of any accrued interest. As a part of the redemption, the Company also intends to terminate the $276.0 million of notional value associated with the interest rate swap that the Company entered into in connection with the March 2026 Notes issuance.

On November 5, 2025, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) with Crédit Agricole Corporate and Investment Bank, as the assuming lender (the “Assuming Lender”), JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, and the issuing banks party thereto, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for the Assuming Lender’s multicurrency commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $2,125.0 million to $2,250.0 million through the accordion feature in the Revolving Credit Facility.

On October 22, 2025 (the “Refinancing Date”), the Company completed an $849.0 million term debt securitization refinancing (the “2023-1 Refinancing”), also known as a collateralized loan obligation refinancing. The proceeds of the 2023-1 Refinancing were used in part to refinance all of the 2023 CLO Secured Notes. The 2023-1 Refinancing is subject to the Company’s overall asset coverage requirement.

The debt offered in the 2023-1 Refinancing was issued by the 2023 Issuer and consists of (i) Class A-1-R Senior Secured Floating Rate Notes (the “Class A-1-R Notes”), (ii) Class A-2-R Senior Secured Floating Rate Notes (the “Class A-2-R Notes”), (iii) Class B-R Senior Secured Floating Rate Notes (the “Class B-R Notes” and, together with the Class A-1-R Notes and the Class A-2-R Notes, collectively, the “Secured Notes”) and (iv) additional subordinated notes (the “Additional Subordinated Notes”). The 2023 CLO Subordinated Notes (together with the Additional Subordinated Notes, the “Subordinated Notes”) were not redeemed and remain outstanding following the Refinancing Date. The terms of the Secured Notes and the Subordinated Notes (collectively, the “Debt”) are summarized in the table below:

Class	Par Size	Rating (S&P)	Coupon
Class A-1-R	$493,000	AAA(sf)	SOFR + 1.44%
Class A-2-R	$34,000	AAA(sf)	SOFR + 1.65%
Class B-R	$51,000	AA(sf)	SOFR + 1.80%
Subordinated Notes*	$271,100	N/A	N/A
*Includes $165.0 million of the Additional Subordinated Notes newly issued on the Refinancing Date and $106.1 million of Existing Subordinated Notes issued on the Closing Date.

On the Refinancing Date and in connection with the 2023-1 Refinancing, the 2023 Issuer entered into a note purchase agreement (the “Note Purchase Agreement”) with BofA Securities, Inc., as the refinancing initial purchaser (the “Refinancing Initial Purchaser”), pursuant to which the Refinancing Initial Purchaser placed the Secured Notes issued pursuant to an amended and restated indenture (the “Indenture”), between the 2023 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2023-1 Refinancing. The 2023 Depositor retained all of the Subordinated Notes in connection with the 2023-1 Refinancing.

As part of the 2023-1 Refinancing, the Company, the 2023 Depositor and the 2023 Issuer entered into a second amended and restated sale and contribution agreement on the Refinancing Date (the “Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Depositor and the 2023 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Issuer the loans securing the 2023-1 Refinancing for the purchase price and other consideration set forth in the Sale Agreement. Following this sale and transfer, the 2023 Issuer, and not the 2023 Depositor or the Company, holds all of the ownership interest in such loans. The Company made customary representations, warranties and covenants in the Sale Agreement.

Chief Compliance Officer

The Board appointed Eric Smith as Chief Compliance Officer of the Company, effective as of October 9, 2025. Mr. Smith will serve until his successor is duly appointed and qualified or until his earlier resignation or removal. Mr. Smith is a Senior Principal Consultant at ACA Group. Mr. Smith’s appointment coincides with the resignation, effective as of October 9, 2025, of Gregory MacCordy as the Chief Compliance Officer of the Company. Mr. MacCordy’s decision to resign was not the result of any disagreement relating to the Company’s operations, policies or practices.

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
On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity. The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility and creates an integrated private credit franchise with approximately $280 billion in client assets, including $190 billion of private credit assets. BlackRock and HPS have formed a new private financing solutions business unit, led by Scott Kapnick, Scot French, and Michael Patterson, founding partners of HPS. This combined platform, which has more than 520 investment professionals and approximately 1,200 employees globally, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock board of directors. The Adviser remains responsible for our investment activities. Grishma Parekh resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Ms. Parekh continues to serve as President of the Company and in her existing role at HPS and the Adviser. See “Risk Factors—Risks Related to the HPS/BlackRock Transaction—The HPS/BlackRock Transaction” for further details.

In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, our second amended and restated investment advisory agreement (the “Prior Investment Advisory Agreement”) was automatically terminated. Prior thereto, our Board approved a new investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”), subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the Investment Advisory Agreement between us and the Adviser, which became effective upon the closing of the HPS/BlackRock Transaction.
Under each of our Prior Investment Advisory Agreement and our Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation (including salaries, bonuses and benefits) and related expenses of our chief compliance officer, chief financial officer and their respective staffs; provided, that such expenses shall exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator.

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
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended September 30,
	2025	2024
Total investments, beginning of period	$20,464,154	$10,984,581
New investments purchased	3,927,107	2,219,511
Payment-in-kind interest and dividends capitalized	32,194	18,108
Net accretion of discount on investments	25,396	17,450
Net realized gain (loss) on investments	13,709	(4,548)
Investments sold or repaid	(877,395)	(486,091)
Total investments, end of period	$23,585,165	$12,749,011
The following table presents certain selected information regarding our investment portfolio:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.9%	10.4%
Weighted average yield on debt and income producing investments, at fair value(1)	9.8%	10.4%
Weighted average yield on total portfolio, at amortized cost(2)	9.8%	10.3%
Weighted average yield on total portfolio, at fair value(2)	9.7%	10.3%
Number of portfolio companies	382	315
Weighted average EBITDA(3)	$249	$215
Weighted average loan-to-value (“LTV”) (4)	40%	40%
Percentage of performing debt investments bearing a floating rate, at fair value	99.4%	99.3%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.6%	0.7%
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

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$22,797,650	$23,024,539	96.60%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,664	27,113	0.11	35,984	31,340	0.19
Other secured debt	211,856	212,878	0.89	68,340	68,501	0.42
Unsecured debt	49,604	48,694	0.20	45,923	46,022	0.29
Structured finance investments	94,039	95,471	0.40	72,893	75,392	0.47
Investments in joint ventures	306,422	328,116	1.38	297,747	320,350	1.99
Equity investments	98,930	99,809	0.42	58,737	60,471	0.37
Total	$23,585,165	$23,836,620	100.00%	$16,071,078	$16,131,256	100.00%
As of September 30, 2025 and December 31, 2024, we had certain investments in ten and eight portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$23,299,283	99.38%	$15,671,885	99.30%
Non-accrual(2)	144,769	0.62	110,346	0.70
Total	$23,444,052	100.00%	$15,782,231	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 0.86% and 1.00% of amortized cost of total debt and income producing investments as of September 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value:

	September 30, 2025	December 31, 2024
Aerospace and Defense	5.36%	3.47%
Alternative Energy	0.09	0.15
Asset Based Lending and Fund Finance	0.54	0.33
Automobiles and Parts	1.43	0.53
Chemicals	0.12	0.11
Construction and Materials	0.79	1.25
Consumer Services	4.67	4.41
Electricity	0.77	0.72
Electronic and Electrical Equipment	0.47	0.69
Finance and Credit Services	0.39	0.40
Food Producers	1.63	1.11
Gas, Water and Multi-utilities	0.17	0.27
General Industrials	1.91	2.34
Health Care Providers	11.03	10.98
Household Goods and Home Construction	0.01	0.04
Industrial Engineering	1.39	1.90
Industrial Metals and Mining	0.86	1.25
Industrial Support Services	9.80	12.03
Industrial Transportation	1.19	0.75
Investment Banking and Brokerage Services	4.60	4.35
Investments in Joint Ventures	1.38	1.99
Leisure Goods	0.00	0.01
Life Insurance	0.06	0.09
Media	3.59	4.89
Medical Equipment and Services	8.08	7.90
Non-life Insurance	2.84	3.90
Oil, Gas and Coal	0.32	0.46
Personal Care, Drug and Grocery Stores	2.42	3.02
Personal Goods	0.35	0.52
Pharmaceuticals and Biotechnology	4.53	3.75
Real Estate Investment and Services	0.39	0.54
Retailers	1.62	1.90
Software and Computer Services	21.78	20.14
Structured Finance	0.40	0.47
Technology Hardware and Equipment	0.26	0.36
Telecommunications Equipment	0.27	0.50
Telecommunications Service Providers	1.38	0.20
Travel and Leisure	3.11	2.28
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	September 30, 2025	December 31, 2024
United States	83.92%	84.40%
United Kingdom	6.26	6.02
Sweden	2.43	2.44
Australia	1.30	1.64
Spain	1.18	1.28
France	0.99	0.83
Germany	0.93	0.72
Austria	0.71	0.56
Belgium	0.69	0.09
Canada	0.61	0.54
Czech Republic	0.26	—
Taiwan	0.21	0.29
Italy	0.19	0.79
Singapore	0.15	0.20
Norway	0.10	0.13
Luxembourg	0.05	0.07
Ireland	0.01	—
Netherlands	0.01	—
Total	100.00%	100.00%

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

As of September 30, 2025, the Company and COM have committed to contribute up to $550.0 million and $78.6 million, respectively, of capital to ULTRA III. As of September 30, 2025, the Company had contributed (net of returns of capital) $316.5 million and COM had contributed (net of returns of capital) $45.2 million of capital and $225.1 million and $32.2 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total senior secured debt investments at fair value	$1,146,834	$1,093,548
Number of portfolio companies	7	7
Weighted average yield on debt investments, at amortized cost(1)	9.8%	10.3%
Weighted average yield on debt investments, at fair value(1)	9.6%	10.1%
Percentage of performing debt investments bearing a floating rate, at fair value	100%	100%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of September 30, 2025 and December 31, 2024.

Results of Operations
The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$576,489	$373,253	$1,525,995	$1,018,014
Total expenses	279,563	171,627	725,161	467,915
Net investment income before excise tax	296,926	201,626	800,834	550,099
Excise tax expense	1,773	3,643	5,218	4,197
Net investment income after excise tax	295,153	197,983	795,616	545,902
Net realized gain (loss)	(12,987)	(4,520)	(165,225)	(9,527)
Net change in unrealized appreciation (depreciation)	29,072	7,934	24,410	89,169
Net increase (decrease) in net assets resulting from operations	$311,238	$201,397	$654,801	$625,544
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$529,730	$345,624	$1,403,906	$940,968
Payment-in-kind interest income	33,973	17,916	82,808	52,856
Dividend Income	12,217	8,747	38,183	18,960
Other income	569	966	1,098	5,230
Total investment income	$576,489	$373,253	$1,525,995	$1,018,014
Total investment income increased to $576.5 million for the three months ended September 30, 2025 from $373.3 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $23,522.4 million as of September 30, 2025, from $12,705.4 million in the prior year. This was partially offset by a decline in benchmark interest rates during the three months ended September 30, 2025, as compared to the same period in the prior year. The increase in dividend income is primarily from ULTRA III, which was $11.0 million for the three months ended September 30, 2025, as compared to $7.6 million for the same period in the prior year. At September 30, 2025, the size of our investment portfolio at fair value was $23,836.6 million and our weighted average yield on debt and income producing securities at fair value was 9.8%.

Total investment income increased to $1,526.0 million for the nine months ended September 30, 2025 from $1,018.0 million for the same period in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. This was partially offset by a decline in benchmark interest rates during the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase in dividend income is primarily from ULTRA III, which was $34.6 million for the nine months ended September 30, 2025, as compared to $16.1 million for the same period in the prior year.

For the three months ended September 30, 2025 and 2024, PIK income represented 6.1% and 5.1% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

For the nine months ended September 30, 2025 and 2024, PIK income represented 5.7% and 5.5% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.
Expenses
Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$184,795	$106,274	$480,218	$281,035
Management fees	36,223	24,001	97,992	63,547
Income based incentive fee	43,473	29,258	115,364	81,848
Capital gains incentive fee	—	427	(12,950)	9,955
Shareholder servicing and/or distribution fees
Class D	749	642	2,132	1,699
Class F	6,879	5,144	18,964	14,177
Class S	1,534	604	3,788	1,200
Professional fees	1,448	1,083	4,764	2,682
Board of Trustees’ fees	149	149	463	449
Administrative service expenses	578	931	3,335	2,600
Other general & administrative	3,535	2,506	9,959	7,299
Amortization of continuous offering costs	200	608	1,132	1,424
Excise tax expense	1,773	3,643	5,218	4,197
Total expenses (including excise tax expense)	$281,336	$175,270	$730,379	$472,112
Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $184.8 million for the three months ended September 30, 2025 from $106.3 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $10,932.2 million for the three months ended September 30, 2025 from $4,794.1 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) for the three months ended September 30, 2025 to 6.71% from 8.82% for the same period in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $480.2 million for the nine months ended September 30, 2025 from $281.0 million for the same period in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes, and debt securitization issuances. The average principal debt outstanding increased to $9,329.4 million for the nine months ended September 30, 2025 from $4,180.9 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) for the nine months ended September 30, 2025 to 6.88% from 8.98% for the same period in the prior year.

Management Fees
Management fees increased to $36.2 million for the three months ended September 30, 2025 from $24.0 million for the same period in the prior year primarily due to an increase in net assets. Management fees increased to $98.0 million for the nine months ended September 30, 2025 from $63.5 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee

Income based incentive fees increased to $43.5 million for the three months ended September 30, 2025 from $29.3 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $115.4 million for the nine months ended September 30, 2025 from $81.8 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
There were no capital gains based incentive fees incurred for the three months ended September 30, 2025, as compared to $0.4 million for the same period in the prior year due to the Company being in a cumulative net realized and unrealized loss position during the current period, compared to net realized and unrealized gains earned in the prior period. Capital gains based incentive fees were $(12.9) million for the nine months ended September 30, 2025, as compared to $10.0 million for the same period in the prior year due to net realized and unrealized losses incurred in the period, compared to net unrealized gains earned in the prior period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses increased to $5.9 million for the three months ended September 30, 2025, from $5.3 million for the same period in the prior year primarily driven by an increase of professional fees and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $19.7 million for the nine months ended September 30, 2025, from $14.5 million for the same period in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Prior Administration Agreement, the Administration Agreement, the Prior Investment Advisory Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended September 30, 2025, the Administrator charged $0.6 million, a decrease from $0.9 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the nine months ended September 30, 2025, the Administrator charged $3.3 million, an increase from $2.6 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Shareholder servicing and/or distributions fees increased to $9.2 million for the three months ended September 30, 2025 from $6.4 million for the same period in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $24.9 million for the nine months ended September 30, 2025 from $17.1 million for the same period in the prior year primarily due to an increase in shares outstanding.

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

For the three months ended September 30, 2025 and 2024, we incurred U.S. federal excise tax of $1.8 million and $3.6 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred U.S. federal excise tax of $5.2 million and $4.2 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$13,709	$(4,548)	$(33,597)	$(16,022)
Foreign currency forward contracts	(28,365)	(763)	(132,739)	(3,417)
Foreign currency transactions	1,669	791	1,111	9,912
Net realized gain (loss)	$(12,987)	$(4,520)	$(165,225)	$(9,527)
For the three months ended September 30, 2025, we generated net realized gains (losses) on investments of $13.7 million, primarily driven by foreign currency realized gains of $23.3 million on investments (included in realized gains on non-controlled/non-affiliated investments), which was partially offset by the restructuring of a private debt investment (realized loss on New Era Technology Inc. of $(6.3) million) and net realized losses of $(3.5) million from the sales of syndicated loans. We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR exchange rate, which was offset by unrealized gains on foreign currency as described below.

For the three months ended September 30, 2024, we generated net realized gains (losses) of $(4.5) million, driven primarily by net realized losses of $(5.5) million from the sales of syndicated loans, offset by a $0.4 million gain on sales of private debt investments and foreign currency realized gains of $0.5 million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to the sale of a EUR denominated investment.

For the nine months ended September 30, 2025, we generated net realized gains (losses) on investments of $(33.6) million, primarily driven by realized losses of $(41.4) million on the restructuring of five private debt investments (realized losses on ERC Topco Holdings, LLC of $(13.3) million, Zips Car Wash, LLC of $(9.7) million, Artemis Bidco Limited of $(7.2) million, New Era Technology Inc. of $(6.3) million and Galaxy US Opco Inc. of $(4.9) million) and net realized losses of $(19.5) million primarily from the sale of syndicated loans, which were offset by net realized gains of $0.6 million on the exit of an equity investment, and foreign currency net realized gains on investments of $26.5 million (included in realized losses on non-controlled/non-affiliated investments). We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

For the nine months ended September 30, 2024, we generated net realized gains (losses) of $(9.5) million, driven by net realized losses on non-controlled/non-affiliated investments of $(8.9) million primarily from the sales of syndicated loans and bonds and the restructuring of a private debt investment, and foreign currency realized losses of $(7.1) million on investments (included in realized losses on non-controlled/non-affiliated investments) primarily due to a repayment of an AUD denominated investment. We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. Realized losses were partially offset by $9.9 million of gains on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the AUD, EUR, GBP and CAD exchange rates.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments	$(42,637)	$72,233	$191,291	$110,952
Non-controlled/affiliated investments	(258)	31	895	405
Controlled/affiliated investments	1,903	7,763	(909)	20,685
Foreign currency forward contracts	60,336	(49,758)	(48,816)	(32,510)
Translation of assets and liabilities in foreign currencies	9,728	(22,335)	(118,051)	(10,363)
Net change in unrealized appreciation (depreciation)	$29,072	$7,934	$24,410	$89,169
For the three months ended September 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $15.3 million (excluding the impact of foreign currency) due to spread tightening in the private credit market, which was offset by foreign currency unrealized losses of $(56.3) million on investments (included in unrealized losses on investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $70.1 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
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

For the nine months ended September 30, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(82.4) million (excluding the impact of foreign currency) due to certain credit specific write-downs in the private portfolio, which were offset by foreign currency unrealized gains of $273.7 million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. The remaining $(166.9) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gain/(losses) on:
Investments	$23,328	$495	$26,529	$(7,125)
Foreign currency forward contracts	(28,365)	(763)	(132,739)	(3,417)
Translation of assets and liabilities in foreign currencies	1,669	791	1,111	9,912
Net realized gains/(losses)	$(3,368)	$523	$(105,099)	$(630)

Unrealized gain/(losses) on:
Investments	(56,281)	75,405	273,677	52,459
Foreign currency forward contracts	60,336	(49,758)	(48,816)	(32,510)
Translation of assets and liabilities in foreign currencies	9,728	(22,335)	(118,051)	(10,363)
Net unrealized gains/(losses)	$13,783	$3,312	$106,810	$9,586
Net realized and unrealized gains/(losses):	$10,415	$3,835	$1,711	$8,956
For the three and nine months ended September 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $10.4 million and $1.7 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2025, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.
For the three and nine months ended September 30, 2024, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $3.8 million and $9.0 million, respectively.

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
As of September 30, 2025 and December 31, 2024, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, we had an aggregate amount of $12,239.0 million and $7,508.7 million, respectively, of principal debt outstanding and our asset coverage ratio was 195.8% and 216.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash and cash equivalents as of September 30, 2025, taken together with our $3,489.0 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using our available borrowing capacity under our credit facilities. Additionally, we held $1,816.1 million of syndicated loans and other liquid investments as of September 30, 2025, which could provide additional liquidity if necessary.
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
As of September 30, 2025, we had $419.3 million in cash and cash equivalents. During the nine months ended September 30, 2025, cash used in operating activities was $6,766.6 million, primarily as a result of funding portfolio investments of $9,041.9 million and partially offset by proceeds from sale of investments and principal repayments of $1,637.8 million and other operating uses of $637.5 million. Cash provided by financing activities was $6,957.0 million during the period, primarily as a result of new share issuances related to $3,374.6 million of subscriptions and net borrowings (repayments) of $4,611.7 million.

Equity

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	20,669,851	$521,356
Share transfers between classes	25,263	638
Distributions reinvested	1,122,512	28,310
Share repurchases	(2,017,858)	(50,991)
Early repurchase deduction	—	13
Net increase (decrease)	19,799,768	$499,326
CLASS D
Subscriptions	2,578,928	$65,057
Share transfers between classes	433,715	10,933
Distributions reinvested	529,293	13,348
Share repurchases	(1,438,900)	(36,361)
Early repurchase deduction	—	4
Net increase (decrease)	2,103,036	$52,981
CLASS F
Subscriptions	14,068,012	$354,817
Share transfers between classes	(579,532)	(14,609)
Distributions reinvested	2,409,745	60,774
Share repurchases	(3,249,115)	(82,105)
Early repurchase deduction	—	17

Net increase (decrease)	12,649,110	$318,894
CLASS S
Subscriptions	5,417,493	$136,639
Share transfers between classes	120,554	3,038
Distributions reinvested	260,155	6,561
Share repurchases	(277,905)	(7,023)
Early repurchase deduction	—	2
Net increase (decrease)	5,520,297	$139,217
Total net increase (decrease)	40,072,211	$1,010,418
The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2025:

	Shares	Amount
CLASS I
Subscriptions	68,786,183	$1,746,721
Share transfers between classes	3,269,342	83,176
Distributions reinvested	3,180,411	80,688
Share repurchases	(12,113,319)	(307,091)
Early repurchase deduction	—	60
Net increase (decrease)	63,122,617	$1,603,554
CLASS D
Subscriptions	7,974,481	$202,182
Share transfers between classes	(2,547,455)	(64,899)
Distributions reinvested	1,553,535	39,423
Share repurchases	(3,645,010)	(92,332)
Early repurchase deduction	—	19
Net increase (decrease)	3,335,551	$84,393
CLASS F
Subscriptions	41,993,991	$1,064,623
Share transfers between classes	(739,533)	(18,684)
Distributions reinvested	6,581,420	166,942
Share repurchases	(6,385,207)	(161,427)
Early repurchase deduction	—	83
Net increase (decrease)	41,450,671	$1,051,537
CLASS S
Subscriptions	14,235,984	$361,123
Share transfers between classes	17,646	407
Distributions reinvested	664,733	16,854
Share repurchases	(503,723)	(12,729)
Early repurchase deduction	—	10
Net increase (decrease)	14,414,640	$365,665
Total net increase (decrease)	122,323,479	$3,105,149

The following table summarizes transactions in common shares of beneficial interest during the three months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	9,657,377	$246,413
Share transfers between classes	98,267	2,513
Distributions reinvested	619,207	15,805
Share repurchases	(605,984)	(15,489)
Early repurchase deduction	—	(44)
Net increase (decrease)	9,768,867	$249,198
CLASS D
Subscriptions	5,278,810	$134,820
Share transfers between classes	(72,175)	(1,846)
Distributions reinvested	456,733	11,658
Share repurchases	(117,463)	(3,002)
Early repurchase deduction	—	(20)
Net increase (decrease)	5,545,905	$141,610
CLASS F
Subscriptions	11,307,936	$288,584
Share transfers between classes	(20,000)	(512)
Distributions reinvested	1,673,756	42,721
Share repurchases	(1,043,540)	(26,673)
Early repurchase deduction	—	(83)
Net increase (decrease)	11,918,152	$304,037
CLASS S
Subscriptions	3,444,921	$87,965
Share transfers between classes	(6,092)	(155)
Distributions reinvested	110,794	2,828
Share repurchases	—	—
Early repurchase deduction	—	(5)
Net increase (decrease)	3,549,623	$90,633
Total net increase (decrease)	30,782,547	$785,478

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
CLASS I
Subscriptions	38,699,330	$981,460
Share transfers between classes	195,275	4,961
Distributions reinvested	1,679,267	42,614
Share repurchases	(2,809,501)	(71,513)
Early repurchase deduction	—	1
Net increase (decrease)	37,764,371	$957,523
CLASS D
Subscriptions	12,341,218	$313,142
Share transfers between classes	578,230	14,630
Distributions reinvested	1,297,734	32,923
Share repurchases	(533,783)	(13,561)
Early repurchase deduction	—	1
Net increase (decrease)	13,683,399	$347,135
CLASS F
Subscriptions	37,355,053	$946,493
Share transfers between classes	(824,344)	(20,867)
Distributions reinvested	5,001,056	126,842
Share repurchases	(2,975,480)	(75,876)
Early repurchase deduction	—	2
Net increase (decrease)	38,556,285	$976,594
CLASS S
Subscriptions	11,392,887	$289,012
Share transfers between classes	50,839	1,276
Distributions reinvested	206,907	5,269
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	11,650,633	$295,557
Total net increase (decrease)	101,654,688	$2,576,809

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
July 23, 2025	August 29, 2025	0.1600	0.0550	—	0.2150	33,412
August 26, 2025	September 30, 2025	0.1600	0.0550	—	0.2150	35,458
September 24, 2025	October 31, 2025	0.1600	0.0550	—	0.2150	36,845
Total		$1.4400	$0.4950	$—	$1.9350	$280,073

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
July 23, 2025	August 29, 2025	0.1546	0.0550	—	0.2096	9,703
August 26, 2025	September 30, 2025	0.1546	0.0550	—	0.2096	9,950
September 24, 2025	October 31, 2025	0.1548	0.0550	—	0.2098	10,049
Total		$1.3925	$0.4950	$—	$1.8875	$84,893

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
July 23, 2025	August 29, 2025	0.1493	0.0550	—	0.2043	43,253
August 26, 2025	September 30, 2025	0.1493	0.0550	—	0.2043	44,310
September 24, 2025	October 31, 2025	0.1496	0.0550	—	0.2046	45,185
Total		$1.3451	$0.4950	$—	$1.8401	$367,661

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
July 23, 2025	August 29, 2025	0.1418	0.0550	—	0.1968	5,157
August 26, 2025	September 30, 2025	0.1418	0.0550	—	0.1968	5,619
September 24, 2025	October 31, 2025	0.1424	0.0550	—	0.1974	6,033
Total		$1.2787	$0.4950	$—	$1.7737	$41,660
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660

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
The following tables summarize the share repurchases completed during the nine months ended September 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%
August 29, 2025	5.00%	September 30, 2025	$176,480	6,983,778	1.65%

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

Borrowings
Our outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,250,000	$757,530	$757,530	$492,470	$249,169
HLEND B Funding Facility(3)	1,500,000	833,659	833,659	666,341	380,983
HLEND C Funding Facility	850,000	510,000	510,000	340,000	25,124
HLEND D Funding Facility(3)	1,000,000	751,376	751,376	248,624	184,562
HLEND E Funding Facility(3)	1,500,000	913,705	913,705	586,295	248,733
Revolving Credit Facility(3)	2,125,000	969,772	969,772	1,155,228	1,155,228
November 2027 Notes(4)	155,000	155,000	154,962	—	—
March 2026 Notes(4)	276,000	276,000	276,284	—	—
March 2028 Notes(4)	124,000	124,000	124,801	—	—
September 2027 Notes(4)	75,000	75,000	75,817	—	—
September 2028 Notes(4)	250,000	250,000	253,990	—	—
January 2029 Notes(4)	550,000	550,000	548,525	—	—
September 2029 Notes(4)	400,000	400,000	403,928	—	—
January 2028 Notes(4)	750,000	750,000	752,408	—	—
April 2032 Notes(4)	500,000	500,000	505,723	—	—
June 2027 Notes(4)	400,000	400,000	397,265	—	—
June 2030 Notes(4)	500,000	500,000	496,700	—	—
September 2028-1 Notes(4)	600,000	600,000	590,895	—	—
November 2030 Notes(4)	500,000	500,000	491,871	—	—
2023 CLO Secured Notes(4)	323,000	323,000	321,816	—	—
2024 CLO Secured Notes(4)	400,000	400,000	380,318	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,516	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,023	—	—
Total	$15,728,000	$12,239,042	$12,201,884	$3,488,958	$2,243,799
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, we had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pound (GBP)
HLEND A Funding Facility	A$	94,413	€45,500	£—
HLEND B Funding Facility	25,519		105,352	90,346
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		67,836	—
Revolving Credit Facility	43,310		448,857	225,692

(4)As of September 30, 2025, the carrying value of our Unsecured Notes, 2023 CLO Secured Notes, 2024 CLO Secured Notes, 2025 CLO Secured Debt, and 2025-4 CLO Secured Notes are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of our Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(749)	$711
March 2026 Notes	(268)	552
March 2028 Notes	(555)	1,356
September 2027 Notes	(385)	1,202
September 2028 Notes	(1,554)	5,544
January 2029 Notes	(8,469)	6,994
September 2029 Notes	(7,348)	11,276
January 2028 Notes	(9,029)	11,437
April 2032 Notes	(12,515)	18,238
June 2027 Notes	(3,491)	756
June 2030 Notes	(7,337)	4,037
September 2028-1 Notes	(7,237)	(1,868)
November 2030 Notes	(5,059)	(3,070)
2023 CLO Secured Notes	(1,184)	—
2024 CLO Secured Notes	(19,682)	—
2025 CLO Secured Debt	(4,484)	—
2025-4 CLO Secured Notes	(4,977)	—
Total	$(94,323)	$57,165

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$800,000	$683,184	$683,184	$116,816	$94,431
HLEND B Funding Facility(3)	1,250,000	955,572	955,572	294,428	148,973
HLEND C Funding Facility	750,000	487,500	487,500	262,500	31,775
HLEND D Funding Facility(3)	1,000,000	830,343	830,343	169,657	96,737
HLEND E Funding Facility	1,000,000	642,800	642,800	357,200	81,202
Revolving Credit Facility(3)	1,525,000	1,186,264	1,186,264	338,736	338,736
November 2025 Notes(4)	170,000	170,000	169,403	—	—
November 2027 Notes(4)	155,000	155,000	153,652	—	—
March 2026 Notes(4)	276,000	276,000	274,866	—	—
March 2028 Notes(4)	124,000	124,000	121,989	—	—
September 2027 Notes(4)	75,000	75,000	74,649	—	—
September 2028 Notes(4)	250,000	250,000	248,111	—	—
January 2029 Notes(4)	550,000	550,000	530,894	—	—
September 2029 Notes(4)	400,000	400,000	390,055	—	—
2023 CLO Secured Notes(4)	323,000	323,000	320,018	—	—
2024 CLO Secured Notes(4)	400,000	400,000	376,280	—	—
Total	$9,048,000	$7,508,663	$7,445,580	$1,539,337	$791,854

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

A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of September 30, 2025, is as follows:

	September 30, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$757,530	$—	$—	$757,530	$—
HLEND B Funding Facility	833,659	—	—	833,659	—
HLEND C Funding Facility	510,000	—	—	—	510,000
HLEND D Funding Facility	751,376	—	751,376	—	—
HLEND E Funding Facility	913,705	—	—	913,705	—
Revolving Credit Facility	969,772	—	—	969,772	—
November 2027 Notes	155,000	—	155,000	—	—
March 2026 Notes	276,000	276,000	—	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	250,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
June 2027 Notes	400,000	—	400,000	—	—
June 2030 Notes	500,000	—	—	500,000	—
September 2028-1 Notes	600,000	—	600,000	—	—
November 2030 Notes	500,000	—	—	—	500,000
2023 CLO Secured Notes	323,000	—	—	—	323,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000
2025-4 CLO Secured Notes	850,000	—	—	—	850,000
Total	$12,239,042	$276,000	$3,105,376	$4,924,666	$3,933,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $3,255.8 million and $2,128.7 million, respectively.
Other Commitments and Contingencies
As of September 30, 2025 and December 31, 2024, $225.1 million and $236.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending or threatened litigation.
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
Recent Developments
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.
Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.
Investments and Fair Value Measurements
Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, and to a lesser extent, market multiples and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see “Note 2. Significant Accounting Policies—Investments” and “Note 5. Fair Value Measurements”.
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
As of September 30, 2025, 99.4% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$701,101	$(364,486)	$336,615
Up 200 basis points	$467,401	$(242,991)	$224,410
Up 100 basis points	$233,700	$(121,495)	$112,205
Down 100 basis points	$(232,919)	$121,495	$(111,424)
Down 200 basis points	$(464,316)	$242,991	$(221,325)
Down 300 basis points	$(691,552)	$364,486	$(327,066)
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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 and our quarterly report on Form 10-Q for the period ended June 30, 2025, and the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 24, 2025 (our “Prospectus”), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2025 to the risk factors set forth in Part 1. Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024 and our quarterly report on Form 10-Q for the period ended June 30, 2025.

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

The following table sets forth information regarding repurchases of our common shares during the nine months ended September 30, 2025 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Amount Repurchased (all classes)
February 3, 2025	March 4, 2025	$25.47	8,264,218	2.42%
May 1, 2025	May 30, 2025	$25.22	7,399,263	1.96%
August 1, 2025	August 29, 2025	$25.27	6,983,778	1.65%

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Seventh Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

4.1
Seventh Supplemental Indenture, dated as of September 11, 2025, relating to the 4.900% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.2
Eighth Supplemental Indenture, dated as of September 11, 2025, relating to the 5.450% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.3
Registration Rights Agreement, dated as of September 11, 2025, relating to the 4.900% Notes due 2028, by and among the Company and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Scotia Capital (USA) Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.4
Registration Rights Agreement, dated as of September 11, 2025, relating to the 5.450% Notes due 2030, by and among the Company and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

10.1
Investment Advisory Agreement, dated as of July 1, 2025, by and between the Company and HPS Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 1, 2025).

10.2
Managing Dealer Agreement, dated as of July 1, 2025, by and between the Company and HPS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 1, 2025).

10.3
Administration Agreement, dated as of July 1, 2025, by and between the Company and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on July 1, 2025).

10.4
Commitment Increase Agreement, dated as of August 6, 2025, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent and Natixis, New York Branch, as the increasing lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 7, 2025).

10.5
Placement Agreement, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and Natixis Securities Americas LLC, as Placement Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.6
Indenture, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.7
Collateral Management Agreement, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and the Company, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.8
Sale and Contribution Agreement, dated as of August 12, 2025, by and among the Company, as Seller, HLEND CLO 2025-4 Investments, LLC, as Intermediate Seller, and HLEND CLO 2025-4, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.9
Master Participation Agreement, dated as of August 12, 2025, by and between the Company, as Seller, and HLEND CLO 2025-4, LLC, as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.10
Credit Agreement, dated as of August 28, 2025, by and between the Company, as equity holder and as collateral manager, HLEND Holdings C, L.P., as borrower, U.S. Bank Trust Company, National Association, as administrative agent and U.S. collateral agent, U.S. Bank National Association, as U.S. custodian and document custodian, Blackstone Asset Based Finance Advisors LP, as Blackstone representative, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 2, 2025).

10.11
Amendment No. 4 to Credit Agreement, dated as of September 17, 2025, by and between the Company, as servicer, HLEND Holdings B, L.P., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, U.S. Bank National Association, as collateral custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 18, 2025).

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

HPS Corporate Lending Fund

November 14, 2025	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 14, 2025	/s/ Robert Busch
Robert Busch
Chief Financial Officer