Form 10-K
period 2025-12-31
HPS Corporate Lending Fund
filed 2026-03-20
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest ("Common Shares").
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of March 10, 2026 was 207,774,660, 46,080,265, 231,024,842 and 33,599,792 of Class I, Class D, Class F and Class S common shares, respectively. Common shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees (the "Board" or the "Board of Trustees");
•actual and potential conflicts of interest with HPS Advisors, LLC (the “Adviser”) or any of its affiliates;
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

Risks Related to Our Business and Structure

•We are Dependent on the Investment Team.
•An Investment in Us is Illiquid and There are Restrictions on Withdrawal.
•There Can be No Assurance We will be Able to Obtain Leverage.
•We are Subject to Risks Relating to Use of Leverage.
•We are Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.
•The Adviser May be Required to Expedite Investment Decisions.
•We are Subject to Risks Relating to Portfolio Valuation.
•We are Subject to Risks Relating to Lack of Diversification.
•We are Subject to Risks Relating to the Timing of Realization of Investments.
•We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•We are Subject to Risks Relating to Distributions.
•Our Board has the Discretion to Not Repurchase Common Shares and to Suspend the Share Repurchase Program.
•We Face Risks Associated With the Deployment of Capital.
•The Capital Markets May Experience Periods of Disruption and Instability. Such Market Conditions May Materially Affect Debt and Equity Capital Markets, Which May Have Negative Impact on Our Business and Operations.
•We are Exposed to Risks Associated With Changes in Interest Rates, Including the Current Elevated Interest Rate Environment.

Risks Relating to Our Investments

•Our Portfolio Companies May be Highly Leveraged.
•We are Subject to Risks Due to Our Reliance on Portfolio Company Management.
•We May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.
•We are Subject to Risks Relating to Defaults by Portfolio Companies.
•We are Subject to Risks Relating to Third Party Litigation.
•Economic Conditions May Have Adverse Effects on Us and Our Portfolio Companies.
•We Invest in Loans with Limited Amortization Requirements.
•We are Subject to Risks Relating to Potential Early Redemption of Some Investments.
•We are Subject to Risks of Investments in Certain Countries.
•We are Subject to Risks Associated with Management of Distressed Investments.
•We are Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

Risks Relating to Certain Regulatory and Tax Matters

•We are Subject to Risks Relating to Regulations Governing Our Operation as a BDC.
•We Must Invest a Sufficient Portion of Assets in Qualifying Assets.
•We May Incur Significant Costs as a Result of Being an Exchange Act Reporting Company.
•We are Subject to Risks Relating to General Data Protection Regulations.

Federal Income Tax Risks

•We are Subject to RIC Qualification Risks.
•We May Experience Difficulty with Paying Required Distributions.
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

PART I
Item 1. Business.

Our Company

HPS Corporate Lending Fund was formed on December 23, 2020, as a Delaware statutory trust. We seek to invest primarily in newly originated senior secured debt and other securities, including syndicated loans, of private U.S. companies within the upper middle market. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). HPS is part of BlackRock Inc. (“BlackRock”), one of the world’s leading providers of investment, advisory, and risk management solutions. We have elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Our investments in newly originated secured debt have taken and may continue to take the form of first lien senior secured and unitranche loans, notes, bonds and other corporate debt securities, bridge loans, assignments, participations, total return swaps and other derivatives. We seek to invest primarily in first lien senior secured debt and unitranche loans but may also invest in second lien and subordinated debt. We invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. A portion of our investments may also be composed of “covenant-lite loans,” although such loans are not expected to comprise a significant portion of our portfolio. We also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments.

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

We are currently offering on a continuous basis up to $15.0 billion of common shares of beneficial interest, par value $0.01 per share (“Common Shares”), pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). We expect to offer to sell any combination of four classes of Common Shares, Class I shares, Class D shares, Class F shares and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares, Class D shares and Class F shares and $25.11 for Class S shares. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Offering. Prior to April 11, 2024, Emerson Equity LLC was our managing dealer. We may also engage in private offerings of our Common Shares.

Our Investment Adviser and Administrator

Our investment activities are managed by the Adviser, an investment adviser registered with the SEC under the Advisers Act and a wholly-owned subsidiary of HPS that has access to the same resources and investment personnel to manage us that HPS utilizes for the management of other funds and accounts. HPS is a part of BlackRock, one of the world’s leading providers of investment, advisory, and risk management solutions. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

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

HPS, a part of BlackRock, is a leading global, credit-focused alternative investment manager that seeks to provide creative capital solutions and generate attractive risk-adjusted returns for its clients. HPS manages various strategies across the capital structure, including privately negotiated senior debt; privately negotiated junior capital solutions in debt, preferred equity and common equity formats; liquid credit including syndicated leveraged loans, collateralized loan obligations and high yield bonds; asset-based finance and real estate. The scale and breadth of the HPS platform offers the flexibility to invest in companies large and small, through standard or customized solutions.

HPS was established in 2007 as a unit of Highbridge Capital Management, LLC (“HCM”), a subsidiary of JPMorgan Asset Management (“JPMAM”). On March 31, 2016, the senior executives of HPS acquired HPS and its subsidiaries from JPMAM and HCM (the “Transaction”)1. Following the Transaction, JPMAM retained a passive minority investment in HPS, which was subsequently redeemed in April 2022. In June 2018, affiliates of Dyal Capital Partners made a passive minority investment in HPS. In February 2022, an affiliate of The Guardian Life Insurance Company of America made a passive minority investment in HPS, which was subsequently increased in August 2024.

On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). The HPS/BlackRock Transaction brings together BlackRock’s corporate and asset owner relationships with HPS’s diversified origination and capital flexibility. BlackRock and HPS have formed a new private financing solutions business unit, led by Scott Kapnick, Scot French, and Michael Patterson, creating an integrated franchise with approximately $381 billion in client assets, including $254 billion of private credit assets2. This combined platform, which has more than 610 investment professionals and more than 1,400 employees globally3, offers broad capabilities across senior and junior credit solutions, asset-based finance, real estate, CLOs and GP-LP solutions. As part of the HPS/BlackRock Transaction, Scott Kapnick, Scot French, and Michael Patterson have joined BlackRock’s Global Executive Committee, and Scott Kapnick has been appointed as an observer to the BlackRock board of directors. The Adviser remains responsible for our investment activities.

Market Opportunity

Private credit as an asset class has grown considerably since the global financial crisis of 2008, and it is estimated that the total market size of private credit has grown to reach $1.8 trillion as of December 31, 20254. We expect this growth to continue and, along with the factors outlined below, to provide a robust backdrop to what HPS believes will be a significant number of attractive investment opportunities aligned to our investment strategy.

•Senior Secured Loans Offer Attractive Investment Characteristics. HPS believes that senior secured loans benefit from their relative priority position, typically sitting as the most senior obligation in an issuer’s capital structure, often with a direct security interest in the issuer’s (or its subsidiaries’) assets. Senior secured loans generally offer floating rate cash interest coupons that HPS believes can be an attractive return attribute in an elevated interest rate environment. In addition to a current income component, senior secured loans typically include original issue discount, closing payments, commitment fees, Secured Overnight Financing Rate (“SOFR”) (or similar rate) floors, call protection, and/or prepayment penalties and related fees that are additive components of total return. The relative seniority and security of senior secured loans, coupled with the privately negotiated nature of direct lending, help mitigate downside risk.

1 Prior to the Transaction, HPS was a subsidiary of HCM, which is a subsidiary of JPMAM, which in turn is a subsidiary of JPMorgan Chase & Co. (together with its affiliates, “JPM”). Immediately following the closing of the Transaction, the portfolio managers and other HPS employees responsible for the investment activities of HPS separated from JPM and continued to be employees of HPS. HPS is no longer deemed affiliated with JPM.
2 Represents the US Dollar equivalent combined AUM of HPS funds (including ElmTree funds) and BlackRock funds that form Private Financing Solutions (“PFS”) as of December 31, 2025. The AUM of heritage HPS  funds is calculated as follows: (i) for private credit funds, related managed accounts and certain other closed-ended liquid credit funds: as capital commitments during such funds’ investment periods and, post such funds’ investment periods, as the cost of investment or latest available net asset value (including fund-level leverage but in all cases capped at capital commitments), (ii) for liquid credit open-ended funds and related managed accounts other than CLOs: as the latest available net asset value, (iii) for CLOs and warehouses: as the par value of collateral assets and cash in the portfolio and (iv) for business development companies: net asset value plus leverage (inclusive of drawn and undrawn amounts) as of the prior month-end. The AUM of ElmTree funds represents the gross asset value plus uncalled commitments over a fund’s life with the exception of the AUM of ElmTree Unity Debt Fund, LP, which represents total commitments of the fund. The AUM of heritage BlackRock funds represents: (i) for evergreen funds, closed-ended commingled funds and mandates in their investment period: the sum of fee-earning and any non-fee-earning client commitments and co-investments, and the effective leverage for any levered credit vehicles; (ii) for closed-ended commingled funds and mandates in runoff: the aggregate of each fund's fee-earning assets under management; (iii) for liquid and semi-liquid credit open-ended funds and related managed accounts other than CLOs: as the aggregate of each fund's net asset value; and (iv) for CLOs and warehouses: the par value of collateral assets and cash in the portfolio. In all cases, AUM is inclusive of internal BlackRock allocations.
3 Headcount as of December 31, 2025.
4 Source: Preqin, Preqin Special Report: The Future of Alternatives in 2030. Data as of December 31, 2025.

•Regulatory Actions Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and has become a viable alternative solution for middle to upper middle market borrowers seeking financing capital. Global regulatory actions that followed the 2008 financial crisis have significantly increased the cost of capital requirements for commercial banks, limiting the willingness of commercial banks to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle and upper middle market-sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which HPS believes is often less attractive to corporate borrowers seeking certainty of capital. As a result, commercial banks’ share of the leveraged loan market declined from approximately 71% in 1994 to less than 25% in 20225. Access to the syndicated leveraged loan market has also become challenging for both first time issuers and smaller scale issuers, who previously had access to the capital markets. Issuers of tranche sizes representing less than $500 million account for approximately 5% of the new issue market in 2025 as compared to over 49% in 20006. HPS believes that these regulatory actions have caused a shift in the role that commercial banks play in the direct lending market for middle to upper middle market borrowers, creating a void in the financing marketplace. This void has been filled by direct lending platforms which seek to provide borrowers an alternative “originate and retain” solution. In response, corporate borrower behavior has increasingly shifted to a more conscious assessment of the benefits that direct lending platforms of strategic financing partners can offer.

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

Since its inception in 2007, HPS has committed approximately $212 billion in privately originated transactions across more than 1,000 investments7. We benefit from the following key competitive strengths of HPS in pursuing our investment strategy:

•Breadth of HPS’s Credit Investment Platform. HPS is a global alternative investment firm with strategies that seek to capitalize on non-investment grade credit opportunities across the capital structure. As a multi-strategy credit platform, seeking opportunities across both private and liquid credit. HPS’s team of over 290 investment professionals managed approximately $177 billion as of December 31, 2025. HPS believes that its multi-strategy approach may provide a distinctive vantage point to evaluate relative value and better positions the firm to provide borrowers with a comprehensive and diverse set of potential financing solutions, which may enable us to see more investment opportunities. In addition, HPS believes that its global footprint enables us to view and potentially benefit from relative value opportunities across geographies.

•Scaled Capital with an Ability to Speak for the Full Debt Quantum. Scaled capital has been a key factor in capturing investment opportunities for prior funds managed by HPS. The scale of HPS’s direct lending platform enables it to invest in and hold loans in
5 Source: S&P LCD Quarterly Leveraged Lending Review 4Q 2022, Primary Investor Market: Banks vs. Non-Bank.
6 S&P LCD Middle Market Deal Size Category Factsheet 4Q 2025.
7 As of December 31, 2025. Based on the total face value committed to private credit investments that are part of the Strategic Investment Partners strategy, Special Situations Opportunities strategy (private special situations investments), Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies.

excess of $1 billion as the sole lender. HPS believes that there is a finite set of competitors who can provide and solely hold investments of this size and service these larger scale borrowers. HPS believes that many borrowers in this segment value the confidentiality, efficiency and execution certainty available in the private credit market. HPS also believes that being the sole or majority investor in a debt tranche can also provide the funds it or its affiliates advise with enhanced downside protection. Additionally, due to favorable competitive dynamics with fewer capital providers with the ability to deliver scaled capital solutions, HPS believes that HPS’s direct lending platform has, to date, been successful in capturing attractive risk-adjusted returns for providing solutions to larger, more diversified borrowers. Having the scale to provide a complete capital solution to larger borrowers has also been an important factor in HPS’s ability to make investments in an increasingly competitive market environment.

•Diversified Sourcing Network. HPS believes its diversified sourcing approach sets its platform apart from many of its peers. While the vast majority of peers focus their sourcing almost exclusively on financial sponsors and lending to businesses controlled by them, HPS has built an extensive relationship network across a breadth of private and public companies, management teams, banks, debt advisors, other financial intermediaries and financial sponsors. As a result, HPS has historically sourced a majority of its private credit investments from channels other than financial sponsors8. HPS believes that its ability to source from non-sponsor channels significantly reduces the level of competitive intensity and allows it to focus on structuring improved economics, stricter financial covenants and stronger loan documentation. In addition, the direct dialogue with management teams can result in a better understanding of the underlying borrowers and better positioning to actively manage investments throughout their life. HPS is also actively engaged with financial sponsors, and its exposure to sponsor transactions tends to increase in times of public market dislocation (when certainty of capital and speed of execution with a single counterparty is often sought after and highly valued). HPS believes that the ability to flex in and out of both sponsor and non-sponsor markets allows us to remain nimble and optimize our opportunity set across different market dynamics. While HPS seeks to source investments from non-sponsor channels for us, as of December 31, 2025, we have sourced only a minority of our overall private credit investments from non-sponsor channels. We may not, in the future, obtain our desired allocation to investments from the non-sponsor channel, which could adversely impact returns.

•Willingness to Navigate Complexity to Evaluate a Mispriced Opportunity. HPS believes that its willingness to embrace complexity, such as complicated business models, esoteric underlying collateral, strained capital structures, and/or timing pressures, is a key differentiating factor relative to many competitors. In these situations, risk is often mispriced by the market, which HPS believes may offer a disproportionate return opportunity as there may be fewer willing lenders with the requisite expertise to underwrite these investment opportunities and borrowers tend to be more willing to pay for secured financing. HPS seeks to use its understanding of market structures to pursue these investment opportunities, identifying structures or deal dynamics that dissuade competing capital that view the opportunities as more “complex.” HPS believes that addressing complexity through creative pricing and structure can generate potential investment opportunities that can offer attractive, uncorrelated returns taking into account the additional work that is required. Leveraging HPS’s multi-strategy approach to credit may provide us with distinctive vantage points in determining the relative value of, as well as insight into appropriately pricing, the investment opportunity in light of the risk. HPS believes that the capability to navigate complexity to identify a potentially mispriced investment opportunity is important in environments where volatility and uncertainty around economic growth is common.

•Focus on the Upper Middle Market. HPS’s direct lending platform generally targets the upper-end of the middle market. As HPS believes that the market is in its later stages of the existing credit cycle, HPS intends to position the portfolio by focusing on larger, more resilient companies that generally generate $75 million to $1 billion of EBITDA annually or $250 million to $5 billion in revenue annually. In comparison, the Pitchbook LCD definition of middle market is defined as companies with $50 million of EBITDA or less. HPS believes the upper end of the middle market has a favorable supply/demand dynamic relative to the lower end of the middle market, with substantial demand resulting from regulatory driven structural shifts in the financial landscape and limited supply as many other direct lending providers focus on small to middle market borrowers. HPS also believes that the upper middle market segment of the market can offer greater downside protection, as larger businesses typically possess the benefits of scale and a greater critical mass through diversification of customers and supplier base. As a result of these dynamics, HPS believes that it can generally negotiate commensurate or better terms with respect to borrowers in the upper middle market segment and that those borrowers can provide us with increased downside protection, with the potential for attractive risk-adjusted returns compared to the smaller-end and core-middle market.

8 As of December 31, 2025. Based on the total face value committed to private credit investments that are part of the Specialty Direct Lending strategy, Core Senior Lending strategy, and any additional private credit investments made by one or more business development companies, private credit CLOs, separately managed funds or accounts, or private credit-focused joint ventures, excluding investments that are solely part of the Strategic Investment Partners, Special Situations Opportunities (private special situations investments), High Grade Corporate-Focused, High Grade Asset-Based, Real Estate, Asset Value, or Sustainability & Energy Transition strategies. We had a lower percentage of private credit investments sourced from channels other than financial sponsors as of December 31, 2025. There is no guarantee that we will be able to source a similar or higher percentage of private credit investments from channels other than financial sponsors.

•Emphasis on Capital Preservation. Capital preservation is a core component of HPS’s investment philosophy. In addition to its focus on stable, established upper middle market companies, HPS employs a highly selective and rigorous “private equity-like” diligence and investment evaluation process focused on identification of potential risks, when evaluating its directly originated investments. HPS believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant. HPS has also built a deep bench of restructuring, workout and value enhancement professionals with an average of 30 years of workout experience as of December 31, 2025, who work on an integrated basis to actively manage each investment throughout its life.

The Board

Overall responsibility for oversight of us rests with our Board of Trustees (the “Board” and each member of the Board, a “Trustee”). We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages us on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, four of whom are Trustees who are not “interested persons” of us or the Adviser as defined in the 1940 Act (“Independent Trustees”).

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

Fundamental Analysis, Due Diligence, and Capital Preservation

The Investment Team’s approach to investment selection is anchored around seeking to conduct rigorous upfront, “private equity-like” due diligence. The Investment Team’s due diligence and risk management processes seek to utilize and benefit from the substantial resources within HPS, as well as the Investment Team’s extensive relationships with management teams, industry experts, consultants, and outside advisors. We may at times retain outside consultants, expert networks, research firms and accounting and audit services to help enhance due diligence in certain areas of focus. The Investment Team intends to work closely with involved counterparties, such as financial intermediaries, or directly with a borrower’s management team, which is expected to provide certain due diligence advantages by facilitating access to the information needed to complete each step of the Investment Team’s screening, due diligence and monitoring process. In addition, the Investment Team seeks to employ a comprehensive investment process, which may include in-depth due diligence and full credit analysis on transaction drivers, investment thesis, review of business, industry and borrower risks and mitigants, undertaking a competitive analysis, management calls/meetings, reviewing and performing financial analysis of historical results, preparing detailed models with financial forecasts, examining legal structure/terms/collateral, performing relative value analysis, employing external consultants and/or other considerations that the Investment Team deems appropriate. This investment process typically includes:

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

Investment Committee

Our investment activities are under the direction of the Investment Committee and the Board. The Investment Committee is currently comprised of Michael Patterson, Scott Kapnick, Scot French, Purnima Puri, Faith Rosenfeld, Colbert Cannon, Michael Fenstermacher, Jeffrey Fitts, Vikas Keswani, and Grishma Parekh. Our day-to-day activities are overseen by our Investment Team, each member of which is an officer or employee of HPS or its affiliate. The Investment Team includes individuals with substantial experience in both secured loan and public credit investing and risk management. HPS may change the composition of the Investment Committee and the Investment Team at any time, and HPS may add additional senior Investment Team members to the Investment Committee over time. The culmination of the private investment process is typically a comprehensive Investment Committee recommendation package that details the merits, risks and research conducted to reach the investment conclusion. This package is then presented, reviewed and deliberated by the Investment Team and the Investment Committee members during the Investment Committee Meeting, subject to any information barriers. The Investment Committee Meeting is the forum in which Investment Committee members can raise key questions, counter opinions, and deliberate on the investment opportunity.

Investments

As of December 31, 2025, the fair value of our investments was approximately $25,337.4 million in 380 portfolio companies.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$24,169,132	$24,395,495	96.29%
Second lien debt	26,807	27,881	0.11
Other secured debt	223,932	226,763	0.89
Unsecured debt	60,746	60,145	0.24
Structured finance investments	88,264	88,664	0.35
Investments in joint ventures	402,400	416,244	1.64
Equity investments	138,127	122,228	0.48
Total	$25,109,408	$25,337,420	100.00%

The industry composition of our investments at fair value is as follows:

December 31, 2025
Aerospace & Defense	5.13%
Air Freight & Logistics	0.34
Asset Based Lending and Fund Finance	0.49
Automobile Components	1.14
Beverages	0.39
Broadline Retail	0.10
Building Products	1.06
Capital Markets	1.35
Chemicals	0.66
Commercial Services & Supplies	4.86
Communications Equipment	0.22
Construction & Engineering	0.47
Consumer Finance	0.10
Consumer Staples Distribution & Retail	2.06
Containers & Packaging	0.79
Distributors	0.06
Diversified Consumer Services	3.03
Diversified Telecommunication Services	0.07

December 31, 2025
Electric Utilities	0.30
Electrical Equipment	0.50
Electronic Equipment, Instruments & Components	1.06
Energy Equipment & Services	0.29
Entertainment	2.31
Financial Services	5.53
Food Products	0.70
Gas Utilities	0.16
Health Care Equipment & Supplies	3.92
Health Care Providers & Services	12.50
Health Care Technology	0.44
Hotels, Restaurants & Leisure	3.24
Household Durables	0.27
Independent Power and Renewable Electricity Producers	1.13
Insurance	2.67
Interactive Media & Services	0.59
Investments in Joint Ventures	1.64
IT Services	1.93
Life Sciences Tools & Services	3.52
Machinery	1.21
Media	1.60
Metals & Mining	0.84
Multi-Utilities	0.02
Oil, Gas & Consumable Fuels	0.01
Personal Care Products	0.74
Pharmaceuticals	2.46
Professional Services	4.07
Real Estate Management & Development	0.41
Semiconductors & Semiconductor Equipment	0.05
Software	18.83
Specialty Retail	1.50
Structured Finance	0.35
Textiles, Apparel & Luxury Goods	0.22
Trading Companies & Distributors	1.12
Transportation Infrastructure	0.34
Wireless Telecommunication Services	1.21
Total	100.00%

The geographic composition of our investments is as follows:

December 31, 2025
United States	82.10%
United Kingdom	7.11
Sweden	2.28
Australia	1.59
France	1.21
Spain	1.13
Germany	1.06
Canada	0.70
Austria	0.67
Belgium	0.65
Lithuania	0.54
Czech Republic	0.25
Taiwan	0.20
Israel	0.18
Italy	0.17
Singapore	0.14
Ireland	0.01
Netherlands	0.01
Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2025, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2025, we had outstanding commitments to fund delayed draw term loans and revolvers totaling $3,421.9 million.

Allocation of Investment Opportunities

General

Our Adviser, HPS and/or certain of their affiliates provide investment management services to registered investment companies, investment funds, client accounts and proprietary accounts that the Adviser, HPS and/or such affiliates may establish.

Our Adviser shares any investment and sale opportunities with its, HPS’s and such affiliates’ other clients and us in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this annual report, certain other clients of the Adviser or certain clients of HPS and/or their affiliates may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit our ability to make investments or enter into transactions alongside other clients.

Co-Investment Relief

Affiliates of the Adviser and us have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts. Even though we and any such affiliated account co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating funds and/or accounts. To mitigate these conflicts, the Adviser and its affiliates managing other funds and accounts participating in transactions under the order will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. If the Adviser determines that an investment is not appropriate for us, the investment will not be allocated to us. On a quarterly basis, the Adviser will provide the Board with reports or other information requested by the Board related to our participation in co-investment transactions and a summary of related matters, if any, deemed significant that may have arisen during the relevant period.

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

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce our risk of being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust (as amended or restated from time to time, the “Declaration of Trust”) or otherwise to effect a liquidity event at any time.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement, as applicable. Each of our executive officers described in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the originating and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs); provided, that such expenses shall exclude (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the Omnibus Guidelines) of the Administrator.

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

We have created, and may in the future also create, leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Risk Factors—We are Subject to Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. Affiliates of the Adviser and us have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

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

In connection with the closing of the HPS/BlackRock Transaction effective July 1, 2025, our second amended and restated investment advisory agreement was automatically terminated (the “Prior Investment Advisory Agreement”). Prior thereto, the Board approved a new investment advisory agreement between us and the Adviser (i.e., the Investment Advisory Agreement), subject to shareholder approval. At a special meeting of shareholders on April 16, 2025, shareholders approved the Investment Advisory Agreement between us and the Adviser, which became effective upon the closing of the HPS/BlackRock Transaction. A “Fee Provision” was added in the Investment Advisory Agreement, in order to prevent early payment of advisory fees under the termination provisions of the Prior Investment Advisory Agreement. Under the Fee Provision, the Investment Advisory Agreement (i) provides for payment of all management and incentive fees for the respective monthly, quarterly, and annual periods for the full applicable period, including portions of that period that may have occurred before the effective date of the Investment Advisory Agreement; and (ii) in consideration for these payments, require the Adviser to waive all fees it may have been due for the same periods under the Prior Investment Advisory Agreement. Effectively, this will result in shareholders paying fees at the same time and in the same amount as if the Prior Investment Advisory Agreement was not terminated by the closing of the HPS/BlackRock Transaction..

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

Administration Agreement

On January 20, 2022, we entered into an administration agreement, subsequently amended and restated on November 27, 2024 (as in effect prior to its termination as of July 1, 2025, the “Prior Administration Agreement”) with the Administrator. In connection with the closing of the HPS/BlackRock Transaction on July 1, 2025, we entered into a new Administration Agreement, dated as of July 1, 2025, between us and the Administrator (i.e., Administration Agreement) with the material terms unchanged from the Prior Administration Agreement. Under the terms of the Administration Agreement, the Administrator provides or oversees the performance of administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement includes our allocable portion of compensation (including salaries, bonuses and benefits) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of HPS or any of its affiliates, subject to the limitations described in Advisory and

Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement.

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

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for an initial period of two years and the Administration Agreement will remain in effect for an initial one-year period, and thereafter each will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Each of the Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that each of the Adviser and the Administrator shall not be protected against any liability to us or our shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith, misconduct, negligence or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations or, solely with respect to the Adviser, by reason of the Adviser’s violation of the fiduciary duty owed by the Adviser to us and our shareholders (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, the Adviser, the Administrator and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. Each of the Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser and/or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser and/or the Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on behalf of or performing services for us; (3) we have determined, in good faith, such liability or loss was not the result of (A) negligence or misconduct, in the case that the Indemnified Party is the Adviser, the Administrator or an affiliate thereof, or (B) gross negligence or willful misconduct, in the case that the Indemnified Party is our trustee who is also not an officer to us, an officer of the Adviser or the Administrator, or an affiliate of the Adviser or the Administrator; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

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

The Adviser may elect to pay certain additional expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or our shareholder servicing and/or distribution fees. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable event since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Valuation Committee, along with analyses to support its valuation methodology and calculations.

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

As a RIC, we generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that we distribute in each taxable year to our shareholders, provided that we distribute at least 90% of the sum of our investment company taxable income (determined without regard to the deduction for dividends paid) and our net tax-exempt income (if any) for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net capital gains, if any.

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

While we generally intend to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. If we failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income, even if such income were distributed to our shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
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

A.    Risks Relating to Our Business and Structure

We Have Limited Operating History.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by HPS or its affiliates will be achieved for us. Past performance should not be relied upon as an indication of future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in us.

Prior to the commencement of our operations, the Adviser and the members of the Investment Team had no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We May Not be Able to Meet our Investment Objective.

The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for us. There is also no guarantee that the Adviser will be able to source attractive investments for us within a reasonable period of time. There can be no assurance that we will be able to generate returns for our investors or that returns will be commensurate with the risks of our investments. We may not be able to achieve our investment objective and investors may lose some or all of their invested capital. Our failure to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by us and impair our ability to achieve our investment objective.

We are Dependent on the Investment Team.

Our success depends in substantial part on the skill and expertise of the Investment Team. Although the Adviser believes our success is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Adviser and/or HPS throughout our life or will continue to be available to manage us. The unavailability of members of the Investment Team to manage our investment program could have a material adverse effect on us.

An Investment in Us is Illiquid and There are Restrictions on Withdrawal.

An investment in us is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase our Common Shares at a price that is estimated to be equal to our net asset value per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in the Offering.

To the extent a meaningful portion of our Common Shares are held by or through a relatively small number of shareholders, including affiliates of us, institutional investors, feeder funds or other shareholders, including shareholders who collectively, and directly or indirectly, hold a meaningful portion of our Common Shares on the basis of allocations based on model portfolios, we are subject to the risk that these shareholders may seek to sell their Common Shares pursuant to our share repurchase program in large amounts rapidly or unexpectedly and/or that such shareholders may act in a coordinated or systemic manner and/or on a sustained basis, which may result in the total amount of shares tendered in a given quarter or across multiple quarters exceeding, at times significantly, our quarterly repurchase offer amount. Shareholders have and may continue to seek, and certain financial intermediaries have and may continue to recommend to their clients that they seek, to repurchase some or all of our Common Shares that they hold. Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.

Shareholders Have No Right to Control Our Operations.

We are managed exclusively by the Adviser. Shareholders will not make decisions with respect to the management, disposition or other realization of any investment, our day-to-day operations, or any other decisions regarding our business and affairs, except for limited circumstances. Specifically, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by us or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Shareholders should expect to rely solely on the ability of the Adviser with respect to our operations.

Our Assets are Subject to Recourse.

Our assets, including any investments made by and any capital held by us are available to satisfy all of our liabilities and other obligations, as applicable. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

We Borrow Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

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

As of December 31, 2025, we had approximately $5,507.7 million of outstanding borrowings under our Credit Facilities (as defined below), $4,804.0 million in aggregate principal amount outstanding of unsecured notes comprised of $155 million in aggregate principal amount of our Series A Senior Notes, Tranche B (the “November 2027 Notes”), $124 million in aggregate principal amount of our Series A Senior Notes, Tranche B (the “March 2028 Notes”), $75 million in aggregate principal amount of our Series 2023-B Senior Notes, Tranche A (the “September 2027 Notes”), $250 million in aggregate principal amount of our Series 2023-B Senior Notes, Tranche B (the “September 2028 Notes”), $550 million in aggregate principal amount of our 6.75% notes due in 2029 (the “January 2029 Notes”), $400 million in aggregate principal amount of our 6.25% notes due in 2029 (the “September 2029 Notes”), $750 million aggregate principal amount of 5.45% notes due in 2028 (the “January 2028 Notes”), $500 million aggregate principal amount of 5.95% notes due in 2032 (the “April 2032 Notes”), $400 million aggregate principal amount of 5.30% notes due in 2027 (the “June 2027 Notes”), $500 million aggregate principal amount of 5.85% notes due in 2030 (the “June 2030 Notes”), $600 million aggregate principal amount of 4.90% notes due in 2028 (the “September 2028-1 Notes”), and $500 million aggregate principal amount of 5.45% notes due in 2030 (the “November 2030 Notes”, together with the November 2027 Notes, the March 2028 Notes, the September 2027 Notes, the September 2028 Notes, the January 2029 Notes, the September 2029 Notes, the January 2028 Notes, the April 2032 Notes, the June 2027 Notes, the June 2030 Notes, and the September 2028-1 Notes, the “Unsecured Notes”), $578 million in aggregate principal amount outstanding of the 2023 CLO Refinancing Secured Notes (as defined below), $400 million in aggregate principal amount of the 2024 CLO Secured Notes (as defined below), $850 million in aggregate principal amount of the 2025 CLO Secured Debt (as defined below) and $850 million in aggregate principal amount of the 2025-4 CLO Secured Notes (as defined below). We use interest rate swaps to mitigate interest rate risk associated with our Unsecured Notes. Under the interest rate swap agreements, we receive a fixed interest rate and pay a floating interest rate. The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2025 was 5.96% (including deferred financing costs, deferred issuance costs, original issue discounts and unused fees). We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition,

Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

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

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.96% (including deferred financing costs, deferred issuance costs, original issue discounts and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $12,989.7 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders(2)	(27.37)%	(16.80)%	(6.22)%	4.35%	14.93%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.96% by the approximately $12,989.7 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $12,989.7 million as of December 31, 2025 and the effective weighted average annual interest rate of 5.96% as of that date (including deferred financing costs, deferred issuance costs, original issue discounts and unused fees), our investment portfolio would have been required to experience an annual return of at least 3.05% to cover annual interest payments on the outstanding debt.

There Can be No Assurance We Will be Able to Obtain Leverage.

We have sought and will continue to seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of our investment program. However, there can be no assurance that we will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by us at any time or in connection with any particular investment. If indebtedness is available to us, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to us and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, and the ability to borrow in currencies other than the U.S. dollar. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by us to fluctuate over our life. Furthermore, we may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by us to leverage our investments may be collateralized by our other assets.

We have incurred and expect in the future that we will continue to incur indebtedness collateralized by our assets. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If we are unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize our investments earlier than originally expected.

We are Subject to Risks Relating to the Availability of Asset-Based Leverage.

We have utilized and expect to continue to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that we will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to us and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by us to fluctuate over our life. For example, if leverage is obtained later in our life, we may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If we are unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, we may determine not to make the investment or may invest a different proportion of our available capital in such investment. This may affect our ability to make investments, could adversely affect our returns and may impair our ability to achieve our investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact our ability to participate in certain investments or the amount of our participation in certain investments.

We are Subject to Risks Relating to Use of Leverage.

We have sought and will continue to seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of our investment program, which leverage has been and is expected to be secured by our assets. The greater our total leverage relative to our assets, the greater the risk of loss and possibility of gain due to changes in the values of our investments. The extent to which we use leverage may have other significant consequences to shareholders, including, the following: (i) greater fluctuations in our net assets; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that our cash proceeds are required to meet principal payments, our shareholders may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances we may be required to harvest investments prematurely or in unfavorable market conditions to service our debt obligations, and in such circumstances the recovery we receive from such harvests may be significantly diminished as compared to our expected return on such investments; (v) limitation on our flexibility to make distributions to shareholders or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, our returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to us may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that we will have sufficient cash flow or be able to liquidate sufficient assets to meet our debt service obligations. As a result, our exposure to losses, including a potential loss of principal, as a result of which shareholders could potentially lose all or a portion of their investments in us, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that we enter into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for us.

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

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, borrowings by us may be secured by our shareholders’ investments as well as by our assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

We are Subject to Risks Relating to Seller Financing.

We may utilize seller financing (i.e., make investments that are financed, in whole or in part, by us borrowing from the sellers of said investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While our use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy or in the condition of the particular issuer.

We are Subject to Risks Relating to Obtaining a Rating from One or More Credit Rating Agencies.

We have applied and may continue to apply to one or more credit rating agencies to rate us and/or our assets in order to provide us access to different sources of indebtedness or capital as well as to help meet our risk/return objectives, our overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating or ratings, the credit rating agency or credit rating agencies may review and analyze our counterparties, the Adviser, Administrator, our investments and expected investments, our legal structure, our historical and current shareholders and our performance data. There can be no assurance that we will apply for any additional rating or ratings, that a credit rating agency will provide a rating or that such a rating will be beneficial to us. In addition, when making investment decisions for us (including establishing our investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency or credit rating agencies’ rating or ratings of us and tailor our investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on us, including our assets and our ability to acquire indebtedness.

The Adviser May be Required to Expedite Investment Decisions.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to our right of recourse against them in the event errors or omissions do occur.

We are Subject to Risks Relating to Insurance.

HPS and/or the Adviser have purchased and are maintaining an omnibus insurance policy which include coverage in respect of us and one or more other clients of the Adviser and its affiliates, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and such indemnified persons for events unrelated to us). The pro rata portion of the premiums for such shared insurance policies generally will be borne by us, and such shared insurance policies are expected to have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, we may not receive as much in insurance proceeds as we would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and we experience an insurable loss after such event, our receipts from such insurance policy may also be diminished. Insurance policies covering us may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, we may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for us and which ultimately may not result in a financial award.

While HPS and the Adviser expect to allocate insurance expenses in a manner they determine to be fair and equitable, taking into account any factors they deem relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require HPS and the Adviser to take into consideration facts and circumstances that are subjective in nature. It is unlikely that HPS or the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including us.

We are Subject to Risks Relating to Indemnification.

We are required to indemnify the Adviser, the members of our Board and each other person indemnified under our Declaration of Trust and our Bylaws (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with our Declaration of Trust, our Bylaws, the Investment Advisory Agreement and our activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, our Declaration of Trust provides that we shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of us, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Investment Advisory Agreement provides that the Adviser shall not be protected against any liability to us or our shareholders by reason of willful misfeasance, bad faith, misconduct, negligence or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations, or by reason of the Adviser’s violation of the fiduciary duty owed by the Adviser to us and our shareholders. We also indemnify certain service providers, including the Administrator and our auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. Our indemnification obligation would be payable from our assets. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, we may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

We are Subject to Risks Relating to Certain Proceedings and Investigations.

The Adviser and its affiliates and/or we may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect our value, including by virtue of reputational damage to the Adviser and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser, its affiliates and/or us. In addition, such actions and proceedings may involve claims of strict liability or similar risks against us in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by us.

We are Not Registered as an Investment Company Under the 1940 Act.

While we are not registered as an investment company under the 1940 Act, we are subject to regulation as a BDC under the 1940 Act and are required to adhere to the provisions of the 1940 Act applicable to BDCs. Our Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of our disclosures. Any representation to the contrary is a criminal offense.

We are Subject to Risks Relating to Portfolio Valuation.

The Adviser, subject at all times to the oversight of the Board, determines the valuation of our investments. It is expected that the Adviser will have a limited ability to obtain accurate market quotations for purposes of valuing most of our investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of our debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by us from time to time and other factors, the liquidation values of our investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the shareholders.

Valuation of the types of assets in which we invest are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, we may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Adviser relies on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. An inaccurate valuation of one or more investments could have a substantial impact on us.

We are Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

We are reliant on the performance of third-party service providers, including the Adviser, the Administrator, auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and our other publicly available reports. We may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to us. Each shareholder’s contractual relationship in respect of its investment in our Common Shares is with us only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Adviser and/or Administrator to enforce our rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce our rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in our day-to-day operations and decisions regarding the selection of Service Providers. Rather, the Adviser and/or Administrator will select our Service Providers and determine the retention and compensation of such providers without the review by or consent of our shareholders. Our shareholders must therefore rely on the ability of the Adviser and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Adviser and Administrator will have an incentive to contract certain services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as our expenses and will reduce the Adviser’s and/or Administrator’s internal overhead and compensation and benefits costs for employees who might otherwise perform such services. Moreover, the involvement of service providers may present a number of risks due to, among other factors, the Adviser’s and/or Administrator’s reduced control over the functions that are contracted. There can be no assurances that the Adviser and/or Administrator, through conducting oversight of the service providers, will be able to identify, prevent or mitigate the risks of engaging service providers. We may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, toward and limited recourse against them as discussed above.

In certain circumstances, service providers may sub-delegate particular duties to additional third-party service providers, and there is no guarantee that the Adviser and/or Administrator will have consent rights to such sub-delegation in all cases. Such sub-delegation of services by service providers exacerbates the risks described above as none of us, the Adviser or the Administrator would be in contractual privity with sub-delegates. Further, our investors, the Adviser, the Administrator and we will have to rely on the service providers for appropriate selection and oversight of such sub-delegates.

Contracting certain services may not occur uniformly for us and other clients of the Adviser and/or its affiliates, and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party service providers that are not incurred by (or allocated to) certain other clients of the Adviser and/or its affiliates for similar services.

We are Subject to Risks Relating to Lack of Diversification.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements applicable to us as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.

We do not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, we may be more concentrated in an investment than originally anticipated. As a result, our investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to us and the aggregate returns realized by our shareholders. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2025, our investments in software represented 18.8% of our portfolio at fair value. Our investments in software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, our investments in health care providers & services represented 12.5% of our portfolio at fair value. The U.S. healthcare industry is heavily regulated and our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.

We are Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by us. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of us or competitive with us. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of HPS or its affiliates in a manner that conflicts with the interests of us. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to HPS or its affiliates for any profits or income earned or derived from their activities or businesses or inform HPS or its affiliates of any business opportunity that may be appropriate for us.

We are Subject to Risks Relating to the Timing of Realization of Investments.

The Adviser, in its discretion, may seek to realize our investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by the Adviser, HPS or their affiliates (collectively “Other HPS Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by our Board, will be determined by the Adviser and verified by one or more third-party valuation agents. The Adviser may seek such realizations in order to support our target risk/return profile with respect to our unrealized investments, taking into account such factors as our expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

We May be Required to Disclose Information Regarding Shareholders.

We, the Adviser or our or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about us and our shareholders, including investments held directly or indirectly by us and the names and level of beneficial ownership of certain of the shareholders, to regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which we directly or indirectly invest. Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, we, the Adviser or any of our or their affiliates, Service Providers or agents, may be prohibited from disclosing to any shareholder that any such disclosure has been made.

We are Subject to Operational Risks.

We are subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, us. Shareholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and we may bear losses resulting from such errors.

We are Subject to Risks Relating to Exposure to Material Non-Public Information.

HPS conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course. As a result, from time to time, HPS (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which HPS reviews or participates in, oftentimes unrelated to its affiliate’s management of us. In such circumstances, we may be prohibited, by law, contract or by virtue of HPS’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

We are Subject to Risks Relating to Technology Systems.

We depend on the Adviser and HPS to develop and implement appropriate systems for our activities. We may rely on computer programs to evaluate certain securities and other investments, to monitor our portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of our activities. In addition, certain of our and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser and HPS may not always be in a position to verify the risks or reliability of such third-party systems, including the use of artificial intelligence capabilities. For example, we and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect our ability to monitor our investment portfolio and its risks. Any such defect or failure could cause us to suffer financial loss, disruption of our business, liability to clients or third parties, regulatory intervention or reputational damage.

We are Subject to Risks Relating to Cybersecurity.

We, the Adviser and their and our Service Providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a shareholder by interfering with the processing of investor transactions, affecting our ability to calculate net asset value or impeding or sabotaging the investment process. We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose us and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by us in connection with any such liability, inquiry or action). In addition, any such breach could cause substantial withdrawals from us. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under the current conditions.

While the Adviser and HPS have implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or the Adviser or certain of their affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Further, the potential utilization of artificial intelligence, machine learning technology, data analytics or similar technology (collectively, “AI Tools”) as described further below, may expose investors to enhanced cybersecurity and data privacy risks, including risks that cannot yet be predicted given the rapid development of such technologies and uncertain legal and regulatory climate. Similar types of cybersecurity risks also are present for portfolio companies in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investments in such portfolio companies to lose value.

We are Subject to Risks Associated with Use of Artificial Intelligence and Machine Learning Technology.

From time to time, the Adviser and/or its affiliates, we, our Board, and our and their service providers may utilize AI Tools in connection with their business activities, including management and review of us and our investment portfolio. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our portfolio or assist us or our investments in being more efficient or profitable. For example, certain AI Tools may utilize historical market or sector data in their analytics. To the extent that such historical data are not indicative of the current or future conditions in the applicable market or sector, or the AI Tools fail to filter biases in the underlying data or collection methods, the usage of AI Tools may lead the Adviser and/or its affiliates, and their service providers, to make determinations on behalf of us, including potential investment decisions, that have an adverse effect on our investments. Similarly, AI Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Tools. While AI Tools may improve the efficiency of data analytics and reduce investment costs, there is no assurance that returns from investments utilizing AI Tools will be higher than they would be if investment decisions were made solely using human analytics or that the expenses related to AI Tools directly or indirectly borne by us will outweigh such reduced investment costs or outweigh such risks. AI Tools may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact the markets in which we invest, and in turn, our investments. In addition, we, the Adviser, its affiliates and the Board (as applicable) will not be in a position to control the manner in which service providers utilize AI Tools. The foregoing risks with respect to AI Tools may similarly apply with respect to our portfolio companies. We, the Adviser, its affiliates and the Board (as applicable) will not be in a position to control the manner in which the portfolio companies or their third-party service providers utilize AI Tools. Further, AI Tools and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. AI Tools will likely also be competitive with certain business activities or increase the obsolescence of certain organizations' products or services, particularly as AI Tools improve. This could also have an adverse impact on us and our portfolio companies, as well as HPS, the Adviser and their affiliates.

In addition, the use of AI Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying AI Tools and their use cases are rapidly developing, and remain subject to existing laws, including privacy, consumer protection and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI Tools. Moreover, AI Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of AI Tools may adversely affect the ability of the Adviser, its affiliates, and their respective service providers to use AI Tools to manage us and our investments.

We are Subject to Risks Associated with Technological Innovation.

As technological innovation continues to advance rapidly, it could adversely impact one or more of our investments. Moreover, given the pace of innovation in recent years, the impact of such innovation on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, in making investment decisions, we could factor in views about the direction or degree of innovation that prove inaccurate and lead to losses.

We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

HPS has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which we participate and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from ours. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser may not be given an opportunity (or given only a limited opportunity) to perform due diligence and participate in negotiation of transactional terms. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to us or our shareholders.

We may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, we will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of us. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, we or a portfolio company in which we invest may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by the shareholders. In certain cases, the Adviser or its affiliates may have an ownership interest in one or more sourcing partners, in order to incentivize such sourcing partners to direct the deal flow to the Adviser and/or its affiliates or otherwise, and therefore may indirectly benefit from the compensation received from us by such sourcing partners. Our share of such fees will not offset or otherwise reduce the management fees payable by our investors. In all circumstances, fees received by the Adviser will be consistent with applicable laws. The existence of any such fees may result in us paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in us. Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner may be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law, and tax and regulatory risks related to the joint venture’s structure, which may adversely affect our pre-tax returns. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

Investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to us or our investors.

We are Subject to Risks Relating to Electronic Delivery of Certain Documents.

Our shareholders will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as our Declaration of Trust, our Bylaws and our Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to our shareholders by us, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “—Technology Systems” and “Cybersecurity” above.

We are Subject to Risks Relating to Handling of Mail.

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us to be processed. Neither we, the Adviser nor any of our or their trustees, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

We are Subject to General Credit Risks.

We may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which we have invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of our investments. In the event of foreclosure, we or an affiliate of ours may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to us. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to us. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of our rights.

The Prices of Our Investments Can be Volatile.

The prices of our investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect our returns.

We are Subject to Risks Relating to Syndication and/or Transfer of Investments.

We, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). We may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. We may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof. In such instances, we will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, we will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in us owning a greater interest therein than anticipated.

We May Need to Raise Additional Capital.

We may need additional capital to fund new investments and grow our portfolio of investments once we have fully invested the net proceeds of the Offering. Unfavorable economic conditions could increase our funding costs or limit our access to the capital. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

We are Subject to Counterparty Risks.

To the extent that contracts for investment will be entered into between us and a market counterparty as principal (and not as agent), we are exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to us. We may have a limited number of potential counterparties for certain of our investments, which may significantly impair our ability to reduce our exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate our ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which we will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts. Although we intend to pursue available remedies under any such contracts, there can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result.

We are Dependent on Key Personnel.

We depend on the continued services of our Investment Team and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on our operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Investors May be Required to Return Distributions to Satisfy Our Unpaid Debts.

Under Delaware law, our Shareholders could, under certain circumstances, be required to return distributions made by us to satisfy our unpaid debts that were in existence at the time the distributions were made.

Our Board May Make Certain Changes in Our Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior investor approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our shares. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our Board May Make Certain Changes to Our Declaration of Trust Without Prior Investor Approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify our Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

We are Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

We are generally prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval, in certain cases, of our Independent Trustees and, in certain other cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between us and other funds and accounts managed by HPS or its affiliates. Most importantly, we generally are prohibited from co-investing with Other HPS Investors or affiliates of the Adviser in loans and financings originated by HPS and/or its affiliates except for pursuant to the co-investment exemptive relief granted by the SEC which delineates the requirements the Adviser must comply with for us to invest with Other HPS Investors.

Any such co-investments are subject to certain conditions, including that the Adviser and its affiliates managing other funds and accounts participating in co-investment transactions will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not us, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that: (i) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in our investment portfolio and the investment portfolios of Other HPS Investors, including, in some cases, proprietary accounts of HPS or its affiliates. Because investments are allocated across multiple Other HPS Investors, we will at times receive a lower allocation to an investment than desired; likewise, we may also be limited in the degree to which we are able to participate in selling opportunities that we may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other HPS Investors.

If the Adviser identifies a co-investment opportunity and we are unable to rely on the co-investment relief or other no-action positions of the SEC staff for that particular co-investment opportunity, the Adviser will be required to determine which of its and its affiliates’ accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Adviser will adhere to firm-wide investment allocation policies in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other accounts.

We are Subject to Risks Relating to Distributions.

We intend to pay monthly distributions to shareholders out of assets legally available for distribution. We cannot guarantee that it will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. We cannot guarantee that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain debt financing agreements, our ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as our Board may deem relevant from time to time. The distributions we pay to investors in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of a RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains. To the extent that our distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in our Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in our Common Shares, thereby increasing our shareholder’s potential taxable gain or reducing the potential taxable loss on the sale of our Common Shares.

Our Board Has the Discretion to Not Repurchase Common Shares and to Suspend the Share Repurchase Program.

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

We Face Risks Associated With the Deployment of Capital.

In light of the nature of our Offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Common Shares in the Offering or any private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. Significant and rapid inflows of capital from large investors (including institutional accounts, feeder funds and model portfolio programs) could exacerbate such capital deployment and other risks. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and conflicts in Iran and other parts of the Middle East, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

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

Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. If interest rates rise, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. We may take on fixed rate liabilities, such as the Unsecured Notes, which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting our future distributions to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of our liabilities with our investment portfolio. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

We are Subject to Risks Relating to Volatility in the Banking Sector.

If the banking institutions used by us fail or are impacted by such volatility, such events could have a material adverse effect on us and our Shareholders (including loss of capital held at such banking institutions and/or an inability to meet our obligations to other counterparties). A large percentage of our assets may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which we maintain deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by us. Generally, we would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore we may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

If a banking institution that provides all or a part of a credit facility, other borrowings and/or other services to us fails, we could be unable to draw funds under such credit facilities and may not be able to obtain replacement credit facilities or other services from other lending institutions with similar terms. If our credit facilities and accounts are provided by the same banking institution, and such banking institution fails, we could face significant difficulties in funding any near-term obligations we have in respect of our investments or otherwise. Even if the banking institutions used by us remain solvent, continued volatility in the banking sector could cause or intensify an economic recession and make it more difficult for us to obtain or refinance our credit facilities and other indebtedness at all or on as favorable terms as could otherwise have been obtained.

Similarly, the banking institutions that the portfolio companies in which we may invest have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, us and our Shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to our investments. Generally, neither the Adviser nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which we invest. Instead, the Adviser and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

B.     Risks Relating to Our Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

We are Subject to General Risks.

A fundamental risk associated with our investment strategy is that the companies in whose debt we invest will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

Our Portfolio Companies May be Highly Leveraged.

Our portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of our investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of our investment in such portfolio company could be significantly reduced or even eliminated. Where we receive payment in kind or “PIK” interest with respect to an investment, over time such investment’s principal balance will increase, making such investment more highly leveraged.

We are Subject to Risks Relating to Issuer/Borrower Fraud.

Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of us or our affiliates to perfect or effectuate a lien on the collateral securing the loan. We or our affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

We are Subject to Risks Due to Our Reliance on Portfolio Company Management.

The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management and/or sponsor team. However, we generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is our intent to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, we are subject to the risk that a borrower in which we invest may make business decisions with which we disagree and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including us. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit our funds to other entities that will be given a mandate to make certain investments consistent with our investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

We are Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which we invest could cause major environmental damage, which may result in significant financial distress to our investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. We (and our shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of our investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where we are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities. See also “—We are Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

The Value of Certain Portfolio Investments May Not be Readily Determinable.

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.

We May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•increase or maintain in whole or in part our voting percentage;

•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of our RIC status.

We May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we will be subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are Subject to Risks Relating to Defaults by Portfolio Companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

We are Subject to Risks Relating to Third Party Litigation.

Our investment activities subject us to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where we exercise control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us (to the extent not borne by the portfolio companies) and would reduce net assets. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of Our Portfolio Companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are Subject to Risks Related to Reliance on Projections.

We may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on Us and the Portfolio Companies.

We and the portfolio companies in which we invest may be adversely affected by deterioration in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be accurately forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by us. Such declines could lead to weakened investment opportunities for us, could prevent us from successfully meeting our investment objective or could require us to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, our investment opportunities may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for us. Periods of prolonged market stability may also adversely affect the investment opportunities available to us.

We are Subject to Risks Relating to Reduced Investment Opportunities.

The Adviser believes that volatility and instability in the credit markets can create significant investment opportunities for us. When the credit markets stabilize, in particular, in our target upper middle market sector, there may be reduced investment opportunities for us and/or we may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to us.

We are Subject to Risks Relating to Investments in Undervalued Assets.

We may invest in undervalued loans and other assets as part of our investment strategy. The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

We may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, we may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time. Moreover, during this period, a portion of our assets would be committed to those assets purchased, thus preventing us from investing in other opportunities. In addition, we may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

We Operate in a Competitive Debt Environment.

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

We are Subject to Risks Relating to Illiquidity of Our Assets and Distributions In Kind.

We invest primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, we may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that we may be unable to realize our investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and we may not be able to sell assets when we desire to do so or to realize what the Adviser perceives to be the fair value of our assets in the event of a sale. Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in our inability to dispose of our assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to shareholders for a period of years. Furthermore, a portion of interest on investments is paid in kind rather than in cash to us.

We are Subject to Risks Relating to Priority of Repayment of Debt Investments.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which we invest. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien. We invest in second-lien secured debt, which compounds the risks described in this paragraph.

We are Subject to Risks Relating to Certain Guarantees.

We may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by us may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over our claims under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and we would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct us to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

We are Subject to Risks Relating to Secured Loans.

Most of the loans held by us are secured. These investments may be subject to the risk that our security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

We are Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.

When we invest in senior secured term debt and unitranche debt, we will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms or at all, or that we will be able to collect on the investment should we be forced to enforce our remedies.

From time to time, we may invest in unitranche loans with “first-out” and “last-out” payment streams (either set up at closing or arranged after closing) (each, a “Retranched Loan”). Each Retranched Loan is generally expected to be documented under a single credit agreement with a single set of security agreements. Retranched Loans effectively create senior and junior loans with so called ‘first out lenders’ (“First Out Lenders”) receiving payments in priority to ‘last out lenders’ (“Last Out Lenders”) under certain circumstances. Interest is typically allocated in a manner which provides the First Out Lenders with an effective lower interest rate than the Last Out Lenders as a result of the lower risk profile in connection with being ‘first out’. In such arrangements, principal is typically allocated pro rata as between the First Out Lenders and Last Out Lenders until the occurrence of a trigger event, following which First Out Lenders will rank senior in priority to Last Out Lenders in terms of both interest and principal. In such an event, if the Last Out Lenders are not receiving cash interest payments, they will typically receive payment in kind or “PIK” interest (i.e., an increase to the principal balance of their loans). As a result, if we acquire positions as Last Out Lenders, this would be more akin to that of second lien lenders and therefore we would not expect to recover any of our outstanding principal or interest until the First Out Lenders have been repaid in full. Further, any veto rights with respect to voting and/or enforcement as between the First Out Lenders and the Last Out Lenders may also be negotiated for each transaction. As a result, even where we acquire a majority stake in Retranched Loans, there can be no assurance that we, as a Last Out Lender, will be in a position to direct enforcement of the security granted in respect of the Retranched Loans or be able to prevent certain decisions being taken by the First Out Lenders that may be adverse to our interests. An agreement among lenders may also have restrictions on assignment, including requiring us (as a lender) to give a right of first refusal to other lenders in the same Retranched Loan. Consequently, we may not have the same liquidity in Retranched Loans as we would in a stand-alone credit facility.

We are Subject to Business and Credit Risks.

Investments made by us generally will involve a significant degree of financial and/or business risk. The securities in which we invest may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

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

Our Investments May be Affected by Force Majeure Events.

The instruments in which we invest may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if our investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically. To the extent we are exposed to investments in issuers that as a group are exposed to such force majeure events, our risks and potential losses are enhanced.

We are Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on us, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect our investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to our desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on our value, our investments, or our ability to make new investments. If a future pandemic occurs during a period when we expect to be harvesting our investments, we may not achieve our investment objective or may not be able to realize our investments within our term.

We Invest in Loans with Limited Amortization Requirements.

We invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by us when they come due at their final stated maturity.

We are Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which we invest may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by us earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by us could increase. There is no assurance that we will be able to reinvest proceeds received from prepayments in assets that satisfy our investment objective, and any delay in reinvesting such proceeds may materially affect our performance. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, we may continue in operation for longer than expected or we may make distributions in kind.

We are Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require us, the Adviser, its affiliates and/or certain of their respective employees to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and we may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on us. Such licenses or authorizations may require the disclosure of confidential information about us, our shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. We may not be willing or able to comply with these requirements. Alternatively, the Adviser and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for us and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of us, the Adviser, the Adviser’s affiliates and/or certain of their respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect our ability to implement our investment program and achieve our intended results. Further, the regulatory regimes related to certain assets may be complex, and therefore the Adviser and/or its affiliates may be required to incur significant expenses in order to comply.

We are Subject to Risks Relating to Minority Investments; Joint Ventures; Co-Investment or Sourcing Programs.

We may make minority equity investments in entities in which we do not control the business or affairs of such entities. In addition, we have and intend to continue to co-invest with other parties including through partnerships, joint ventures, sourcing and syndication programs. In certain of these cases, the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties and we may pay, and are expected to pay, fees or other compensation to sourcing partners or other third parties to access deal opportunities, as described in “–We are Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners” above. The Adviser expects that in some cases we will have control over, or significant influence on, the decision making of joint ventures or underlying investments. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. In addition, we may enter into arrangements with one or more sourcing partners to identify investment opportunities for us, including with respect to particular types of investments or particular sectors or regions. In connection with such sourcing arrangements, in exchange for access to deal opportunities to evaluate, we expect to agree to certain contractual terms relating to the sourced investments, including a requirement that we will, under certain circumstances, vote our interests consistently with the votes cast by the sourcing partner (including, in some cases, relating to amendments and waivers in default scenarios). Accordingly, in such cases, we would not have the ability to make our own voting determinations and may be required to vote in a manner we would not otherwise have chosen to vote absent such agreement. It is expected that any such voting requirements would also be applicable to any future assignee of the loan or other debt instrument, which could negatively affect our ability to sell or otherwise transfer the investment.

Where a joint venture, sourcing or co-investing partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter or an underlying investment, there can be no assurance that the matter will be resolved in the manner desired by us. In addition, these types of voting arrangements may slow the decision-making process and hinder our ability to act quickly.

Cooperation among joint venture partners, sourcing partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture, sourcing or other business relationships in which we are involved. In particular, a joint venture or sourcing partner or co-investor may have economic or business interests or goals that are inconsistent with ours, and we may not be in a position to limit or otherwise protect the value of one or more of our investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. Disputes with sourcing partners may limit our investment opportunities in the future. In addition, we may in certain circumstances be liable for actions of, or be obligated to indemnify, our joint venture or sourcing partners. In certain circumstances, the day-to-day operations of a joint venture may be delegated to the joint venture partner and its employees. In such circumstances, our Adviser may not have, or may not have timely, visibility to issues that are not raised by the joint venture partner to the governing body of the joint venture, which issues may adversely impact our investments.

In certain cases, conflicts of interest may arise between us and a joint venture, co-investment or sourcing partner, for example, because such partner has invested in a different level of the issuer’s capital structure, it has different investment goals or timelines, because its management team may have an incentive plan which incentivizes risk-taking, or because it has a different or more expansive commercial relationship with the underlying portfolio company or asset owner, or in the case of a joint venture partner, because the partner also acts as lender to the joint venture. There can be no assurance that the partner with divergent interests from us will cause the joint venture or other sourcing or co-investment programs to be managed in a manner that is favorable to us. Those conflicts of interest may become more acute where we have agreed to limit our voting rights with respect to investments sourced by such partner. In addition, it is anticipated that we could be invested in debt instruments issued by a joint venture entity while one or more Other HPS Investors will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

We are Subject to Risks from Provision of Managerial Assistance and Control Person Liability.

We may obtain rights to participate in the governance of certain of our portfolio companies. In such instances, we typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company, its security holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, we might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company. While the Adviser intends to operate us in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and us and our shareholders.

We are Subject to Social Media Risk.

The increasing use of social media platforms presents new risks and challenges that may impact our investments. In recent years, there has been a notable increase in the influencer industry and the use of social media platforms, including blogs, chat platforms, social media websites and apps and other forms of Internet-based communications which facilitate direct access to a broad audience of consumers and other interested persons. The rising popularity of such platforms and other consumer-oriented technologies has increased the speed and accessibility of information and mis-information dissemination. Many social media platforms immediately publish the content their subscribers and participants post often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the interests of the Adviser, its affiliates, us or a portfolio company. The dissemination of negative or inaccurate information related to the Adviser, its affiliates, us or a portfolio company via social media could harm our and/or their business, reputation, financial condition, and results of operations, which could adversely affect our investments and, due to reputational considerations, may influence the Adviser’s and/or its affiliate’s decision as to whether to remain invested in such investments.

We are Subject to Risks of Investments in Certain Countries.

We make investments in a number of different countries, some of which may prove unstable. Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of our assets have been and continue to be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies. As a result, any fluctuation in exchange rates will affect the value of investments. We generally expect to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates. Furthermore, we may incur costs in connection with conversions between various currencies.

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

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries. The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects. Accordingly, our ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors. We may not be in a position to take legal or management control of our investments in certain countries. We may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment.

We are Subject to Risks Relating to Our Hedging Strategy and Policies.

We generally expect to employ hedging or other risk management techniques designed to reduce the risk of investment loss due to adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, we may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, we may hedge certain credit markets generally in order to seek to provide overall risk reduction to us. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while we may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for us than if we had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject us to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if we had not entered into such hedging transactions. We may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, we may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

In response to market events, the SEC and other national regulators have imposed, and may continue to impose, restrictions on and reporting obligations with respect to short selling. Uncertainty surrounding the confidential nature of the required disclosures of our short sales could discourage short selling by us in circumstances where HPS believes that the public disclosure of such short sales may be adverse to our interests. In addition, limitations on the short selling of securities could interfere with our ability to execute certain aspects of our investment programs, including our ability to hedge certain exposures and execute transactions to implement our risk management guidelines, and any such limitations may adversely affect our performance.

We are Subject to Risks Relating to Derivatives.

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. We may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, swaps, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. We also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if we directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. Our use of derivative instruments involves investment risks and transaction costs to which we would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

Our Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May Be Limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a

BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user,” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We may be Subject to Risks Associated with our Investments in the Software Industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Changes in Interest Rates May Adversely Affect Our Investments.

Many loans, especially fixed rate loans, decline in value when long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to shareholders. In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.

We are Subject to Risks Relating to Contingent Liabilities.

We are expected to incur contingent liabilities in connection with an investment from time to time. For example, in connection with the disposition of an investment, we may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents. These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which we may establish reserves or escrow accounts. We also expect to invest in a delayed draw or revolving credit facility. If the borrower subsequently draws down on the facility, we would be obligated to fund the amounts due. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

We are Subject to Risks Relating to High Yield Debt.

We invest in “higher yielding” (and, therefore, generally higher risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of our loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

We are Subject to Risks Relating to Investments in Unsecured Debt.

We invest a portion of our investment portfolio in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, our ability to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

We are Subject to Risks Relating to Subordinated Loans.

We may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to our loan, or in the event of the bankruptcy of a borrower, the loan held by us will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of our loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

We are Subject to Risks Relating to Non-Recourse Obligations.

We may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, we, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

We are Subject to Risks Relating to Publicly-Traded Securities.

Although not our investment focus, we may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include personnel of the Adviser or its affiliates, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, we may be unable to obtain financial covenants or other contractual rights that we might otherwise be able to obtain in making privately-negotiated investments. Moreover, we may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities or other publicly traded instruments because HPS or its affiliates may have material, non-public information regarding the issuers of those securities or as a result of other policies of HPS or its affiliates. Accordingly, there can be no assurance that we will make investments in public securities or other publicly traded instruments or, if we do, as to the amount we will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the our investment results.

We are Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.

As part of our lending activities, we or our affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments. If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

We are Subject to Risks Associated with Investments that May Become Distressed.

We have made, and may continue to make, investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under applicable law, we may not be able to participate in future financings for restructured investments. Under such circumstances, the returns generated from our investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser and/or its affiliates. To the extent that the Adviser and/or its affiliates becomes involved in such proceedings, we may have participated more actively in the affairs of the company than that assumed generally by a passive investor. In addition, involvement by the Adviser and/or its affiliates in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate our position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

We are Subject to Risks Associated with Management of Distressed Investments.

HPS or its affiliates, principals or employees (the “Affiliated Group”) is actively engaged in advisory and management services for multiple collective investment vehicles and managed accounts (each, an “Affiliated Group Account” and together, the “Affiliated Group Accounts”). Certain of our investments may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Adviser or its affiliates may supplement the investment team generally responsible for the management of our portfolio with other investment professionals of the Adviser or its affiliates that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliated Group Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliated Group Accounts. However, our investment or trading strategy may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliated Group Accounts and, accordingly, such investments may produce different investment results for us and the Affiliated Group Accounts. The Adviser will seek to manage us, and HPS and the Adviser will seek to manage the Affiliated Group Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliated Group including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliated Group Accounts that may compete or conflict with the advice given to us, including with respect to the timing or nature of actions relating to certain investments.

We are Subject to Risks Associated with Acquisitions of Portfolios of Loans.

We have invested in and may continue to invest in portfolios of loans. We are unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of our acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where we invest in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when we acquire or originate individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that we receive in certain circumstances.

We are Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

We have incurred and are expected to continue to, from time to time, incur contingent liabilities in connection with an investment. For example, we make investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, we would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case we may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated into separate investments, with certain investors (which may or may not include us) participating in the initial drawdowns and other investors (which may or may not include us) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include us) will be obligated in any event to fund such later funding obligations. In certain cases, we may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because HPS or any of its affiliates forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, we may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where we and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between us and the other investors as our interests and the interests of the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, our interests may not be aligned with other participating investors. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us.

We are Subject to Risks Associated with Subordinated Debt Tranches.

We have made, and may continue to make, investments in securities, including senior or subordinated and equity tranches, issued by the CLOs, including CLOs for which we act as the collateral manager. To the extent permitted by applicable law, we may also invest in securities issued by CLOs for which HPS or its subsidiary acts as the collateral manager. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when we seek to sell our interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by us will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

We are Subject to Risks Associated with Forming CLOs.

To finance investments, we have in the past and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “nonqualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares. Losing our RIC status could subject us to corporate-level income tax.

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

The collateral manager for a CLO that we create may be us, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than us serves as collateral manager and we are obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent we serve as collateral manager, we will receive no fees for providing such collateral management services.

We are Subject to Risks Associated with Covenant-Lite Loans.

Although we generally expect the transaction documentation of some portion of our investments to include covenants and other structural protections, a portion of our investments has been, and may continue to be, composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, our exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

We are Subject to Risks Associated with Investing in Equity.

We may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, we may suffer losses if we invest in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and we have not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that we may seek in connection with our debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and we may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

We are Subject to Risks Associated with Investing in Convertible Securities.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for us. The debt characteristic of convertible securities also exposes us to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective. Our exposure to these risks may be unhedged or only partially hedged.

We are Subject to Risks Associated with Investing in Structured Credit Instruments.

We have invested, and may continue to invest, in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist when we seek to sell our interest in a structured security.

We are Subject to Risks Associated with Assignments and Participations.

We may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, we generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the loan obligation in which we have purchased the participation. As a result, we would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, we may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact our ability to exit from all or part of our investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

We are Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of ours as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which we invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of ours as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if we do not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which we may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against us so that our claim against the issuer would be disallowed or subordinated.

We are Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by us may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to our interests. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and us, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, we may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, we could be subject to allegations of lender liability. Because of the potential of HPS or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, we may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of us or HPS and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by us as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

We are Subject to Risks Related to Exit Financing.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could experience a loss.

We are Subject to Risks Related to Bankruptcy Involving Non-U.S. Companies.

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

We are Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, we may, but are not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent us from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that we will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to us, it may resign from that committee or group, and we may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes us, the Adviser or its respective affiliates to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by us may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject us to additional liability to which we would not otherwise be subject as an ordinary course, third-party investor. We will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. We will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise our rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

We are Subject to Risks of Investments in Special Situations.

Our investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to us.

We are Subject to Risks Associated with Real Estate.

We may invest in mortgage-backed securities, individual mortgages and other real estate credit investments. Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “–We are Subject to Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally. With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments. Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available. It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by us. The foreclosure process can be lengthy, uncertain and expensive. Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.

We are Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.

Certain industries are heavily regulated. We may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objective.

We are Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

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

We are Subject to Risks Arising from Entering into a TRS Agreement.

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

We are Subject to Risks Associated with Repurchase Agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

We are Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If we enter into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest our cash collateral in accordance with our investment objective and strategies. We will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to us, as the lender, an amount equal to any dividends or interest received on the securities lent.

We may invest the cash collateral received only in accordance with our investment objective, subject to our agreement with the borrower of the securities. In the case of cash collateral, we expect to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for us.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, we, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and will do so in order that the securities may be voted by us if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. We may also call such loans in order to sell the securities involved. When engaged in securities lending, our performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by us in permissible investments.

We are Subject to Risks Relating to Asset-Based Financing.

We have invested, and expect to continue investing, in asset-based loans with third-party investment funds (“Fund Issuers”) where such loans are directly or indirectly collateralized by the value or cash flows of one or more of a Fund Issuer’s assets, including the distributions the Fund Issuer expects to receive from its underlying investments in portfolio companies (“Underlying Portfolio Companies”). Any such financing may be secured by the value of the assets of the Fund Issuer, which may be determined by a third-party valuation firm or as reported by the Fund Issuer pursuant to its internal valuation policies or as otherwise agreed with such Fund Issuer. The assets of a Fund Issuer are subject to devaluation risk, as well as other risks, including credit, liquidity and interest rate changes. In many cases, the assets held by a Fund Issuer may be illiquid and, even following an exercise of remedies, they may be difficult to liquidate or sell, which could lead to a reduced recovery. Furthermore, certain assets constituting collateral may require consent of third parties to transfer or sell. Fund Issuer assets indirectly pledged to us as collateral may be even more challenging to sell and in certain circumstances may only be able to be sold together with other assets which may be less attractive to potential buyers. In many cases, loans may also be subject to a “standstill” or similar provision that provides the Fund Issuer the ability to call capital from its investors or use other cure remedies prior to allowing us to exercise remedies following an event of default, further delaying our ability to take action. In addition, certain asset-based loans may be structured without mandatory prepayments or scheduled amortization. In this case, as long as any Fund Issuer is in compliance with the terms of the applicable asset-based loan and its organizational documents, such Fund Issuer may be permitted to make distributions to its investors and/or other equity holders, and the amount distributed will no longer be available to service or repay such asset-based loan.

Further, we may invest in loans to Fund Issuers that are unsecured but linked to financial tests based upon the value or cash flows of one or more of such Fund Issuer’s assets (including Underlying Portfolio Companies) or the distributions realized by the Fund Issuer from such assets (including Underlying Portfolio Companies). Similar to the above, the assets held by such Fund Issuers may be largely illiquid and, if pledged as collateral, may require consents and other steps in order to be foreclosed upon and sold. In addition, the cash flows produced by the assets held by such Fund Issuer may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan.

If a Fund Issuer defaults under its asset-based loan, we will have to determine whether to accelerate the amounts due under the loan or enter into a workout negotiation or restructuring with the Fund Issuer. A workout negotiation or restructuring may entail a substantial reduction in the interest rate, a substantial write-down of principal, and/or a substantial change to the terms, conditions and covenants of such loans. If a loan is accelerated, we may have difficulties foreclosing and ultimately selling any pledged collateral, including an Underlying Portfolio Company. If any such collateral is sold, it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to us. On the other hand, if we elect not to sell any of the assets of the Fund Issuer and instead decide to collect the cash flows from the Underlying Portfolio Companies or other assets of the Fund Issuer, the cash flows produced may be irregular and/or insufficient to repay any or all of the amounts outstanding under such asset-based loan. As a result, upon any non-performance or default under any such asset-based loans made by us, we may fail to recover some or all of our capital and/or expected returns, even if the loans are collateralized.

In addition, our asset-based loans may be subject to refinancing options, prepayment options or similar provisions that could result in the Fund Issuer repaying the principal on an obligation held by us earlier than expected. As a consequence, if we are not able to negotiate favorable prepayment premiums and/ or non-call periods, our ability to achieve our investment objective may be affected.

Fund Issuers may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which such Fund Issuers are subject. Such additional indebtedness could have structural or contractual priority, either as to specific collateral (including Underlying Portfolio Companies) or generally, over the ranking of the investment by us. In the event of any default, restructuring or insolvency of any Underlying Portfolio Company or other assets pledged as collateral, we could be subordinated to, or be required to share on a ratable basis, with any recoveries in favor of the holders of such other or additional indebtedness.

We are Subject to Risks Relating to Portfolio Company Reputation.

If a portfolio company fails to at least maintain the strength and value of such portfolio company’s historic brand, its value is likely to decrease. A portfolio company’s success often depends on the value and strength of its brand. In such cases, the name of such portfolio company is integral to its business as well as to the implementation of its strategies for expanding its business. Maintaining, promoting and positioning such brand can depend largely on the success of marketing efforts and its ability to provide consistent, high quality merchandises, services and / or customer experience. A portfolio company’s brand could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in value of our investments in a portfolio company.

C.    Risks Relating to Certain Regulatory Matters

We are Subject to Risks Relating to Regulations Governing Our Operation as a BDC.

We will not generally be able to issue and sell our Common Shares at a price below net asset value per share. We may, however, sell Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current net asset value per share of our Common Shares if our Board determines that such sale is in our best interests, and if investors approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

We Must Invest a Sufficient Portion of Assets in Qualifying Assets.

We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if a buyer is found, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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

New or Modified Laws or Regulations Governing Our Operations May Adversely Affect Our Business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on portfolio companies or us, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of us or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or we were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into securitization transactions. These risk retention rules will increase our cost of funds under, or may prevent us from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately borne by our shareholders.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for us to address.

Changes to the Dodd-Frank Act May Adversely Impact Us.

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as us) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with us for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact us.

CFIUS & National Security/Investment Clearance Considerations.

Certain transactions by us that involve the acquisition or sale of a business connected with or related to national security or critical infrastructure may be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the entity purchasing such business, including with respect to CFIUS, where a co-investor or other partner is a “foreign person” under applicable regulations. Certain of our investors are expected to be “foreign persons,” and in the aggregate, may comprise a substantial portion of our subscriptions, which may increase the risks of an investment being subject to CFIUS’ jurisdiction and the likelihood of CFIUS imposing restrictions on an investment. CFIUS agency practice is evolving rapidly, and CFIUS exercises substantial discretion in deciding how to interpret, apply and enforce the implementation of regulations. As a result, there can be no guarantee that investments by us will not be reviewable by CFIUS and/or non-U.S. national security/investment clearance regulators or that CFIUS and/or non-U.S. national security/investment clearance regulators will not seek to evaluate our investment activities. In the event that CFIUS or another regulator reviews – or would be expected to review – one or more of our proposed or existing investments, there can be no assurances that the Adviser and/or its affiliates will be able to maintain, or proceed with, such transactions on terms acceptable to Adviser and/or its affiliates, or that such investment would be allocated to, or consummated by, us rather than to one or more clients of the Adviser and/or its affiliates. CFIUS or another regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent us from (i) maintaining or pursuing investments, (ii) disposing of investments, which could adversely affect our performance and/or (iii) disclosing all information regarding certain transactions to all of our investors.

Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect, which prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. Together, these regulations may affect our business and operations. In the event that CFIUS, the U.S. Department of Treasury administering the Outbound Investment Security Program, or a non-U.S. national security/investment clearance regulator reviews one or more of our proposed or existing investments, there can be no assurances that we will be able to maintain, or proceed with, such transactions on terms acceptable to the Adviser and/or its affiliates. Such regulator may seek to impose limitations on or prohibit all or a portion of the transaction. Such limitations or restrictions may prevent us from (i) maintaining or pursuing investments in certain jurisdictions and/or (ii) disposing of investments already made in such jurisdictions, or may increase the cost and time associated with such activities, which could adversely affect the performance of our investment vehicles and in turn adversely affect our profitability.

We are Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as us. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser, its affiliates or their respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on us.

We are Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which we plan to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on our activities. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies, including any changes (or uncertainty around future changes) to international trade agreements, tariffs and related regulations may adversely affect the business operations and performance of us and our portfolio companies. These governmental policies could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on us and our investments.

We are Subject to Risks Relating to General Data Protection Regulations.

In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for us and therefore our shareholders. We may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Shareholders other than individuals in the European Union may not be afforded the protections of the GDPR.

We are Subject to Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it would be possible for us, along with our affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that we (along with our affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, we could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of us, causing us to incur potentially significant, unexpected liabilities for which reserves were not established.

We are Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

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

D.     Risks Related to the HPS/BlackRock Transaction

The HPS/BlackRock Transaction.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS. There is no guarantee that HPS will be able to successfully transition, maintain and continue to build its business as part of BlackRock or that HPS and BlackRock will be able to successfully integrate their business operations. In particular, as with any change in ownership, HPS is subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees involved in the operation of HPS may not continue on a long-term basis with BlackRock and the operations and business relationships of HPS may be disrupted. The integration of HPS into BlackRock will be a complex, costly and time-consuming process and if HPS experiences difficulties in this process, the anticipated benefits of the HPS/BlackRock Transaction may not be realized fully or at all, or it may take longer to realize than expected, which could have an adverse effect on HPS for an undetermined period. As part of the integration of HPS into BlackRock, HPS will implement various BlackRock policies and procedures, administrative systems and technical applications. Each of these changes may impact our operations. While the Adviser will seek to minimize any disruptions, delays or changes to the investor experience as part of the integration, there is no guarantee it will be able to do so. In addition, there can be no assurances that HPS and BlackRock will realize operating efficiencies, synergies and other benefits from the HPS/BlackRock Transaction, and a failure to obtain such synergies may adversely affect the operations of HPS. Some factors related to the integration of the businesses are outside of HPS’s control, and any of them could result in delays, increased costs, decreases in the amount of potential revenues or synergies and diversion of management’s time and energy, which could materially affect HPS’s financial position, results of operations, and cash flows. In the event that the HPS/BlackRock Transaction has an adverse impact on HPS, including for the foregoing reasons, our operations may be adversely affected.

BlackRock is one of the largest and most diverse financial institutions in the world. As a result, it currently has, and may in the future have, other business units that compete with HPS or seek investment opportunities that are appropriate for us, and it has policies and procedures that may limit or otherwise impact the operations of HPS and/or us. Further, certain issuers of potential investments for us may prefer to work with a smaller or independent sponsor, which may adversely affect HPS’s ability to attract new investment opportunities for us.

HPS believes that investors will benefit from the combination of BlackRock’s and HPS’s capabilities; however, there are certain potential conflicts of interest that will arise as a result of the ownership of HPS by BlackRock. For a discussion of certain risks and conflicts of interest relating to the investment advisory, management and other activities of BlackRock Financial Management, Inc. as well as certain other affiliated registered investment adviser subsidiaries of BlackRock, Inc., please refer to Part 2A of the Form ADV for BlackRock Financial Management, Inc., which shareholders are urged to read and which is available at http://www.adviserinfo.sec.gov/Firm/107105.

E.    Federal Income Tax Risks

We are Subject to RIC Qualification Risks.

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

We May Experience Difficulty with Paying Required Distributions.

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

Management's Role in Cybersecurity Risk Oversight

The Adviser’s CISO and dedicated internal cybersecurity team are responsible for the cybersecurity program applicable to us (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes). Our Chief Compliance Officer (“CCO”) is responsible for reviewing the adequacy and effectiveness of our and our service providers’ compliance policies and procedures, including those related to cybersecurity, and furnishing a written report to the Board at least annually concerning the operation of those policies, including any material compliance matters that arose. The Adviser’s CISO has over 15 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures in both US Government Intelligence agencies and Financial Services firms. The Adviser’s CISO reports to the Chief Financial Officer of the Adviser and works closely with our management to administer, assess, discuss, and prioritize our cybersecurity efforts. Our CCO has worked in the financial services industry for more than 15 years, primarily in compliance roles, and has served as chief compliance officer for registered investment advisers and registered investment companies. Through this experience, the CCO has gained compliance expertise in evaluating the adequacy and effectiveness of compliance policies and procedures, including those related to cybersecurity.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The Offering consists of four classes of shares of our Common Shares, Class I shares, Class D shares, Class F shares and Class S shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of March 10, 2026 there were 4,070 holders of record of our Class S common shares, 83 holders of record of our Class D common shares, 5,397 holders of record of our Class I common shares and 2 holders of record of our Class F common shares.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the four classes of shares during the year ended December 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class D	Class F	Class S
January 31, 2025	$25.60	$25.60	$25.60	$25.60
February 28, 2025	$25.51	$25.51	$25.51	$25.51
March 31, 2025	$25.47	$25.47	$25.47	$25.47
April 30, 2025	$25.31	$25.31	$25.31	$25.31
May 31, 2025	$25.26	$25.26	$25.26	$25.26
June 30, 2025	$25.22	$25.22	$25.22	$25.22
July 31, 2025	$25.24	$25.24	$25.24	$25.24
August 31, 2025	$25.20	$25.20	$25.20	$25.20
September 30, 2025	$25.27	$25.27	$25.27	$25.27
October 31, 2025	$25.27	$25.27	$25.27	$25.27
November 30, 2025	$25.27	$25.27	$25.27	$25.27
December 31, 2025	$25.22	$25.22	$25.22	$25.22

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

The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
July 23, 2025	August 29, 2025	0.1600	0.0550	—	0.2150	33,412
August 26, 2025	September 30, 2025	0.1600	0.0550	—	0.2150	35,458
September 24, 2025	October 31, 2025	0.1600	0.0550	—	0.2150	36,845
October 27, 2025	November 28, 2025	0.1600	0.0550	—	0.2150	38,549
November 26, 2025	December 31, 2025	0.1600	0.0550	—	0.2150	41,642
December 24, 2025	January 30, 2026	0.1600	0.0550	—	0.2150	43,241
Total		$1.9200	$0.6600	$—	$2.5800	$403,505

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
July 23, 2025	August 29, 2025	0.1546	0.0550	—	0.2096	9,703
August 26, 2025	September 30, 2025	0.1546	0.0550	—	0.2096	9,950
September 24, 2025	October 31, 2025	0.1548	0.0550	—	0.2098	10,049
October 27, 2025	November 28, 2025	0.1546	0.0550	—	0.2096	9,768
November 26, 2025	December 31, 2025	0.1548	0.0550	—	0.2098	9,952
December 24, 2025	January 30, 2026	0.1546	0.0550	—	0.2096	10,093
Total		$1.8565	$0.6600	$—	$2.5165	$114,706

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
July 23, 2025	August 29, 2025	0.1493	0.0550	—	0.2043	43,253
August 26, 2025	September 30, 2025	0.1493	0.0550	—	0.2043	44,310
September 24, 2025	October 31, 2025	0.1496	0.0550	—	0.2046	45,185
October 27, 2025	November 28, 2025	0.1493	0.0550	—	0.2043	45,409
November 26, 2025	December 31, 2025	0.1496	0.0550	—	0.2046	46,192
December 24, 2025	January 30, 2026	0.1493	0.0550	—	0.2043	46,765
Total		$1.7933	$0.6600	$—	$2.4533	$506,027

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share (1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
July 23, 2025	August 29, 2025	0.1418	0.0550	—	0.1968	5,157
August 26, 2025	September 30, 2025	0.1418	0.0550	—	0.1968	5,619
September 24, 2025	October 31, 2025	0.1424	0.0550	—	0.1974	6,033
October 27, 2025	November 28, 2025	0.1418	0.0550	—	0.1968	6,197
November 26, 2025	December 31, 2025	0.1423	0.0550	—	0.1973	6,443
December 24, 2025	January 30, 2026	0.1418	0.0550	—	0.1968	6,627
Total		$1.7046	$0.6600	$—	$2.3646	$60,927
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class I, Class D, Class F and Class S on an annualized basis as a percentage of our NAV for such class.

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

During the year ended December 31, 2025, approximately 41,454,552 shares were repurchased.

The following table further summarize the share repurchases completed during the year ended December 31, 2025 (dollar amounts in thousands):

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%
August 29, 2025	5.00%	September 30, 2025	$176,480	6,983,778	1.65%
December 2, 2025	5.00%	December 31, 2025	$474,322	18,807,293	4.06%

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
On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity. Grishma Parekh resigned from the Board effective upon the closing of the HPS/Blackrock Transaction to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Ms. Parekh continues to serve as President of the Company and in her existing role at HPS and the Adviser. See “Risk Factors—Risks Related to the HPS/BlackRock Transaction” for further details.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers for goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser and/or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the year ended December 31,
	2025	2024	2023
Total investments, beginning of period	$16,071,078	$9,203,801	$5,860,186
New investments purchased	11,832,837	9,199,117	4,001,591
Payment-in-kind interest and dividends capitalized	122,278	72,365	32,220
Net accretion of discount on investments	93,213	93,070	39,470
Net realized gain (loss) on investments	(36,997)	(12,744)	(17,633)
Investments sold or repaid	(2,973,001)	(2,484,531)	(712,033)
Total investments, end of period	$25,109,408	$16,071,078	$9,203,801
The following table presents certain selected information regarding our investment portfolio:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.5%	10.4%	12.2%
Weighted average yield on debt and income producing investments, at fair value(1)	9.4%	10.4%	12.1%
Weighted average yield on total portfolio, at amortized cost(2)	9.4%	10.3%	12.0%
Weighted average yield on total portfolio, at fair value(2)	9.3%	10.3%	11.9%
Number of portfolio companies	380	315	239
Weighted average EBITDA (in millions)(3)	$255	$215	$193
Weighted average loan-to-value (“LTV”)(4)	39%	40%	39%
Percentage of performing debt investments bearing a floating rate, at fair value	99.4%	99.3%	98.6%
Percentage of performing debt investments bearing a fixed rate, at fair value	0.6%	0.7%	1.4%
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
(3)Calculated with respect to all level 3 investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets, restructured debt and equity, investments on non-accrual status, investments in joint ventures, and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans and NAV-based loans. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.

(4)Calculated with respect to all level 3 debt investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets, restructured debt and investments on non-accrual status. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$24,169,132	$24,395,495	96.29%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,807	27,881	0.11	35,984	31,340	0.19
Other secured debt	223,932	226,763	0.89	68,340	68,501	0.42
Unsecured debt	60,746	60,145	0.24	45,923	46,022	0.29
Structured finance investments	88,264	88,664	0.35	72,893	75,392	0.47
Investments in joint ventures	402,400	416,244	1.64	297,747	320,350	1.99
Equity investments	138,127	122,228	0.48	58,737	60,471	0.37
Total	$25,109,408	$25,337,420	100.00%	$16,071,078	$16,131,256	100.00%
As of December 31, 2025 and 2024, we had certain investments in seven and eight portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$24,651,069	99.26%	$15,671,885	99.30%
Non-accrual(2)	184,539	0.74	110,346	0.70
Total	$24,835,608	100.00%	$15,782,231	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 1.08% and 1.00% of amortized cost of total debt and income producing investments as of December 31, 2025 and 2024, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2025 as compared to December 31, 2024.

	December 31, 2025	December 31, 2024
Aerospace & Defense	5.13%	3.47%
Air Freight & Logistics	0.34	—
Asset Based Lending and Fund Finance	0.49	0.32
Automobile Components	1.14	0.46
Beverages	0.39	0.62
Biotechnology	—	0.16
Broadline Retail	0.10	0.16
Building Products	1.06	1.19
Capital Markets	1.35	0.32
Chemicals	0.66	0.97
Commercial Services & Supplies	4.86	4.61
Communications Equipment	0.22	0.34
Construction & Engineering	0.47	—
Consumer Finance	0.10	0.14
Consumer Staples Distribution & Retail	2.06	1.65

Containers & Packaging	0.79	0.71
Distributors	0.06	0.18
Diversified Consumer Services	3.03	4.29
Diversified Telecommunication Services	0.07	0.11
Electric Utilities	0.30	—
Electrical Equipment	0.50	0.59
Electronic Equipment, Instruments & Components	1.06	1.50
Energy Equipment & Services	0.29	0.42
Entertainment	2.31	3.49
Financial Services	5.53	4.93
Food Products	0.70	1.11
Gas Utilities	0.16	0.25
Health Care Equipment & Supplies	3.92	3.46
Health Care Providers & Services	12.50	13.18
Health Care Technology	0.44	0.45
Hotels, Restaurants & Leisure	3.24	2.21
Household Durables	0.27	0.46
Independent Power and Renewable Electricity Producers	1.13	0.72
Insurance	2.67	4.10
Interactive Media & Services	0.59	0.30
Investments in Joint Ventures	1.64	1.99
IT Services	1.93	1.23
Life Sciences Tools & Services	3.52	3.60
Machinery	1.21	1.86
Media	1.60	1.47
Metals & Mining	0.84	1.25
Multi-Utilities	0.02	—
Oil, Gas & Consumable Fuels	0.01	0.04
Personal Care Products	0.74	0.75
Pharmaceuticals	2.46	2.28
Professional Services	4.07	5.56
Real Estate Management & Development	0.41	0.60
Semiconductors & Semiconductor Equipment	0.05	0.08
Software	18.83	17.34
Specialty Retail	1.50	1.98
Structured Finance	0.35	0.47
Textiles, Apparel & Luxury Goods	0.22	0.34
Trading Companies & Distributors	1.12	2.07
Transportation Infrastructure	0.34	0.22
Wireless Telecommunication Services	1.21	—
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	December 31, 2025	December 31, 2024
United States	82.10%	84.40%
United Kingdom	7.11	6.02
Sweden	2.28	2.44
Australia	1.59	1.64
France	1.21	0.83
Spain	1.13	1.28
Germany	1.06	0.72
Canada	0.70	0.54
Austria	0.67	0.56
Belgium	0.65	0.09
Lithuania	0.54	—
Czech Republic	0.25	—
Taiwan	0.20	0.29
Israel	0.18	—
Italy	0.17	0.79
Singapore	0.14	0.20
Ireland	0.01	—
Netherlands	0.01	—
Norway	—	0.13
Luxembourg	—	0.07
Total	100.00%	100.00%

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

As of December 31, 2025, the Company and COM have committed to contribute up to $750.0 million and $107.1 million, respectively, of capital to ULTRA III. As of December 31, 2025, the Company had contributed (net of returns of capital) $414.5 million and COM had contributed (net of returns of capital) $59.2 million of capital and $325.2 million and $46.5 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Total senior secured debt investments at fair value	$1,514,360	$1,093,548	$361,715
Number of portfolio companies	8	7	2
Weighted average yield on debt investments, at amortized cost(1)	9.3%	10.3%	12.0%
Weighted average yield on debt investments, at fair value(1)	9.2%	10.1%	12.0%
Percentage of performing debt investments bearing a floating rate, at fair value	100%	100%	100%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%	—%
Percentage of assets on non-accrual(2)	—%	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of December 31, 2025, 2024 and 2023.
Results of Operations
The following table represents our operating results:

	Year Ended December 31,
	2025	2024	2023
Total investment income	$2,154,095	$1,425,945	$893,380
Total expenses	1,029,389	657,357	416,671
Net investment income before excise tax	1,124,706	768,588	476,709
Excise tax expense	7,493	5,120	1,531
Net investment income after excise tax	1,117,213	763,468	475,178
Net realized gain (loss)	(159,108)	20,240	(34,710)
Net change in unrealized appreciation (depreciation)	(19,551)	55,216	214,133
Net increase (decrease) in net assets resulting from operations	$938,554	$838,924	$654,601
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows:

	Year Ended December 31,
	2025	2024	2023
Interest income	$1,973,738	$1,316,851	$854,132
Payment-in-kind interest income	124,913	71,589	35,821
Dividend income	52,856	31,861	489
Other income	2,588	5,644	2,938
Total investment income	$2,154,095	$1,425,945	$893,380
Total investment income increased to $2,154.1 million for the year ended December 31, 2025 from $1,425.9 million in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $24,856.3 million as of December 31, 2025, from $15,756.7 million in the prior year. This was partially offset by a decline in benchmark interest rates during the year ended December 31, 2025, as compared to the prior year. The increase in dividend income is primarily from ULTRA III, which was

$47.9 million for the year ended December 31, 2025, as compared to $27.8 million for the prior year. At December 31, 2025, the fair value of our performing debt and other income producing securities was $25,067.3 million and our weighted average yield on performing debt and income producing securities at fair value was 9.4%.

For the years ended December 31, 2025, 2024 and 2023, PIK income represented 6.1%, 5.3% and 4.1% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.
Total investment income increased to $1,425.9 million for the year ended December 31, 2024 from $893.4 million in the prior year primarily driven by our deployment of capital, the increased balance of our investments and by increased dividend income. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $15,756.7 million as of December 31, 2024, from $9,248.2 million in the prior year. This was partially offset by a decline in SOFR rates during 2024 as compared to 2023. The increase in dividend income is primarily from ULTRA III, which was $27.8 million for the year ended December 31, 2024, as compared to zero for the prior year. At December 31, 2024, the fair value of our performing debt and other income producing securities was $15,992.2 million and our weighted average yield on performing debt and income producing securities at fair value was 10.4%.

Expenses
Expenses were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$678,755	$398,722	$257,847
Management fees	137,563	90,242	52,852
Income based incentive fee	162,693	113,862	70,466
Capital gains incentive fee	(12,950)	9,432	3,518
Shareholder servicing and/or distribution fees
Class D	2,886	2,386	1,403
Class F	26,150	19,735	13,137
Class S	5,548	2,012	23
Professional fees	6,478	4,016	4,945
Board of Trustees’ fees	608	598	600
Administrative service expenses	6,164	4,477	2,459
Other general & administrative	14,024	9,780	7,685
Amortization of continuous offering costs	1,470	2,095	1,736
Excise tax expense	7,493	5,120	1,531
Total expenses (including excise tax expense)	$1,036,882	$662,477	$418,202
Interest Expense
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to $678.8 million for the year ended December 31, 2025 from $398.7 million in the prior year primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes and debt securitization issuances. The average principal debt outstanding increased to $10,147.4 million for the year ended December 31, 2025 from $4,643.2 million in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) for the year ended December 31, 2025 to 6.69% from 8.59% in the prior year.
Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to $398.7 million for the year ended December 31, 2024 from $257.8 million in the prior year primarily driven by an increase in the weighted average interest rate on our borrowings relative to the prior year and an increase in borrowings under the Credit Facilities, Unsecured Notes and debt securitization issuances. Our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to 8.59% for the year ended December 31, 2024 from 8.24% in the prior year. The average principal debt outstanding increased to $4,643.2 million for the year ended December 31, 2024 from $3,131.0 million in the prior year.

Management Fees
Management fees increased to $137.6 million for the year ended December 31, 2025 from $90.2 million in the prior year primarily due to an increase in net assets. Management fees increased to $90.2 million for the year ended December 31, 2024 from $52.9 million in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fee
Income based incentive fees increased to $162.7 million for the year ended December 31, 2025 from $113.9 million in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns. Income based incentive fees increased to $113.9 million for the year ended December 31, 2024 from $70.5 million in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.
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
Capital gains based incentive fees were $(12.9) million for the year ended December 31, 2025, as compared to $9.4 million in the prior year due to net realized and unrealized losses incurred in the current year, compared to net realized and unrealized gains earned in the prior year. Capital gains based incentive fees increased to $9.4 million for the year ended December 31, 2024 from $3.5 million in the prior year primarily due to higher net unrealized gains earned in the year ended December 31, 2024 relative to cumulative unrealized gains through December 31, 2023, none of which were payable under the Investment Advisory Agreement. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, and other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include valuation, insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses increased to $28.7 million for the year ended December 31, 2025, from $21.0 million in the prior year primarily driven by an increase of professional fees, administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Total other expenses increased to $21.0 million for the year ended December 31, 2024, from $17.4 million in the prior year primarily driven by an increase of administrative service expenses and other general & administrative expenses due to servicing a growing portfolio.
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2025, the Administrator charged $6.2 million, an increase from $4.5 million in the prior year, for certain costs and expenses allocable to the Company under the terms of the

Administration Agreement. For the year ended December 31, 2024, the Administrator charged $4.5 million, an increase from $2.5 million in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distributions fees increased to $34.6 million for the year ended December 31, 2025 from $24.1 million in the prior year primarily due to an increase in shares outstanding. Shareholder servicing and/or distributions fees increased to $24.1 million for the year ended December 31, 2024 from $14.6 million in the prior year primarily due to an increase in shares outstanding.
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
For the years ended December 31, 2025, 2024, and 2023, we incurred U.S. federal excise tax of $7.5 million, $5.1 million and $1.5 million, respectively.
Net Realized Gain (Loss)
Net realized gains and losses were comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments	$(36,997)	$(12,744)	$(16,769)
Non-controlled/affiliated investments	—	—	(864)
Foreign currency forward contracts	(122,338)	27,225	(7,613)
Foreign currency transactions	227	5,759	(9,464)
Net realized gain (loss)	$(159,108)	$20,240	$(34,710)
For the year ended December 31, 2025, we generated net realized gains (losses) on investments of $(37.0) million, primarily driven by realized losses of $(44.9) million on the restructuring of six private debt investments (realized losses on ERC Topco Holdings, LLC of $(13.3) million, Zips Car Wash, LLC of $(9.7) million, Artemis Bidco Limited of $(7.2) million, New Era Technology Inc. of $(6.3) million, Galaxy US Opco Inc. of $(4.9) million) and SDC US Smilepay SPV of $(3.5) million and net realized losses of $(18.2) million primarily from the sale of syndicated loans, and foreign currency net realized gains on investments of $26.1 million (included in realized losses on non-controlled/non-affiliated investments). We generated realized losses on foreign currency forwards contracts, primarily as a result of fluctuations in the EUR and GBP exchange rates, which was largely offset by unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments	$177,606	$(49,917)	$230,599
Non-controlled/affiliated investments	(1,013)	373	185
Controlled/affiliated investments	(8,759)	24,113	(1,510)
Foreign currency forward contracts	(63,795)	52,107	(6,968)
Translation of assets and liabilities in foreign currencies	(123,590)	28,540	(8,173)
Net change in unrealized appreciation (depreciation)	$(19,551)	$55,216	$214,133
For the year ended December 31, 2025, the change in unrealized appreciation (depreciation) on the investment portfolio was $(124.0) million (excluding the impact of foreign currency) due to certain credit specific write-downs in our private portfolio, which were offset by foreign currency unrealized gains of $291.8 million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the AUD, EUR and GBP exchange rates. The remaining $(187.4) million of the net unrealized appreciation (depreciation) represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our foreign currency forward contracts, foreign debt and cash balances.
For the year ended December 31, 2024, the change in unrealized appreciation (depreciation) on investment portfolio was $68.3 million (excluding the impact of foreign currency) due to spread tightening in both the public and private credit markets. The remaining $(13.0) million of the net unrealized appreciation (depreciation) of $55.2 million represents the net unrealized losses as a result of foreign currency fluctuations impacting the value of our investment portfolio, foreign currency forward contracts, foreign debt and cash balances.
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

For the years ended December 31, 2025, 2024 and 2023, we generated net realized and unrealized gains (losses) on the investment portfolio (excluding the impact of foreign currency) of $(187.1) million, $59.3 million and $176.6 million, respectively.

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

	Year Ended December 31,
	2025	2024	2023
Realized gain/(losses) on foreign currency:
Investments	$26,114	$(3,731)	$2,822
Foreign currency forward contracts	(122,338)	27,225	(7,613)
Foreign currency transactions	227	5,759	(9,464)
Net realized gains/(losses)	$(95,997)	$29,253	$(14,255)

Unrealized gain/(losses) on foreign currency:
Investments	291,800	(93,727)	32,221
Foreign currency forward contracts	(63,795)	52,107	(6,968)
Translation of assets and liabilities in foreign currencies	(123,590)	28,540	(8,173)
Net unrealized gains/(losses)	$104,415	$(13,080)	$17,080
Net realized and unrealized gains/(losses):	$8,418	$16,173	$2,825

For the year ended December 31, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $8.4 million. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the year ended December 31, 2025, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.
For the years ended December 31, 2024 and 2023, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $16.2 million and $2.8 million, respectively.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings” for additional disclosure regarding the carrying value of our debt.
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
As of December 31, 2025 and 2024, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and 2024, we had an aggregate amount of $12,989.7 million and $7,508.7 million, respectively, of principal debt outstanding and our asset coverage ratio was 195.7% and 216.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of December 31, 2025, taken together with our $3,192.3 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2025, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using our available borrowing capacity under our credit facilities. Additionally, we held $1,723.3 million of syndicated loans and other liquid investments as of December 31, 2025, which could provide additional liquidity if necessary.
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
As of December 31, 2025, we had $590.7 million in cash and cash equivalents. During the year ended December 31, 2025, cash used in operating activities was $8,068.7 million, primarily as a result of funding portfolio investments of $11,759.5 million and partially offset by proceeds from sale of investments and principal repayments of $2,899.7 million and other operating uses of $791.2 million. Cash provided by financing activities was $8,430.4 million during the period, primarily as a result of new share issuances related to $4,477.6 million of subscriptions and net borrowings (repayments) of $5,356.4 million.

Equity
The following table summarizes transactions in Common Shares during the year ended December 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	99,278,647	$2,517,265
Share transfers between classes	3,372,115	85,773
Distributions reinvested	4,359,115	110,474
Share repurchases	(20,722,563)	(524,217)
Early repurchase deduction	—	108
Net increase (decrease)	86,287,314	$2,189,403
CLASS D
Subscriptions	8,542,942	$216,547
Share transfers between classes	(1,933,866)	(49,394)
Distributions reinvested	2,071,822	52,521
Share repurchases	(6,666,070)	(168,523)
Early repurchase deduction	—	30
Net increase (decrease)	2,014,828	$51,181
CLASS F
Subscriptions	51,596,780	$1,307,285
Share transfers between classes	(1,557,627)	(39,357)
Distributions reinvested	9,154,698	231,968
Share repurchases	(12,155,669)	(306,960)
Early repurchase deduction	—	137
Net increase (decrease)	47,038,182	$1,193,073
CLASS S
Subscriptions	17,220,721	$436,547
Share transfers between classes	119,378	2,978
Distributions reinvested	967,763	24,511
Share repurchases	(1,910,250)	(48,201)
Early repurchase deduction	—	18
Net increase (decrease)	16,397,612	$415,853
Total net increase (decrease)	151,737,936	$3,849,510

The following table summarizes transactions in Common Shares of beneficial interest during the year ended December 31, 2024:

	Shares	Amount
CLASS I
Subscriptions	55,226,525	$1,404,559
Share transfers between classes	1,180,147	30,134
Distributions reinvested	2,348,282	59,737
Share repurchases	(4,984,903)	(127,182)
Early repurchase deduction	—	8
Net increase (decrease)	53,770,051	$1,367,256
CLASS D
Subscriptions	14,495,667	$368,292
Share transfers between classes	218,726	5,475
Distributions reinvested	1,779,713	45,258
Share repurchases	(1,566,444)	(39,986)
Early repurchase deduction	—	3
Net increase (decrease)	14,927,662	$379,042
CLASS F
Subscriptions	49,560,391	$1,258,874
Share transfers between classes	(1,667,355)	(42,449)
Distributions reinvested	6,842,269	173,966
Share repurchases	(3,966,751)	(101,243)
Early repurchase deduction	—	14
Net increase (decrease)	50,768,554	$1,289,162
CLASS S
Subscriptions	14,523,921	$369,150
Share transfers between classes	268,482	6,840
Distributions reinvested	349,066	8,907
Share repurchases	(130,670)	(3,344)
Early repurchase deduction	—	1
Net increase (decrease)	15,010,799	$381,554
Total net increase (decrease)	134,477,066	$3,417,014

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
July 23, 2025	August 29, 2025	0.1600	0.0550	—	0.2150	33,412
August 26, 2025	September 30, 2025	0.1600	0.0550	—	0.2150	35,458
September 24, 2025	October 31, 2025	0.1600	0.0550	—	0.2150	36,845
October 27, 2025	November 28, 2025	0.1600	0.0550	—	0.2150	38,549
November 26, 2025	December 31, 2025	0.1600	0.0550	—	0.2150	41,642
December 24, 2025	January 30, 2026	0.1600	0.0550	—	0.2150	43,241
Total		$1.9200	$0.6600	$—	$2.5800	$403,505

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
July 23, 2025	August 29, 2025	0.1546	0.0550	—	0.2096	9,703
August 26, 2025	September 30, 2025	0.1546	0.0550	—	0.2096	9,950
September 24, 2025	October 31, 2025	0.1548	0.0550	—	0.2098	10,049
October 27, 2025	November 28, 2025	0.1546	0.0550	—	0.2096	9,768
November 26, 2025	December 31, 2025	0.1548	0.0550	—	0.2098	9,952
December 24, 2025	January 30, 2026	0.1546	0.0550	—	0.2096	10,093
Total		$1.8565	$0.6600	$—	$2.5165	$114,706

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
July 23, 2025	August 29, 2025	0.1493	0.0550	—	0.2043	43,253
August 26, 2025	September 30, 2025	0.1493	0.0550	—	0.2043	44,310
September 24, 2025	October 31, 2025	0.1496	0.0550	—	0.2046	45,185
October 27, 2025	November 28, 2025	0.1493	0.0550	—	0.2043	45,409
November 26, 2025	December 31, 2025	0.1496	0.0550	—	0.2046	46,192
December 24, 2025	January 30, 2026	0.1493	0.0550	—	0.2043	46,765
Total		$1.7933	$0.6600	$—	$2.4533	$506,027

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
July 23, 2025	August 29, 2025	0.1418	0.0550	—	0.1968	5,157
August 26, 2025	September 30, 2025	0.1418	0.0550	—	0.1968	5,619
September 24, 2025	October 31, 2025	0.1424	0.0550	—	0.1974	6,033
October 27, 2025	November 28, 2025	0.1418	0.0550	—	0.1968	6,197
November 26, 2025	December 31, 2025	0.1423	0.0550	—	0.1973	6,443
December 24, 2025	January 30, 2026	0.1418	0.0550	—	0.1968	6,627
Total		$1.7046	$0.6600	$—	$2.3646	$60,927
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
October 23, 2024	November 29, 2024	0.1600	0.0550	—	0.2150	20,329
November 27, 2024	December 31, 2024	0.1600	0.0550	—	0.2150	21,878
December 23, 2024	January 30, 2025	0.1600	0.0550	—	0.2150	23,307
Total		$1.9200	$0.6600	$—	$2.5800	$210,733

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
October 23, 2024	November 29, 2024	0.1546	0.0550	—	0.2096	8,768
November 27, 2024	December 31, 2024	0.1548	0.0550	—	0.2098	8,855
December 23, 2024	January 30, 2025	0.1546	0.0550	—	0.2096	9,254
Total		$1.8566	$0.6600	$—	$2.5166	$94,370

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
October 23, 2024	November 29, 2024	0.1492	0.0550	—	0.2042	34,348
November 27, 2024	December 31, 2024	0.1495	0.0550	—	0.2045	35,376
December 23, 2024	January 30, 2025	0.1492	0.0550	—	0.2042	36,172
Total		$1.7928	$0.6600	$—	$2.4528	$380,379

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
October 23, 2024	November 29, 2024	0.1416	0.0550	—	0.1966	2,692
November 27, 2024	December 31, 2024	0.1422	0.0550	—	0.1972	2,930
December 23, 2024	January 30, 2025	0.1416	0.0550	—	0.1966	3,144
Total		$1.7040	$0.6600	$—	$2.3640	$21,888
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the year ended December 31, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5800	$403,505	$2.5165	$114,706	$2.4533	$506,027	$2.3646	$60,927
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.5800	$403,505	$2.5165	$114,706	$2.4533	$506,027	$2.3646	$60,927
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
For additional information on our distributions and dividend reinvestment plan, see “Note 9. Net Assets” to the consolidated financial statements.
Share Repurchase Program
At the discretion of the Board, we have commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that we shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that we will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of our shareholders to resume offering to repurchase at least the Baseline Repurchase Amount.
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
The following table summarizes the share repurchases completed during the years ended December 31, 2025 and December 31, 2024:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%
August 29, 2025	5.00%	September 30, 2025	$176,480	6,983,778	1.65%
December 2, 2025	5.00%	December 31, 2025	$474,322	18,807,293	4.06%

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
December 2, 2024	5.00%	December 31, 2024	$110,805	4,330,004	1.40%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.
Borrowings
As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $12,989.7 million and $7,508.7 million, respectively, of debt outstanding.
A summary of our contractual payment obligations under our credit facilities, unsecured notes and debt securitization issuances as of December 31, 2025, is as follows:

	December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$758,407	$—	$—	$758,407	$—
HLEND B Funding Facility	833,783	—	—	833,783	—
HLEND C Funding Facility	510,000	—	—	—	510,000
HLEND D Funding Facility	757,110	—	757,110	—	—
HLEND E Funding Facility	906,290	—	—	906,290	—
Revolving Credit Facility	1,742,106	—	—	1,742,106	—
November 2027 Notes	155,000	—	155,000	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	250,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
June 2027 Notes	400,000	—	400,000	—	—
June 2030 Notes	500,000	—	—	500,000	—
September 2028-1 Notes	600,000	—	600,000	—	—
November 2030 Notes	500,000	—	—	500,000	—
2023 CLO Refinancing Secured Notes	578,000	—	—	—	578,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000
2025-4 CLO Secured Notes	850,000	—	—	—	850,000
Total	$12,989,696	$—	$3,111,110	$6,190,586	$3,688,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $3,421.9 million and $2,128.7 million, respectively.
Other Commitments and Contingencies

As of December 31, 2025 and 2024, $325.2 million and $236.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending or threatened litigation.
Related-Party Transactions
We entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the Managing Dealer Agreement
In addition to the aforementioned agreements, affiliates of the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions and in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Recent Developments
See “Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 13. Subsequent Events” for a summary of recent developments.
Critical Accounting Policies and Estimates

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

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies” in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K.
Investments and Fair Value Measurements
Consistent with GAAP and the 1940 Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the 1940 Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market, and as such, their fair values are determined using valuation techniques, primarily discounted cash flows, and to a lesser extent, market multiples and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market, such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see “Note 2. Significant Accounting Policies—Investments” and “Note 5. Fair Value Measurements”.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by us, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2025, 99.4% of our performing debt investments at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$740,949	$(387,006)	$353,943
Up 200 basis points	$493,940	$(258,004)	$235,936
Up 100 basis points	$246,931	$(129,002)	$117,929
Down 100 basis points	$(245,701)	$129,002	$(116,699)
Down 200 basis points	$(489,188)	$258,004	$(231,184)
Down 300 basis points	$(696,622)	$387,006	$(309,616)
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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of HPS Corporate Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of HPS Corporate Lending Fund and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Certain Level 3 Debt Investments Developed Using a Yield Analysis

As described in Note 5 to the consolidated financial statements, the Company had $23,198 million of level 3 investments measured at fair value as of December 31, 2025, with debt investments representing $23,076 million of this total. Investments classified within level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, management uses one or more valuation techniques of which sufficient and reliable data is available. For $17,136 million of those level 3 debt investments, the fair values were determined by management using a yield analysis valuation technique. The significant unobservable input used by management in the yield analysis is the discount rate based on comparable market yields.

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
March 20, 2026

We have served as the Company’s auditor since 2021.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $24,605,994 and $15,753,920 at December 31, 2025 and December 31, 2024, respectively)	$24,821,751	$15,790,937
Non-controlled/affiliated investments (amortized cost of $101,014 and $19,411 at December 31, 2025 and December 31, 2024, respectively)	99,425	19,969
Controlled/affiliated investments (amortized cost of $402,400 and $297,747 at December 31, 2025 and December 31, 2024, respectively)	416,244	320,350
Total investments at fair value (amortized cost of $25,109,408 and $16,071,078 at December 31, 2025 and December 31, 2024, respectively)	25,337,420	16,131,256
Cash	187,064	73,609
Cash equivalents	403,602	155,290
Interest receivable from non-controlled/non-affiliated investments	187,936	140,686
Interest receivable from non-controlled/affiliated investments	560	—
Dividend receivable from non-controlled/non-affiliated investments	62	68
Deferred financing costs	50,341	41,633
Deferred offering costs	2,175	915
Derivative assets, at fair value (Note 6)	50,869	43,003
Receivable for investments	83,891	32,428
Other assets	507	10,851
Total assets	$26,304,427	$16,629,739
LIABILITIES
Debt (net of unamortized debt issuance costs of $90,359 and $51,573 at December 31, 2025 and December 31, 2024, respectively)	$12,950,206	$7,445,580
Payable for investments purchased	2,699	75,489
Interest payable	171,991	104,735
Derivative liabilities, at fair value (Note 6)	20,792	11,510
Due to affiliates	16,726	13,881
Distribution payable (Note 9)	106,729	71,896
Payable for share repurchases (Note 9)	472,929	110,784
Management fees payable (Note 3)	13,732	9,377
Income based incentive fees payable (Note 3)	47,328	32,014
Capital gains incentive fees payable (Note 3)	—	12,950
Shareholder servicing and/or distribution fees payable	3,327	2,456
Accrued expenses and other liabilities	61,137	5,135
Total liabilities	13,867,596	7,895,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (493,104,572 and 341,366,636 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	4,931	3,414
Additional paid in capital	12,360,689	8,521,659
Distributable earnings (loss)	71,211	208,859
Total net assets	12,436,831	8,733,932
Total liabilities and net assets	$26,304,427	$16,629,739

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$4,855,520	$2,717,857
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	192,514,877	106,227,563
Net asset value per share	$25.22	$25.59
Class D Shares:
Net assets	$1,138,385	$1,103,246
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	45,135,208	43,120,380
Net asset value per share	$25.22	$25.59
Class F Shares:
Net assets	$5,629,111	$4,506,823
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	223,188,196	176,150,014
Net asset value per share	$25.22	$25.59
Class S Shares:
Net assets	$813,815	$406,006
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	32,266,291	15,868,679
Net asset value per share	$25.22	$25.59

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,971,925	$1,316,851	$854,132
Payment-in-kind interest income	123,617	71,589	35,821
Dividend income	4,938	4,033	489
Other income	2,588	5,644	2,938
From non-controlled/affiliated investments:
Interest income	1,813	—	—
Payment-in-kind interest income	1,296	—	—
From controlled/affiliated investments:
Dividend income	47,918	27,828	—
Total investment income	2,154,095	1,425,945	893,380
Expenses:
Interest expense	678,755	398,722	257,847
Management fees	137,563	90,242	52,852
Income based incentive fee	162,693	113,862	70,466
Capital gains incentive fee	(12,950)	9,432	3,518
Shareholder servicing and/or distribution fees
Class D	2,886	2,386	1,403
Class F	26,150	19,735	13,137
Class S	5,548	2,012	23
Professional fees	6,478	4,016	4,945
Board of Trustees’ fees	608	598	600
Administrative service expenses (Note 3)	6,164	4,477	2,459
Other general & administrative	14,024	9,780	7,685
Amortization of continuous offering costs	1,470	2,095	1,736
Total expenses	1,029,389	657,357	416,671
Net investment income before excise tax	1,124,706	768,588	476,709
Excise tax expense	7,493	5,120	1,531
Net investment income after excise tax	1,117,213	763,468	475,178
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(36,997)	(12,744)	(16,769)
Non-controlled/affiliated investments	—	—	(864)
Foreign currency forward contracts	(122,338)	27,225	(7,613)
Foreign currency transactions	227	5,759	(9,464)
Net realized gain (loss)	(159,108)	20,240	(34,710)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	177,606	(49,917)	230,599
Non-controlled/affiliated investments	(1,013)	373	185
Controlled/affiliated investments	(8,759)	24,113	(1,510)
Foreign currency forward contracts	(63,795)	52,107	(6,968)
Translation of assets and liabilities in foreign currencies	(123,590)	28,540	(8,173)
Net change in unrealized appreciation (depreciation)	(19,551)	55,216	214,133
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net realized and change in unrealized gain (loss)	(178,659)	75,456	179,423
Net increase (decrease) in net assets resulting from operations	$938,554	$838,924	$654,601
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$1,117,213	$763,468	$475,178
Net realized gain (loss)	(159,108)	20,240	(34,710)
Net change in unrealized appreciation (depreciation)	(19,551)	55,216	214,133
Net increase (decrease) in net assets resulting from operations	938,554	838,924	654,601
Distributions to common shareholders:
Class I	(403,505)	(210,733)	(118,577)
Class D	(114,706)	(94,370)	(62,793)
Class F	(506,027)	(380,379)	(285,572)
Class S	(60,927)	(21,888)	(380)
Net decrease in net assets resulting from distributions	(1,085,165)	(707,370)	(467,322)
Share transactions:
Class I:
Proceeds from shares sold	2,517,265	1,404,559	393,222
Share transfers between classes	85,773	30,134	31,876
Distributions reinvested	110,474	59,737	37,411
Repurchased shares, net of early repurchase deduction	(524,109)	(127,174)	(30,985)
Net increase (decrease) from share transactions	2,189,403	1,367,256	431,524
Class D:
Proceeds from shares sold	216,547	368,292	285,908
Share transfers between classes	(49,394)	5,475	(4,757)
Distributions reinvested	52,521	45,258	24,835
Repurchased shares, net of early repurchase deduction	(168,493)	(39,983)	(42,409)
Net increase (decrease) from share transactions	51,181	379,042	263,577
Class F:
Proceeds from shares sold	1,307,285	1,258,874	891,120
Share transfers between classes	(39,357)	(42,449)	(28,496)
Distributions reinvested	231,968	173,966	112,818
Repurchased shares, net of early repurchase deduction	(306,823)	(101,229)	(149,279)
Net increase (decrease) from share transactions	1,193,073	1,289,162	826,163
Class S:
Proceeds from shares sold	436,547	369,150	20,150
Share transfers between classes	2,978	6,840	1,377
Distributions reinvested	24,511	8,907	22
Repurchased shares, net of early repurchase deduction	(48,183)	(3,343)	—
Net increase (decrease) from share transactions	415,853	381,554	21,549
Total increase (decrease) in net assets	3,702,899	3,548,568	1,730,092
Net assets, beginning of period	8,733,932	5,185,364	3,455,272
Net assets, end of period	$12,436,831	$8,733,932	$5,185,364

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$938,554	$838,924	$654,601
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(167,834)	25,431	(229,274)
Net realized (gain) loss on investments	36,997	12,744	17,633
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	63,795	(52,107)	6,968
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	124,620	(30,386)	9,541
Net accretion of discount and amortization of premium, net	(93,213)	(93,070)	(39,470)
Amortization of deferred financing costs	11,042	8,334	6,232
Amortization of original issue discount and debt issuance costs	26,038	9,718	2,128
Amortization of offering costs	1,470	2,095	1,736
Payment-in-kind interest capitalized	(116,839)	(68,462)	(31,306)
Payment-in-kind dividends capitalized	(4,853)	(3,903)	(381)
Non-cash other income capitalized	(586)	—	(533)
Purchases of investments	(11,759,549)	(9,196,072)	(3,962,089)
Proceeds from sale of investments and principal repayments	2,899,713	2,481,486	672,531
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(47,250)	(49,552)	(39,356)
Interest receivable from non-controlled/affiliated investments	(560)	—	—
Dividend receivable from non-controlled/non-affiliated investments	6	15	(83)
Receivable for investments	(51,463)	72,710	(96,547)
Other assets	10,344	(10,040)	(401)
Payable for investments purchased	(72,790)	4,150	71,339
Interest payable	67,256	45,949	41,346
Due to affiliates	2,845	1,048	7,583
Management fees payable	4,355	3,786	5,591
Income based incentive fees payable	15,314	11,667	20,347
Capital gains incentive fees payable	(12,950)	9,432	3,518
Shareholder servicing and/or distribution fees payable	871	932	492
Accrued expenses and other liabilities	56,002	3,402	805
Net cash provided by (used in) operating activities	(8,068,665)	(5,971,769)	(2,877,049)
Cash flows from financing activities:
Borrowings on debt	16,441,872	8,263,013	6,305,857
Repayments of debt	(11,085,459)	(4,934,344)	(4,449,666)
Deferred financing costs paid	(19,750)	(19,142)	(16,870)
Debt issuance costs paid	(64,824)	(49,458)	(10,389)
Deferred offering costs paid	(2,730)	(2,119)	(2,317)
Proceeds from issuance of Common Shares	4,477,644	3,400,875	1,590,400
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Common Shares repurchased, net of early repurchase deduction	(685,463)	(224,419)	(169,013)
Distributions paid in cash	(630,858)	(422,513)	(256,419)
Net cash provided by (used in) financing activities	8,430,432	6,011,893	2,991,583
Net increase (decrease) in cash and cash equivalents	361,767	40,124	114,534
Cash and cash equivalents, beginning of period	228,899	188,775	74,241
Cash and cash equivalents, end of period	$590,666	$228,899	$188,775

Supplemental information and non-cash activities:
Interest paid during the period	$574,419	$334,721	$208,141
Taxes paid during the period	$5,428	$1,522	$819
Distribution payable	$106,729	$71,896	$74,907
Share repurchases accrued but not paid	$472,929	$110,784	$63,474
Reinvestment of distributions during the period	$419,474	$287,868	$175,086
Non-cash purchases of investments	$73,288	$3,045	$39,502
Non-cash sales of investments	$(73,288)	$(3,045)	$(39,502)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace and Defense
Arcfield Acquisition Corp (4)(8)(25)	SF +	5.00%	8.84%	10/28/2031		$88,906	$88,698	$89,594
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		11,100	(23)	(16)
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		2,572	(13)	(4)
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.74%	5/3/2029		40,593	39,908	40,593
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.72%	5/3/2029		3,050	3,012	3,050
Cadence - Southwick, Inc. (4)(6)(10)(24)	SF +	4.75%	8.60%	5/3/2028		17,561	8,390	8,586
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(189)	—
Carbon Topco, Inc. (4)(9)(25)	SF +	5.75%	9.59%	11/1/2030		71,569	70,417	71,569
Fastener Distribution Holdings, LLC (4)(9)(25)	SF +	4.75%	8.42%	11/4/2031		75,064	74,438	75,174
Fastener Distribution Holdings, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	11/4/2031		28,317	10,644	10,941
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	9.13%	1/9/2030		36,816	36,176	35,654
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	9.13%	1/9/2030		7,751	7,655	7,506
Frontgrade Technologies Holdings Inc. (4)(6)(9)(25)	SF +	5.00%	8.85%	1/10/2028		6,864	953	912
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	9.12%	1/9/2030		8,694	8,622	8,420
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.94%	1/9/2030		1,980	1,971	1,917
Goat Holdco LLC (5)(7)(24)	SF +	2.75%	6.47%	1/27/2032		7,396	7,325	7,424
RH Buyer Inc (4)(10)(25)	SF +	6.50%	10.48%	1/17/2031		117,013	115,048	113,926
RH Buyer Inc (4)(6)(10)(25)	SF +	6.50%	10.42%	1/17/2031		13,792	9,147	9,015
Tex-Tech Industries, Inc. (4)(9)(24)	SF +	4.75%	8.48%	1/13/2031		80,810	80,133	81,618
Tex-Tech Industries, Inc. (4)(6)(9)(24)	SF +	4.75%	8.48%	1/13/2031		18,094	10,692	11,037
Tex-Tech Industries, Inc. (4)(6)(9)(24)	SF +	4.75%	8.48%	1/13/2031		17,192	4,799	4,943
Titan BW Borrower L.P. (4)(8)(25)	SF +	5.38% (incl 2.88% PIK)	9.25%	7/24/2032		250,922	248,594	248,987
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		21,056	(204)	(162)
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		48,935	(459)	(377)
Valence Surface Technologies LLC (4)(10)(25)	SF +	8.25% (incl 6.50% PIK)	12.15%	6/13/2031		155,520	152,413	155,840
Valence Surface Technologies LLC (4)(10)(25)	SF +	7.00%	10.74%	6/13/2031		18,107	17,733	18,144
Valence Surface Technologies LLC (4)(6)(10)(25)	SF +	8.25% (incl 6.50% PIK)	11.92%	6/13/2031		27,161	26,008	26,637
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		13,777	(281)	—
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.22%	5/20/2032		7,418	1,062	1,113
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.22%	5/20/2032		11,114	5,100	5,222
West Star Aviation Acquisition, LLC (4)(9)(24)	SF +	4.50%	8.22%	5/20/2032		52,905	52,543	53,106
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(429)	—
WP CPP Holdings, LLC (4)(10)(25)	SF +	7.00% (incl 3.88% PIK)	10.77%	11/30/2029		206,712	203,710	211,394
							1,283,593	1,301,763	10.47%
Air Freight & Logistics
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032		26,224	(254)	(23)
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032		13,112	(123)	(12)
Zeppelin US Buyer Inc. (4)(9)(25)	SF +	4.75%	8.42%	8/2/2032		85,664	84,859	85,588
							84,482	85,553	0.69%
Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(29)	E +	5.50%	7.53%	2/13/2032	EUR	65,158	33,408	37,449
							33,408	37,449	0.30%
Automobile Components
ABC Group Holdings Inc (4)(5)(9)(28)	E +	5.88%	7.78%	8/22/2031	EUR	92,436	104,537	104,935

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
ABC Group Holdings Inc (4)(5)(9)(23)(28)	E +	6.88%	8.78%	8/22/2031	EUR	542	612	615
ABC Technologies Inc (4)(5)(9)(24)	SF +	5.75%	9.42%	8/22/2031	146,538		141,371	141,419
ABC Technologies Inc (4)(5)(9)(23)(24)	SF +	6.71%	10.38%	8/22/2031	868		837	837
Belron Finance 2019 LLC (8)(25)	SF +	2.25%	6.12%	10/16/2031	14,500		14,463	14,600
Clarios Global LP (7)(24)	SF +	2.50%	6.22%	5/6/2030	10,616		10,579	10,644
Clarios Global LP (7)(24)	SF +	2.75%	6.47%	1/28/2032	5,353		5,347	5,387
Tenneco Inc (8)(25)	SF +	5.00%	8.99%	11/17/2028	8,000		7,884	7,878
Tenneco Inc (8)(25)	SF +	4.75%	8.74%	11/17/2028	3,862		3,812	3,795
							289,442	290,110	2.33%
Beverages
Vital Bidco AB (4)(5)(10)(24)	SF +	4.25%	7.97%	10/29/2031	96,916		95,283	97,885
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(272)	—
							95,011	97,885	0.79%
Broadline Retail
Auctane Inc (4)(9)(26)	SF +	5.75%	9.58%	10/5/2028	24,250		24,250	23,593
Thrasio LLC (4)(10)(24)	SF +	8.00%	11.84%	6/18/2029	430		428	430
Thrasio LLC (4)(10)(19)(23)(24)	SF +	8.00%		6/18/2029	1,305		1,029	940
							25,707	24,963	0.20%
Building Products
Enstall Group B.V. (4)(5)(8)(19)(29)	E +	6.50%		8/30/2028	EUR	66,292	69,257	41,330
Fire Flow Intermediate Corporation (4)(9)(25)	SF +	4.75%	8.59%	7/10/2031	122,751		121,772	123,978
Hunter Douglas Inc (7)(25)	SF +	3.00%	6.67%	1/17/2032	2,283		2,273	2,298
Nexus Intermediate III, LLC (4)(9)(26)	SF +	4.75%	8.42%	12/6/2029	1,041		1,049	1,031
Saber Parent Holdings Corp (4)(7)(25)	SF +	4.50%	8.21%	12/16/2032	100,388		99,889	99,890
Saber Parent Holdings Corp (4)(6)(7)				12/16/2032	27,693		(138)	(138)
Saber Parent Holdings Corp (4)(6)(7)				12/16/2032	15,205		(76)	(76)
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.33%	12/19/2029	73		70	72
SWF Holdings I Corp (10)(24)	SF +	4.00%	7.83%	10/6/2028	667		636	442
SWF Holdings I Corp (6)(10)				12/19/2029	94		—	—
							294,732	268,827	2.16%
Capital Markets
DRW Holdings LLC (7)(24)	SF +	3.50%	7.22%	6/26/2031	13,209		13,152	13,056
Jump Financial LLC (7)(25)	SF +	3.50%	7.17%	2/26/2032	3,886		3,876	3,847
Wharf Street Ratings Acquisition LLC (4)(9)(24)	SF +	4.75%	8.47%	9/16/2032	256,275		253,816	254,473
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	28,475		(279)	(200)
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	30,241		(290)	(212)
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.47%	4/21/2028	39,618		39,333	39,618
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.47%	4/21/2028	14,224		14,137	14,224
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.47%	4/21/2028	9,639		9,559	9,639
Yes Energy LLC (4)(6)(10)				4/21/2028	2,443		—	—
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.47%	4/21/2028	7,432		7,347	7,432
							340,651	341,877	2.75%
Chemicals
Bakelite US Holdco Inc (7)(25)	SF +	3.75%	7.42%	12/23/2031	6,145		6,092	5,973
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.77%	11/9/2026	12,018		11,950	11,474
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.77%	11/9/2026	921		916	880
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.77%	11/9/2026	927		921	885
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.77%	11/9/2026	10,150		10,081	9,691
Discovery Purchaser Corp (8)(25)	SF +	3.75%	7.61%	10/4/2029	5,014		4,866	4,830

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Formerra LLC (4)(10)(24)	SF +	7.25%	11.22%	11/1/2028	103,551		101,926	102,570
Formerra LLC (4)(6)(10)				11/1/2028	12,031		(184)	(114)
Formerra LLC (4)(10)(24)	SF +	7.25%	11.22%	11/1/2028	4,166		4,100	4,127
Fortis 333 Inc (7)(25)	SF +	3.50%	7.17%	3/27/2032	2,238		2,233	2,222
Lummus Technology Holdings V LLC (7)(24)	SF +	2.50%	6.22%	12/31/2029	24,852		24,674	24,903
							167,575	167,441	1.35%
Commercial Services & Supplies
ABC Legal Holdings, LLC (4)(9)(25)	SF +	4.50%	8.34%	8/13/2032	80,458		79,698	81,263
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	24,138		(235)	241
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	16,200		(153)	—
Allied Universal Holdco LLC (7)(24)	SF +	3.25%	6.97%	8/20/2032	13,079		13,064	13,162
Apex Group Treasury LLC (5)(7)(25)	SF +	3.50%	7.39%	2/27/2032	13,480		13,362	12,740
Argos Health Holdings, Inc. (4)(9)(25)	SF +	5.00%	8.88%	12/3/2029	640		636	646
AVSC Holding Corp. (4)(9)(24)	SF +	5.00%	8.72%	12/5/2031	73,632		72,384	74,369
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660		(136)	—
Axiom Buyer, LLC (4)(10)(24)	SF +	6.50%	10.22%	1/14/2030	148,451		145,733	146,714
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(351)	(189)
Axiom Buyer, LLC (4)(6)(10)(24)	SF +	6.50%	10.22%	1/14/2030	18,189		10,840	10,960
Certania Beteiligungen GmbH (4)(5)(6)(7)				5/23/2029	EUR	22,824	(592)	(587)
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(187)	—
Coretrust Purchasing Group LLC (4)(9)(24)	SF +	5.00%	8.72%	10/1/2029	90,757		89,448	90,757
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	3,844		(27)	—
Eagle 2021 Lower Merger Sub, LLC (4)(9)(25)	SF +	5.00%	8.88%	12/3/2029	800		795	808
Guardian US Holdco LLC (8)(25)	SF +	3.50%	7.17%	1/31/2030	7,801		7,708	7,824
ImageFIRST Holdings, LLC (7)(25)	SF +	3.00%	6.73%	3/12/2032	4,643		4,633	4,655
Madison IAQ LLC (8)(25)	SF +	2.50%	6.70%	6/21/2028	1,240		1,213	1,248
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.84%	11/4/2030	21,279		21,212	17,116
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.67%	11/6/2028	3,351		3,319	2,695
NBG Acquisition Corp. (4)(6)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.67%	11/4/2030	2,909		1,975	1,418
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.22%	6/4/2032	119,700		118,602	118,970
NDT Global Holding Inc. (4)(5)(6)(8)(24)	SF +	4.50%	8.22%	6/4/2032	60,522		26,058	26,261
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	30,474		(280)	(186)
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.25%	8.99%	9/10/2030	100,602		99,030	100,076
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	30,800		(549)	(161)
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	16,125		(252)	(84)
Retail Services WIS Corporation (4)(10)(25)	SF +	7.00%	10.82%	8/29/2030	109,427		107,389	107,559
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	25,930		(501)	(443)
Sentinel Buyer Corp. (4)(6)(9)				11/6/2032	21,437		(180)	(210)
Sentinel Buyer Corp. (4)(9)(24)	SF +	5.00%	8.72%	11/6/2032	257,181		255,050	254,664
Team, Inc. (4)(10)(24)	SF +	6.25%	10.00%	3/12/2030	51,967		50,988	51,345
Team, Inc. (4)(6)(10)				3/12/2030	14,960		(309)	(179)
Victors Purchaser LLC (4)(8)(25)	SF +	4.50%	8.19%	12/23/2032	74,072		73,887	73,887
Victors Purchaser LLC (4)(6)(8)				12/23/2032	5,802		(29)	(14)
Victors Purchaser LLC (4)(6)(8)(24)	SF +	4.50%	8.23%	12/23/2032	11,035		887	914
Wasserman Media Group, LLC (7)(24)	SF +	3.00%	6.72%	6/23/2032	4,156		4,137	4,172
							1,198,267	1,202,411	9.67%
Communications Equipment
Ribbon Communications Operating Company, Inc (4)(5)(10)(24)	SF +	6.25%	9.97%	6/21/2029	54,994		54,231	55,553
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(88)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
							54,143	55,553	0.45%
Construction & Engineering
NRO Holdings III Corp. (4)(6)(9)(24)	SF +	5.25%	8.99%	7/15/2030	100		77	79
NRO Holdings III Corp. (4)(9)(25)	SF +	5.25%	9.15%	7/15/2031	677		666	683
NRO Holdings III Corp. (4)(6)(9)(25)	SF +	5.25%	9.01%	7/15/2031	214		130	135
Pike Corporation (4)(9)(25)	SF +	4.50%	8.20%	12/20/2032	119,012		118,419	118,419
Pike Corporation (4)(6)(9)				12/20/2032	25,872		(129)	(129)
Pike Corporation (4)(6)(9)				12/20/2032	19,117		(95)	(95)
							119,068	119,092	0.96%
Consumer Finance
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)(25)	SF +	7.75% PIK	11.60%	2/9/2028	25,578		25,496	25,681
							25,496	25,681	0.21%
Consumer Staples Distribution & Retail
DIA Finance S.L.U. (4)(5)(9)(29)	E +	6.75%	8.82%	12/27/2029	EUR	170,600	173,613	200,457
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.92%	3/29/2032	59,535		59,138	59,244
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.92%	3/29/2032	27,361		27,227	27,227
Puma Buyer LLC (4)(6)(8)				3/29/2032	15,248		(92)	(75)
SW Ingredients Holdings, LLC (4)(6)(9)(24)	SF +	5.00%	8.72%	5/2/2030	32,714		8,497	8,742
SW Ingredients Holdings, LLC (4)(9)(24)	SF +	5.00%	8.72%	5/2/2030	191,516		189,021	190,461
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	23,763		(333)	(131)
Vermont Aus Pty Ltd (4)(5)(9)(34)	B +	4.50%	8.29%	3/23/2028	AUD	34,409	25,431	22,962
Vermont Aus Pty Ltd (4)(5)(9)(34)	B +	4.50%	8.29%	3/23/2028	AUD	20,738	14,139	13,838
							496,641	522,725	4.20%
Containers & Packaging
BP Purchaser, LLC (4)(9)(25)	SF +	5.50%	9.48%	12/11/2028	28,402		28,165	22,625
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.75%	1/3/2030	EUR	13,743	14,683	16,200
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.75%	1/3/2030	EUR	73,978	79,040	87,203
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.82%	1/3/2030	EUR	30,443	30,754	35,885
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.82%	1/3/2030	EUR	26,638	26,910	31,399
Clydesdale Acquisition Holdings Inc (8)(24)	SF +	3.18%	6.89%	4/13/2029	7,576		7,562	7,591
							187,114	200,903	1.62%
Distributors
Johnstone Supply LLC (7)(24)	SF +	2.50%	6.23%	6/9/2031	6,228		6,221	6,270
Thermostat Purchaser III Inc (9)(25)	SF +	4.25%	7.92%	8/31/2028	7,900		7,900	7,887
							14,121	14,157	0.11%
Diversified Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)(35)	B +	9.38% PIK	13.20%	3/21/2028	AUD	61,678	39,547	33,405
AI Learning (Singapore) PTE. LTD. (4)(5)(12)(39)	SORA +	7.50%	9.00%	5/25/2027	SGD	45,400	33,198	34,946
American Academy Holdings, LLC (4)(17)(24)	SF +	9.75% (incl 5.25% PIK)	13.58%	6/30/2027	58,857		58,857	58,433
Club Car Wash Operating, LLC (4)(10)(25)	SF +	6.00%	9.82%	6/16/2027	23,808		23,707	23,705
Club Car Wash Operating, LLC (4)(10)(25)	SF +	6.00%	9.82%	6/16/2027	11,635		11,560	11,584
Club Car Wash Operating, LLC (4)(10)(25)	SF +	6.00%	9.82%	6/16/2027	36,565		36,136	36,407
Club Car Wash Operating, LLC (4)(10)(25)	SF +	6.00%	9.82%	6/16/2027	71,775		71,402	71,464
Club Car Wash Operating, LLC (4)(6)(10)(25)	SF +	6.00%	9.82%	6/16/2027	37,893		24,011	24,198
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.82%	4/30/2027	25,988		25,916	26,082
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.82%	4/30/2027	46,275		46,151	46,444
Houghton Mifflin Harcourt Company (8)(24)	SF +	5.25%	9.07%	4/9/2029	24,739		24,374	21,897
IXM Holdings, Inc. (4)(11)(25)	SF +	6.50%	10.49%	12/14/2029	18,241		18,060	18,241
IXM Holdings, Inc. (4)(11)(25)	SF +	6.50%	10.49%	12/14/2029	1,626		1,608	1,626

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
IXM Holdings, Inc. (4)(6)(11)(24)	SF +	6.50%	10.29%	12/14/2029	4,013	1,217	1,261
IXM Holdings, Inc. (4)(11)(25)	SF +	6.50%	10.29%	12/14/2029	976	962	976
KUEHG Corp. (5)(8)(25)	SF +	2.75%	6.42%	6/12/2030	2,362	2,358	2,300
Learning Care Group, Inc. (8)(25)	SF +	4.00%	7.86%	8/11/2028	1,955	1,940	1,636
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	9.04%	3/12/2029	12,262	12,204	11,542
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.87%	3/12/2029	45,864	45,173	43,169
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	9.03%	3/12/2029	31,166	31,038	29,336
Spotless Brands, LLC (4)(10)(25)	SF +	5.75%	9.62%	7/25/2028	103,194	102,283	103,123
Spotless Brands, LLC (4)(6)(10)(24)	SF +	5.75%	9.50%	7/25/2028	5,175	992	1,031
Spotless Brands, LLC (4)(10)(25)	SF +	5.75%	9.62%	7/25/2028	21,102	20,920	21,088
Spotless Brands, LLC (4)(10)(25)	SF +	5.75%	9.62%	7/25/2028	15,660	15,525	15,649
Spotless Brands, LLC (4)(10)(25)	SF +	5.50%	9.37%	7/25/2028	30,855	30,636	30,768
TruGreen Limited Partnership (9)(24)	SF +	4.00%	7.82%	11/2/2027	8,398	8,358	8,249
						688,133	678,560	5.45%
Diversified Telecommunication Services
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.82%	7/17/2028	13,583	13,493	13,214
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.82%	7/17/2028	2,875	2,860	2,797
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.82%	7/17/2028	1,143	1,136	1,112
						17,489	17,123	0.14%
Electric Utilities
Cricket Valley Energy Center LLC (4)(18)(25)	SF +	5.00%	8.75%	6/26/2030	78,705	76,941	77,049
						76,941	77,049	0.62%
Electrical Equipment
Arcline FM Holdings LLC (9)(25)	SF +	2.75%	6.42%	6/23/2030	18,109	18,109	18,207
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973	(164)	—
Truck-Lite Co, LLC (4)(6)(9)(24)	SF +	4.75%	8.48%	2/13/2032	32,813	12,522	12,990
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	16,303	(235)	—
Truck-Lite Co, LLC (4)(9)(24)	SF +	4.75%	8.48%	2/13/2032	90,785	89,437	90,785
Truck-Lite Co, LLC (4)(9)(24)	SF +	4.75%	8.48%	2/13/2032	3,398	3,367	3,398
Truck-Lite Co, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	2/13/2032	3,357	1,906	1,956
						124,942	127,336	1.02%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(10)(24)	SF +	6.00%	9.72%	11/8/2029	72,096	70,940	72,096
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.74%	1/27/2028	44,189	43,713	44,190
CC WDW Borrower, Inc. (4)(6)(10)(25)	SF +	6.75%	10.74%	1/27/2028	5,122	3,148	3,201
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.57%	1/27/2028	2,294	2,294	2,294
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.42%	7/20/2029	111,327	110,474	111,327
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.42%	7/20/2029	13,370	13,255	13,370
Dwyer Instruments Inc (4)(6)(9)(25)	SF +	4.75%	8.69%	7/20/2029	19,177	6,725	6,871
Hobbs & Associates LLC (7)(24)	SF +	2.75%	6.47%	7/23/2031	15,358	15,306	15,375
						265,855	268,724	2.16%
Energy Equipment & Services
Camin Cargo Control Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.24%	12/7/2029	63,276	62,467	61,200
Camin Cargo Control Holdings, Inc. (4)(6)(10)(25)	SF +	5.50%	9.34%	12/7/2029	9,657	6,479	6,338
Camin Cargo Control Holdings, Inc. (4)(6)(10)(24)	SF +	5.50%	9.25%	12/7/2029	9,702	5,082	4,888
						74,028	72,426	0.58%
Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,085	1,059	1,084
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.77%	6/18/2029	679	676	660
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.77%	6/18/2029	11,932	11,862	11,590

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Endeavor Operating Co LLC (5)(7)(24)	SF +	3.00%	6.72%	3/24/2032	8,178		8,142	8,235
Global Music Rights, LLC (4)(9)(25)	SF +	4.50%	8.17%	12/20/2031	439,167		435,414	443,559
Global Music Rights, LLC (4)(6)(9)				12/20/2031	46,796		(399)	—
Renaissance Financiere (4)(5)(7)(30)	E +	7.00%	9.04%	7/26/2028	EUR	34,871	35,760	35,086
							492,514	500,214	4.02%
Financial Services
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.83%	2/8/2031	EUR	44,620	46,677	52,448
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.83%	2/8/2031	EUR	6,374	6,756	7,492
AI Circle Bidco Limited (4)(5)(6)(10)(30)	E +	5.75%	7.88%	2/8/2031	EUR	66,803	51,774	54,415
Ascensus Holdings, Inc. (8)(24)	SF +	3.00%	6.72%	11/24/2032	14,005		13,970	14,008
Earps Bidco Limited (4)(5)(7)(31)	SN +	4.50%	8.23%	3/28/2032	GBP	37,700	48,143	51,324
Earps Bidco Limited (4)(5)(6)(7)(31)	SN +	4.50%	8.23%	3/28/2032	GBP	11,137	4,303	4,709
Earps Bidco Limited (4)(5)(7)(30)	E +	4.50%	6.62%	3/28/2032	EUR	2,144	2,457	2,544
Eisner Advisory Group LLC (8)(24)	SF +	4.00%	7.72%	2/28/2031	8,502		8,439	8,572
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.17%	3/12/2031	100,162		98,677	99,370
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.17%	3/12/2031	14,318		14,082	14,205
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(136)	(114)
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.37%	3/12/2031	14,088		13,956	13,977
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.17%	3/12/2031	24,358		24,137	24,166
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.37%	3/12/2031	57,428		56,875	56,974
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	17,272		(170)	(137)
Focus Financial Partners, LLC (7)(24)	SF +	2.50%	6.22%	9/15/2031	17,867		17,802	17,917
Harp Finco LTD (4)(5)(7)(31)	SN +	5.00%	8.72%	3/27/2032	GBP	113,774	144,713	151,309
June Purchaser LLC (7)(25)	SF +	2.75%	6.42%	11/28/2031	9,641		9,608	9,720
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	13
Madonna Bidco Ltd (4)(5)(7)(31)	SN +	5.25%	8.98%	10/25/2031	GBP	51,131	65,175	69,608
Madonna Bidco Ltd (4)(5)(6)(7)(31)	SN +	5.25%	8.98%	10/25/2031	GBP	10,435	450	858
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.42%	8/29/2031	22,543		22,361	22,531
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.42%	8/29/2031	16,259		16,119	16,250
MAI Capital Management Intermediate LLC (4)(6)(9)(25)	SF +	4.75%	8.44%	8/29/2031	5,625		994	1,037
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.42%	8/29/2031	4,947		4,901	4,944
More Cowbell II, LLC (4)(6)(9)				9/1/2029	5,393		(65)	(51)
More Cowbell II, LLC (4)(9)(27)	SF +	4.50%	7.99%	9/1/2030	36,476		35,989	36,130
Neon Maple US Debt Mergersub Inc (5)(7)(24)	SF +	2.50%	6.22%	11/17/2031	3,137		3,116	3,144
Oak Funding LLC (4)(6)(8)				12/2/2032	19,556		(194)	(193)
Oak Funding LLC (4)(8)(25)	SF +	4.50%	8.29%	12/2/2032	200,444		198,462	198,463
Orthrus Ltd (4)(5)(7)(31)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	35,278	44,397	47,196
Orthrus Ltd (4)(5)(7)(29)	E +	6.25% (incl 2.75% PIK)	8.28%	12/5/2031	EUR	31,516	32,953	36,766
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	10.01%	12/5/2031	83,266		82,066	82,648
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	7,149	(148)	(72)
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	10.15%	12/5/2031	12,023		11,841	11,934
Osaic Holdings Inc (7)(25)	SF +	3.00%	6.60%	7/30/2032	15,160		15,124	15,241
PEX Holdings LLC (7)(25)	SF +	2.75%	6.42%	11/26/2031	14,888		14,856	14,925
PF Finco PTY LTD (4)(5)(10)(35)	B +	6.75%	10.57%	5/30/2030	AUD	41,852	26,440	27,594
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	5,707	(71)	(46)
Priority Holdings, LLC (5)(8)(24)	SF +	3.75%	7.47%	7/30/2032	4,058		4,049	3,998
Transnetwork LLC (4)(8)(25)	SF +	4.75%	8.42%	12/30/2030	68,369		67,717	64,950
Travelex Issuerco 2 PLC (4)(5)(14)(31)	SN +	8.00%	11.72%	9/22/2028	GBP	21,850	26,164	29,958
Violin Finco Guernsey Limited (4)(5)(7)(31)	SN +	5.25%	8.98%	6/24/2031	GBP	80,205	100,968	108,109

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(70)	—
							1,335,648	1,378,834	11.09%
Food Products
Aspire Bakeries Holdings LLC (7)(24)	SF +	3.50%	7.22%	12/23/2030	9,442		9,413	9,509
Specialty Ingredients, LLC (4)(9)(24)	SF +	5.50%	9.32%	2/12/2029	87,987		87,124	87,987
Specialty Ingredients, LLC (4)(6)(9)				2/12/2029	11,279		(108)	—
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.42%	10/2/2030	58,504		57,611	58,504
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.42%	10/2/2030	16,251		15,996	16,251
Sugar PPC Buyer LLC (4)(6)(10)(26)	SF +	4.75%	8.35%	10/2/2030	14,453		4,196	4,321
							174,232	176,572	1.42%
Gas Utilities
Energos Infrastructure Holdings Finance LLC (4)(5)(10)(25)	SF +	5.75%	9.52%	8/13/2027	39,404		39,159	39,404
							39,159	39,404	0.32%
Health Care Equipment & Supplies
ABB/CON-CISE Optical Group LLC (4)(9)(25)	SF +	7.50%	11.34%	2/23/2028	21,259		21,057	20,805
Agiliti Health, Inc. (7)(25)	SF +	3.00%	6.86%	5/1/2030	9,977		9,597	9,797
Bausch + Lomb Corporation (5)(7)(24)	SF +	4.00%	7.72%	1/15/2031	9,963		9,963	9,988
Bausch + Lomb Corporation (5)(7)(24)	SF +	4.25%	7.97%	1/15/2031	39,761		39,580	40,228
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.42%	9/30/2032	148,054		146,628	146,838
Bayou Intermediate II, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	9/30/2032	40,378		15,622	15,685
Bayou Intermediate II, LLC (4)(6)(9)				9/30/2032	25,989		(250)	(213)
Ensemble RCM LLC (7)(25)	SF +	3.00%	6.84%	8/1/2029	11,578		11,529	11,649
Femur Buyer Inc (4)(10)(25)	SF +	7.50% PIK	11.36%	10/23/2030	108,608		106,625	104,623
Femur Buyer Inc (4)(6)(10)				10/23/2030	2,414		—	(89)
Limpio Bidco GMBH (4)(5)(7)(29)	E +	5.20%	7.26%	10/31/2030	EUR	63,783	66,177	74,938
Medline Borrower LP (8)(24)	SF +	1.75%	5.47%	10/23/2030	14,909		14,815	14,981
Resonetics, LLC (9)(25)	SF +	2.75%	6.59%	6/18/2031	38,155		38,081	38,279
Spruce Bidco II Inc (4)(6)(13)				1/31/2032	43,899		(572)	(167)
Spruce Bidco II Inc (4)(9)(25)	SF +	4.75%	8.45%	1/31/2032	163,707		161,574	163,084
Spruce Bidco II Inc (4)(9)(36)	C +	4.75%	7.00%	1/31/2032	CAD	34,825	23,731	25,286
Spruce Bidco II Inc (4)(9)(40)	TN +	5.00%	5.75%	1/31/2032	JPY	3,725,492	23,742	23,703
Spruce Bidco II Inc (4)(9)(23)(25)	SF +	6.24%	9.93%	1/31/2032	948		936	945
TecoStar Holdings Inc (4)(10)(25)	SF +	8.00%	11.93%	7/6/2029	126,897		125,166	126,713
Viant Medical Holdings, Inc. (7)(24)	SF +	4.00%	7.72%	10/29/2031	17,325		17,252	17,180
Zeus Company LLC (4)(9)(25)	SF +	6.00% (incl 3.00% PIK)	9.67%	2/28/2031	124,127		122,772	115,595
Zeus Company LLC (4)(6)(9)(25)	SF +	5.50%	9.17%	2/28/2031	23,019		11,189	9,877
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506		(224)	(1,288)
							964,990	968,437	7.79%
Health Care Providers & Services
123Dentist Inc (4)(5)(9)(36)	C +	5.00%	7.27%	8/10/2029	CAD	23,695	16,775	17,264
123Dentist Inc (4)(5)(9)(36)	C +	5.00%	7.27%	8/10/2029	CAD	56,193	43,049	40,942
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.97%	7/2/2031	157,020		155,170	156,160
AB Centers Acquisition Corporation (4)(6)(9)(24)	SF +	5.25%	8.97%	7/2/2031	28,737		9,924	10,140
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.97%	7/2/2031	52,844		52,478	52,554
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.97%	7/2/2031	128,188		127,292	127,487
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	24,356		(250)	(133)
AB Centers Acquisition Corporation (4)(9)(23)(24)	SF +	6.32%	10.04%	7/2/2031	1,326		1,317	1,319
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.97%	7/2/2031	5,770		5,728	5,738
Aspen Dental Management Inc. (8)(24)	SF +	3.75%	7.58%	12/23/2027	3,268		3,231	3,108
Aspen Dental Management Inc. (7)(24)	SF +	5.75%	9.47%	12/23/2027	845		849	813
ATI Holdings Acquisition, Inc. (4)(5)(10)(27)	SF +	7.25%	11.03%	2/24/2028	41,092		40,794	39,067

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Baart Programs, Inc. (4)(10)(19)(25)	SF +	5.00% PIK		6/11/2027	9,968	9,935	7,544
Blazing Star Shields Direct Parent, LLC (4)(10)(25)	SF +	6.00%	9.82%	8/28/2030	494,393	485,188	485,926
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	21,972	(409)	(376)
Charlotte Buyer Inc (8)(24)	SF +	4.25%	8.01%	2/11/2028	24,812	24,190	24,417
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	6,558	(92)	66
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674	(200)	—
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.72%	8/7/2031	170,127	168,360	171,827
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.72%	8/7/2031	19,118	18,860	19,308
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	25,062	(357)	251
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.37%	3/15/2027	122,013	121,523	121,073
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.37%	3/15/2027	15,653	15,591	15,532
Diagnostic Services Holdings, Inc. (4)(6)(10)(24)	SF +	5.50%	9.37%	3/15/2027	2,993	1,684	1,673
EPFS Buyer, Inc. (4)(9)(25)	SF +	4.50%	8.17%	7/31/2031	33,567	33,255	33,503
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	5,722	(55)	(11)
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	3,814	(35)	(7)
ERC Topco Holdings, LLC (4)(10)(25)	SF +	6.50% PIK	10.43%	3/31/2030	7,662	7,260	7,662
ERC Topco Holdings, LLC (4)(6)(10)(25)	SF +	5.50%	9.43%	3/31/2030	1,561	1,272	1,412
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127	(234)	—
FC Compassus LLC (4)(9)(24)	SF +	5.75% (incl 1.50% PIK)	9.47%	11/26/2030	146,177	144,400	147,639
FC Compassus LLC (4)(6)(9)(24)	SF +	5.75% (incl 1.50% PIK)	9.47%	11/26/2030	15,821	1,562	1,934
FC Compassus LLC (4)(9)(23)(24)	SF +	7.02% (incl 2.09% PIK)	10.74%	11/26/2030	1,180	1,166	1,192
FC Compassus LLC (4)(6)(9)(23)(24)	SF +	6.99% (incl 2.07% PIK)	10.70%	11/26/2030	128	13	16
Global Medical Response Inc (7)(25)	SF +	3.50%	7.38%	10/1/2032	25,000	24,940	25,186
Indigo Purchaser, Inc. (4)(9)(25)	SF +	5.00%	8.67%	11/21/2031	111,267	109,863	112,380
Indigo Purchaser, Inc. (4)(6)(9)(25)	SF +	5.00%	8.87%	11/21/2031	25,601	1,638	2,246
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478	(221)	—
Kabafusion Parent LLC (4)(9)(25)	SF +	4.75%	8.42%	11/24/2031	89,325	88,571	89,325
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700	(98)	—
Kabafusion Parent LLC (4)(9)(25)	SF +	4.75%	8.42%	11/24/2031	58,664	58,125	58,664
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.22%	2/13/2031	153,353	151,546	153,431
MB2 Dental Solutions, LLC (4)(6)(9)(24)	SF +	5.50%	9.22%	2/13/2031	13,909	2,301	2,504
MB2 Dental Solutions, LLC (4)(6)(9)(24)	SF +	5.50%	9.22%	2/13/2031	53,905	27,065	27,990
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.22%	2/13/2031	22,207	21,843	22,218
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	4.75%	8.35%	6/3/2030	43,868	43,191	43,868
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	4.75%	8.35%	6/3/2030	14,623	14,397	14,623
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(69)	—
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160	(83)	—
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	4.75%	8.35%	6/3/2030	16,480	16,346	16,480
Parexel International, Inc. (8)(24)	SF +	2.75%	6.47%	12/12/2031	16,590	16,493	16,666
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	5.00%	8.85%	3/14/2028	26,469	26,268	26,469
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	5.00%	8.85%	3/14/2028	9,070	9,008	9,070
Plasma Buyer LLC (4)(9)(19)(25)	SF +	5.75% PIK		5/12/2029	86,973	81,936	63,036
Plasma Buyer LLC (4)(9)(19)(25)	SF +	6.25% PIK		5/12/2029	3,293	3,089	2,397
Plasma Buyer LLC (4)(6)(9)(19)(25)	SF +	5.75% PIK		5/12/2028	9,935	9,338	7,458
PPV Intermediate Holdings, LLC (4)(9)(25)	SF +	5.75%	9.57%	8/31/2029	21,287	21,080	21,082
PPV Intermediate Holdings, LLC (4)(6)(9)(25)	SF +	5.75%	9.63%	8/31/2029	2,965	340	342
Precision Medicine Group, LLC (7)(25)	SF +	3.50%	7.17%	8/20/2032	7,980	7,942	8,032
Premise Health Holding Corp (4)(9)(25)	SF +	4.50%	8.17%	11/8/2032	30,277	29,980	29,980
Premise Health Holding Corp (4)(6)(9)				11/6/2032	12,789	(126)	(125)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Premise Health Holding Corp (4)(6)(9)				11/6/2031	2,984	(29)	(29)
Prism One Buyer, LLC (4)(9)(25)	SF +	5.25%	8.92%	10/11/2032	68,376	67,714	67,714
Prism One Buyer, LLC (4)(6)(9)(25)	SF +	5.25%	8.92%	10/11/2032	18,000	1,626	1,626
Project Alliance Buyer, LLC (4)(9)(25)	SF +	5.00%	8.82%	8/27/2031	52,651	51,907	52,300
Project Alliance Buyer, LLC (4)(6)(9)				8/27/2031	10,101	(143)	(67)
PTSH Intermediate Holdings, LLC (4)(9)(25)	SF +	5.50%	9.32%	12/17/2027	20,258	20,119	20,258
PTSH Intermediate Holdings, LLC (4)(9)(25)	SF +	5.50%	9.32%	12/17/2027	3,862	3,834	3,862
Raven Acquisition Holdings LLC (7)(24)	SF +	3.00%	6.72%	11/19/2031	19,633	19,526	19,719
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,413	(8)	6
Solis Mammography Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.67%	5/29/2032	197,132	194,425	194,996
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	21,807	(315)	(236)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	33,548	(443)	(330)
Southern Veterinary Partners LLC (7)(25)	SF +	2.50%	6.37%	12/4/2031	5,823	5,787	5,823
Syneos Health Inc (7)(25)	SF +	4.00%	7.67%	9/27/2030	14,884	14,812	14,918
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695	2,709	2,710
Tivity Health Inc (4)(9)(24)	SF +	5.00%	8.72%	6/28/2029	128,516	127,145	128,516
TTF Lower Intermediate LLC (7)(26)	SF +	3.75%	7.79%	7/18/2031	11,996	11,835	9,777
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.63%	7/17/2028	42,413	42,040	42,212
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.61%	7/17/2028	26,010	25,790	25,887
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.60%	7/17/2028	32,176	31,903	32,024
Vaxcare Intermediate II LLC (4)(8)(25)	SF +	4.50%	8.17%	6/17/2032	59,557	59,007	59,574
Vaxcare Intermediate II LLC (4)(6)(8)				6/17/2032	11,986	(111)	—
WCAS XIII Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2029	135,630	134,070	133,392
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2032	56,433	55,533	55,455
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2032	8,342	8,205	8,197
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2032	15,932	15,662	15,656
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2032	13,613	13,360	13,377
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.92%	12/31/2032	3,581	3,512	3,519
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.94%	12/31/2032	8,450	8,282	8,304
						3,171,691	3,167,522	25.47%
Health Care Technology
AthenaHealth Group Inc. (8)(24)	SF +	2.75%	6.47%	2/15/2029	18,039	17,911	18,096
Azalea Topco, Inc. (7)(24)	SF +	3.00%	6.72%	4/30/2031	11,859	11,791	11,896
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286	(51)	103
HT Intermediary III, Inc. (4)(9)(24)	SF +	4.50%	8.22%	11/12/2030	42,004	41,833	42,424
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	3,857	(16)	—
Project Ruby Ultimate Parent Corp (7)(24)	SF +	2.75%	6.58%	3/10/2028	22,634	22,569	22,720
Zelis Payments Buyer, Inc. (7)(24)	SF +	2.75%	6.47%	9/28/2029	10,801	10,766	10,711
Zelis Payments Buyer, Inc. (7)(24)	SF +	3.25%	6.97%	11/26/2031	4,950	4,929	4,919
						109,732	110,869	0.89%
Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (4)(9)(25)	SF +	4.50%	8.17%	11/17/2032	104,338	103,824	103,815
Birdie Bidco, Inc. (4)(6)(9)				11/17/2032	30,292	(150)	(152)
Birdie Bidco, Inc. (4)(6)(9)(25)	SF +	4.50%	8.17%	11/17/2032	18,850	2,019	2,017
ClubCorp Holdings Inc (4)(10)(25)	SF +	5.00%	8.67%	7/9/2032	124,698	122,955	123,142
ClubCorp Holdings Inc (4)(6)(10)				7/9/2032	8,153	(118)	(102)
ClubCorp Holdings Inc (4)(6)(10)				7/10/2031	16,153	(223)	(184)
Crunch Holdings LLC (4)(9)(24)	SF +	4.50%	8.22%	9/26/2031	58,354	58,088	58,937
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922	(36)	—
Fertitta Entertainment LLC (8)(24)	SF +	3.25%	6.97%	1/27/2029	9,751	9,571	9,760

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Flynn Restaurant Group LP (7)(24)	SF +	3.75%	7.47%	1/28/2032	20,041		19,953	20,146
HB AcquisitionCo Pty Ltd (4)(5)(8)(34)	B +	6.50%	10.19%	8/7/2029	AUD	32,211	21,290	21,194
HB AcquisitionCo Pty Ltd (4)(5)(8)(34)	B +	6.50%	10.18%	8/7/2029	AUD	3,579	2,314	2,355
LC Ahab US Bidco LLC (7)(24)	SF +	3.00%	6.72%	5/1/2031	10,087		9,939	10,129
Legends Hospitality Holding Company, LLC (4)(6)(9)(24)	SF +	5.00%	8.73%	8/22/2031	5,502		4,466	4,491
Legends Hospitality Holding Company, LLC (4)(6)(9)(24)	SF +	5.00%	8.73%	8/22/2030	14,733		4,560	4,401
Legends Hospitality Holding Company, LLC (4)(9)(24)	SF +	5.50% (incl 2.75% PIK)	9.23%	8/22/2031	96,480		94,346	95,219
ONE Group, LLC (4)(10)(25)	SF +	6.50%	10.34%	5/1/2029	49,774		48,781	48,552
ONE Group, LLC (4)(6)(7)(25)	SF +	6.00%	9.84%	10/31/2028	6,649		1,038	946
Saga Mid Co Limited (4)(5)(10)(31)	SN +	6.75%	10.49%	2/27/2031	GBP	100,868	124,389	139,119
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(881)	943
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(140)	157
Travel Leaders Group, LLC (4)(14)(24)	SF +	7.50% (incl 3.50% PIK)	11.32%	3/27/2028	143,665		142,163	142,419
Voyager Parent LLC (7)(24)	SF +	4.75%	8.42%	7/1/2032	14,782		14,370	14,811
							782,518	802,115	6.45%
Household Durables
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	11.13%	6/23/2028	51,137		50,813	42,385
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	11.13%	6/23/2028	12,254		12,204	10,157
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	11.13%	6/23/2028	13,565		13,510	11,243
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	11.13%	6/23/2028	4,507		4,489	3,736
							81,016	67,521	0.54%
Independent Power and Renewable Electricity Producers
Dimension Energy LLC (4)(6)(14)(25)	SF +	4.00%	7.67%	2/29/2028	60,064		11,762	11,759
Hamilton Projects Acquiror LLC (7)(24)	SF +	2.50%	6.22%	5/30/2031	19,589		19,543	19,756
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	26,998		26,659	26,478
IP Operations II Investco, LLC (4)(15)(26)	SF +	5.50%	9.10%	6/26/2029	24,640		24,297	24,698
Lackawanna Energy Center LLC (7)(25)	SF +	3.00%	6.78%	8/5/2032	8,358		8,338	8,428
Palmetto TE Borrower LLC (4)(14)(25)	SF +	5.50%	9.17%	11/1/2027	123,577		122,471	122,469
Palmetto TE Borrower LLC (4)(6)(14)(25)	SF +	5.50%	9.17%	11/1/2027	48,798		47,710	47,709
Sunzia UpperCo LLC (4)(16)(25)	SF +	5.00%	8.69%	6/30/2026	25,000		25,000	25,000
							285,780	286,297	2.30%
Insurance
Acrisure LLC (7)(24)	SF +	3.00%	6.72%	11/6/2030	19,857		19,848	19,867
Acrisure LLC (7)(24)	SF +	3.25%	6.97%	6/20/2032	4,975		4,963	4,987
Alera Group Intermediate Holdings, Inc. (8)(24)	SF +	3.25%	6.97%	5/30/2032	7,980		7,943	8,027
Alliant Holdings Intermediate, LLC (7)(24)	SF +	2.50%	6.22%	9/19/2031	18,511		18,384	18,574
AmWINS Group Inc (9)(24)	SF +	2.25%	5.97%	1/30/2032	10,117		10,106	10,157
Amynta Agency Borrower Inc (7)(24)	SF +	2.75%	6.47%	12/29/2031	19,990		19,658	20,059
Broadstreet Partners Group LLC (7)(24)	SF +	2.75%	6.47%	6/13/2031	12,039		11,975	12,092
CRC Insurance Group LLC (7)(25)	SF +	2.75%	6.42%	5/6/2031	10,049		10,010	10,078
Galway Borrower LLC (4)(9)(25)	SF +	4.50%	8.17%	9/29/2028	117,211		116,936	117,211
Galway Borrower LLC (4)(6)(9)(25)	SF +	4.50%	8.19%	9/29/2028	4,449		763	778
Global Gruppe GmbH (4)(5)(7)(30)	E +	6.75%	8.85%	2/1/2030	EUR	38,764	44,160	44,739
Goosehead Insurance Holdings LLC (4)(5)(7)(24)	SF +	3.00%	6.75%	1/8/2032	3,491		3,484	3,513
Higginbotham Insurance Agency Inc (4)(10)(25)	SF +	4.50%	8.17%	6/11/2031	42,047		41,791	42,047
Higginbotham Insurance Agency Inc (4)(6)(10)				6/11/2031	3,833		(34)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	11,048
HUB International Ltd (7)(25)	SF +	2.25%	6.12%	6/20/2030	11,638		11,552	11,711
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	362		(2)	(3)
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	1,189		(10)	(9)
Integrity Marketing Acquisition LLC (4)(9)(25)	SF +	5.00%	8.82%	8/25/2028	65,816		65,541	65,306
Jones Deslauriers Insurance Management Inc (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,473	15,191
Koala Investment Holdings Inc (4)(9)(25)	SF +	4.50%	8.17%	8/29/2032	118,126		117,002	117,199
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	11,529		(110)	(90)
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	22,775		(222)	(179)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	4,060	(63)	—
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)(29)	E +	5.25%	7.27%	2/5/2032	EUR	53,590	55,071	63,592
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	9,744	(152)	114
OneDigital Borrower LLC (8)(24)	SF +	3.00%	6.72%	7/2/2031	14,662		14,610	14,717
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	2,463		(10)	—
Sig Parent Holdings, LLC (4)(9)(24)	SF +	4.75%	8.47%	8/21/2031	21,137		21,052	21,212
Summit Acquisition Inc. (7)(24)	SF +	3.50%	7.22%	10/16/2031	17,413		17,341	17,565
Trucordia Insurance Services LLC (7)(24)	SF +	3.25%	6.97%	6/17/2032	6,898		6,882	6,863
USI Inc (7)(25)	SF +	2.25%	5.92%	9/29/2030	12,743		12,727	12,781
USI Inc (7)(25)	SF +	2.25%	5.92%	11/21/2029	1,904		1,904	1,911
							658,090	671,058	5.40%
Interactive Media & Services
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)(29)	E +	4.75%	6.78%	5/29/2031	EUR	125,373	137,802	148,774
							137,802	148,774	1.19%
IT Services
Delta Topco, Inc. (7)(24)	SF +	2.75%	6.58%	11/30/2029	19,004		18,957	18,937
GovCIO Buyer Company (4)(9)(25)	SF +	5.25%	8.92%	7/9/2031	144,788		142,743	142,956
Hostinger Investments Sarl (4)(5)(6)(7)				11/19/2032	EUR	39,880	(684)	(691)
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	6.68%	11/19/2032	EUR	119,640	135,840	138,491
Mediaocean LLC (8)(24)	SF +	3.50%	7.32%	12/15/2028	6,755		6,750	6,672
Meralm Bidco AB (4)(5)(8)(30)	E +	6.25% (incl 2.25% PIK)	8.31%	8/29/2031	EUR	33,596	36,692	36,048
Meralm Bidco AB (4)(5)(8)(26)	SF +	6.25% (incl 2.25% PIK)	9.96%	8/29/2031	14,008		13,842	12,793
Meralm Bidco AB (4)(5)(8)(38)	ST +	6.25% (incl 2.25% PIK)	8.37%	8/29/2031	SEK	422,944	40,716	41,954
Meralm Bidco AB (4)(5)(8)(37)	N +	6.25% (incl 2.25% PIK)	10.57%	8/29/2031	NOK	269,391	25,099	24,405
Meralm Bidco AB (4)(5)(8)(30)	E +	9.50% (incl 4.75% PIK)	11.56%	8/29/2031	EUR	48,964	53,493	56,530
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(78)	(529)
							473,370	477,566	3.84%
Life Sciences Tools & Services
Advarra Holdings, Inc. (4)(10)(24)	SF +	4.50%	8.22%	9/13/2031	126,280		125,766	127,542
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031	6,020		(27)	60
Advarra Holdings, Inc. (4)(10)(24)	SF +	4.50%	8.22%	9/13/2031	68,071		67,091	68,752
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.22%	9/15/2031	14,711		14,639	14,858
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.84%	9/30/2030	2,848		2,823	2,848
Bamboo US BidCo LLC (4)(6)(10)(24)	SF +	5.00%	8.73%	9/30/2030	2,855		2,349	2,375
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.84%	9/30/2030	82,562		80,942	82,562
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(398)	—
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.84%	9/30/2030	15,365		15,028	15,365
Bamboo US BidCo LLC (4)(10)(29)	E +	5.00%	7.07%	9/30/2030	EUR	62,490	64,810	73,419
Cambrex Corporation (4)(9)(24)	SF +	4.50%	8.22%	3/6/2032	110,007		109,036	111,107
Cambrex Corporation (4)(6)(9)(24)	SF +	4.50%	8.33%	3/6/2032	18,341		886	1,048

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Cambrex Corporation (4)(6)(9)				3/6/2032	16,460		(155)	165
Cambrex Corporation (4)(6)(9)				3/6/2032	6,121		(61)	61
PerkinElmer U.S. LLC (4)(10)(24)	SF +	4.75%	8.48%	3/13/2029	21,608		21,506	21,587
PerkinElmer U.S. LLC (4)(10)(24)	SF +	4.75%	8.48%	3/13/2029	253,534		249,970	253,287
Phantom Purchaser Inc (4)(9)(25)	SF +	4.75%	8.42%	9/19/2031	100,546		99,637	100,546
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(140)	—
WCG Intermediate Corp (10)(24)	SF +	3.00%	6.72%	2/25/2032	15,247		15,155	15,301
							868,857	890,883	7.16%
Machinery
LSF12 Donnelly Bidco, LLC (4)(10)(24)	SF +	6.50%	10.22%	10/2/2029	19,479		19,175	19,479
Madison Safety & Flow LLC (7)(24)	SF +	2.50%	6.23%	9/26/2031	3,464		3,457	3,492
Radwell Parent, LLC (4)(9)(25)	SF +	5.50%	9.17%	4/2/2029	150,716		148,378	150,715
Radwell Parent, LLC (4)(6)(9)(25)	SF +	5.50%	9.17%	4/3/2028	13,271		2,072	2,212
Roper Industrial Products Investment Co (8)(25)	SF +	2.75%	6.42%	11/22/2029	20,293		19,937	20,439
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.57%	12/27/2031	17,030		4,061	4,204
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	12/27/2031	8,731		2,754	2,823
Rotation Buyer, LLC (4)(9)(25)	SF +	4.75%	8.42%	12/27/2031	66,041		65,477	65,994
Time Manufacturing Holdings LLC (4)(6)(9)(24)	SF +	6.50%	10.33%	12/1/2027	1,002		866	641
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.57%	12/1/2027	EUR	4,822	5,058	4,304
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.57%	12/1/2027	EUR	8,492	9,529	7,580
Time Manufacturing Holdings LLC (4)(9)(25)	SF +	6.50%	10.49%	12/1/2027	12,243		12,156	9,410
TK Elevator US Newco Inc (5)(8)(26)	SF +	2.75%	6.95%	4/30/2030	14,918		14,790	15,028
							307,710	306,321	2.46%
Media
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.42%	3/14/2029	53,428		52,917	53,428
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795		(101)	—
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.42%	3/14/2029	12,393		12,287	12,393
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.42%	3/14/2029	9,983		9,902	9,983
2080 Media, Inc. (4)(6)(9)				3/14/2029	27,282		(249)	—
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.57%	3/14/2029	8,771		5,824	5,904
Arc Media Holdings Limited (4)(5)(10)(25)	SF +	7.25%	11.24%	10/29/2027	39,914		39,544	39,494
Arc Media Holdings Limited (4)(5)(6)(10)(25)	SF +	7.25%	11.14%	10/29/2027	2,766		2,589	2,585
Directv Financing, LLC (9)(25)	SF +	5.00%	9.10%	8/2/2027	806		800	808
Law Business Research Inc. (4)(5)(8)(26)	SF +	5.25%	8.94%	5/19/2031	46,320		45,361	46,320
LOCI Bidco Limited (4)(5)(8)(31)	SN +	5.25%	9.03%	5/19/2031	GBP	73,522	91,624	99,100
LOCI Bidco Limited (4)(5)(8)(26)	SF +	5.25%	9.29%	5/19/2031	12,087		11,855	12,087
Mediaworks Holdings Limited (4)(5)(9)(33)	BB +	6.00%	8.54%	10/17/2028	NZD	32,230	18,361	18,412
Shelley Bidco Pty Ltd (4)(5)(6)(9)(35)	B +	6.00%	10.02%	10/17/2028	AUD	16,816	1,300	1,324
Shelley Bidco Pty Ltd (4)(5)(9)(35)	B +	6.00%	9.69%	10/17/2028	AUD	143,997	92,930	95,418
							384,944	397,256	3.19%
Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.34%	7/31/2029	118,301		114,572	110,733
Alchemy US Holdco 1 LLC (4)(10)(29)	E +	6.50%	8.57%	7/31/2029	EUR	24,961	26,167	27,341
Alchemy US Holdco 1 LLC (4)(6)(10)(25)	SF +	6.50%	10.34%	7/31/2029	10,229		913	633
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.67%	4/10/2029	57,265		56,316	56,001
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.67%	4/10/2029	15,342		14,962	15,003
Star Holding LLC (7)(24)	SF +	4.50%	8.22%	7/31/2031	4,243		4,224	4,179
							217,154	213,890	1.72%
Multi-Utilities
Forgent Intermediate IV (4)(7)(24)	SF +	3.25%	6.98%	12/20/2032	4,310		4,267	4,289
							4,267	4,289	0.03%
Oil, Gas & Consumable Fuels

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
CVR CHC LP (5)(7)(25)	SF +	4.00%	7.67%	12/30/2027	2,612		2,598	2,621
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	920		903	850
							3,501	3,471	0.03%
Personal Care Products
MRO Maryruth LLC (4)(7)(25)	SF +	4.00%	7.67%	9/30/2030	48,694		48,404	48,459
MRO Maryruth LLC (4)(9)(23)(25)	SF +	4.75%	8.42%	9/30/2031	18,953		18,793	18,818
Parfums Holding Company, Inc. (4)(10)(25)	SF +	5.25%	8.92%	6/27/2030	118,225		117,341	119,408
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(63)	—
							184,475	186,685	1.50%
Pharmaceuticals
Amneal Pharmaceuticals LLC (5)(8)(24)	SF +	3.50%	7.22%	8/1/2032	7,781		7,762	7,858
Atlas Borrower, LLC (4)(8)(25)	SF +	4.50%	8.17%	9/4/2032	88,232		87,391	87,518
Atlas Borrower, LLC (4)(6)(8)				9/4/2032	15,234		(145)	(123)
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	10.71%	3/14/2030	231,423		227,535	221,602
Azurity Pharmaceuticals Inc (4)(6)(10)				3/14/2030	20,537		(344)	(872)
Creek Parent, Inc. (4)(9)(24)	SF +	5.00%	8.73%	12/18/2031	120,239		118,564	119,763
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(310)	(89)
Creek Parent, Inc. (4)(9)(23)(24)	SF +	5.77%	9.51%	12/18/2031	1,210		1,193	1,205
Dechra Finance US LLC (5)(7)(26)	SF +	3.25%	7.45%	1/27/2032	4,135		4,126	4,171
Endo Finance Holdings Inc (8)(24)	SF +	3.75%	7.47%	4/23/2031	8,112		8,046	8,059
Gusto Aus Bidco Pty Ltd (4)(5)(8)(34)	B +	4.75%	8.39%	11/15/2031	AUD	243,533	156,111	164,134
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(108)	161
							609,821	613,387	4.93%
Professional Services
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.75%	8.47%	6/3/2031	117,224		115,846	117,224
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.25%	7.97%	6/3/2031	28,427		28,169	28,406
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	27,686		(297)	(51)
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(63)	—
Captive Resources Midco LLC (4)(9)(24)	SF +	4.50%	8.22%	7/2/2029	90,960		90,086	90,959
Chartis Group LLC (4)(9)(25)	SF +	4.25%	7.95%	9/17/2031	80,979		80,318	81,787
Chartis Group LLC (4)(6)(9)(25)	SF +	4.25%	7.92%	9/17/2031	25,029		3,936	4,413
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(119)	—
Citrin Cooperman Advisors LLC (7)(25)	SF +	3.00%	6.67%	4/1/2032	14,441		14,289	14,501
CohnReznick Advisory LLC (7)(25)	SF +	3.50%	7.17%	3/31/2032	10,005		9,960	10,074
CohnReznick Advisory LLC (6)(7)				3/31/2032	1,594		(8)	11
Grant Thornton Advisors Holdings LLC (7)(24)	SF +	2.75%	6.47%	6/2/2031	15,090		15,090	15,138
Guidehouse Inc. (4)(9)(24)	SF +	4.75%	8.47%	12/16/2030	190,867		189,203	188,053
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(80)	—
IG Investments Holdings, LLC (4)(9)(25)	SF +	5.00%	8.84%	9/22/2028	88,012		87,680	88,012
IRI Group Holdings, Inc. (4)(9)(24)	SF +	4.25%	7.97%	12/1/2029	206,163		204,749	208,224
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(123)	—
Planet US Buyer LLC (5)(7)(25)	SF +	3.00%	6.82%	2/7/2031	7,388		7,374	7,445
Railpros Parent LLC (4)(9)(25)	SF +	4.25%	8.13%	5/24/2032	24,770		24,545	24,808
Railpros Parent LLC (4)(6)(9)				5/24/2032	3,832		(35)	—
Sedgwick Claims Management Services Inc (7)(24)	SF +	2.50%	6.22%	7/31/2031	18,870		18,727	18,951
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.27%	9/13/2028	42,232		41,814	42,655
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(34)	—
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.27%	9/13/2028	5,904		5,848	5,963
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.27%	9/13/2028	2,970		2,947	3,000
YA Intermediate Holdings II LLC (4)(9)(26)	SF +	5.00%	8.85%	10/1/2031	47,092		46,899	47,321
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	8.69%	10/1/2031	19,797		2,851	3,086
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	8.86%	10/1/2031	9,750		2,479	2,519

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
							992,051	1,002,499	8.06%
Real Estate Management & Development
Associations Inc. (4)(10)(25)	SF +	6.50%	10.66%	7/3/2028	54,996		54,963	54,996
Associations Inc. (4)(6)(10)(25)	SF +	6.50%	10.66%	7/3/2028	4,300		1,840	1,843
Associations Inc. (4)(6)(10)				7/3/2028	3,459		(2)	—
							56,801	56,839	0.46%
Semiconductors & Semiconductor Equipment
Altar Bidco Inc (8)(25)	SF +	3.10%	6.78%	2/1/2029	8,690		8,656	8,613
TechInsights Inc (4)(5)(10)(23)(25)	SF +	6.31%	10.13%	11/9/2027	2,500		2,483	2,500
TechInsights Inc (4)(5)(10)(23)(25)	SF +	6.31%	10.13%	11/9/2027	963		956	963
							12,095	12,076	0.10%
Software
Armstrong Bidco Limited (4)(5)(7)(31)	SN +	5.25%	8.98%	6/28/2029	GBP	91,991	110,675	123,995
Armstrong Bidco Limited (4)(5)(7)(31)	SN +	5.25%	8.98%	6/28/2029	GBP	47,995	56,243	64,693
Artifact Bidco, Inc. (4)(8)(25)	SF +	4.15%	7.82%	7/26/2031	45,788		45,424	45,788
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(101)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(41)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(19)	—
Artisan Bidco, Inc. (4)(10)(29)	E +	7.00%	9.03%	11/7/2029	EUR	18,242	19,199	20,529
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.94%	11/7/2029	39,200		38,572	37,588
Artisan Bidco, Inc. (4)(6)(10)(25)	SF +	7.00%	10.72%	11/7/2029	6,000		4,404	4,253
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.94%	11/7/2029	990		982	949
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(239)	(225)
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.17%	7/14/2031	159,000		157,745	157,820
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.24%	7/14/2031	75,714		75,041	75,152
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.24%	7/14/2031	9,751		9,678	9,678
Avalara, Inc. (7)(25)	SF +	2.75%	6.42%	3/26/2032	13,292		13,226	13,365
BMC Software Inc. (7)(25)	SF +	3.00%	6.82%	7/30/2031	2,978		2,947	2,973
Boreal Bidco (4)(5)(7)(29)	E +	7.25% (incl 5.75% PIK)	9.27%	3/26/2032	EUR	51,153	54,169	59,160
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)(25)	SF +	4.50%	8.17%	5/13/2029	4,466		4,444	4,491
Calabrio, Inc. (7)(25)	SF +	4.00%	7.84%	11/26/2032	11,360		10,800	10,735
Central Parent LLC (7)(25)	SF +	3.25%	6.92%	7/6/2029	20,047		19,996	17,045
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		7,084	7,846
Cloud Software Group Inc (7)(25)	SF +	3.25%	6.92%	8/13/2032	13,965		13,965	13,999
Cloud Software Group Inc (7)(25)	SF +	3.25%	6.92%	3/21/2031	4,753		4,753	4,765
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	9.09%	2/27/2030	78,580		77,485	78,580
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(82)	—
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(104)	—
Databricks Inc (4)(7)(24)	SF +	4.50%	8.19%	1/5/2032	137,478		136,897	136,995
Databricks Inc (4)(6)(7)				1/3/2031	30,597		(153)	(108)
Databricks Inc (4)(6)(7)				1/5/2032	30,583		(153)	(107)
DigiCert Inc (4)(9)(24)	SF +	5.75%	9.47%	7/30/2030	359,912		354,971	355,846
DigiCert Inc (4)(9)(23)(24)	SF +	6.40%	10.12%	7/30/2030	1,995		1,968	1,971
DigiCert Inc (4)(6)(9)				7/30/2030	38,437		(528)	(434)
EasyPark Strategy AB (4)(5)(8)(26)	SF +	4.75%	8.37%	12/19/2030	45,577		45,009	45,318
EasyPark Strategy AB (4)(5)(8)(37)	N +	4.75%	8.99%	12/19/2030	NOK	234,246	20,235	23,103
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	6.87%	12/19/2030	EUR	74,735	76,586	87,331
EasyPark Strategy AB (4)(5)(8)(31)	SN +	4.75%	8.48%	12/19/2031	GBP	29,019	35,689	38,902
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	6.87%	12/19/2030	EUR	8,569	9,887	10,013
Edition Holdings Inc (4)(9)(25)	SF +	4.50%	8.16%	12/20/2032	61,540		61,310	61,310
Edition Holdings Inc (4)(6)(9)				12/20/2032	8,904		(33)	(33)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Edition Holdings Inc (4)(6)(9)				12/20/2032	16,684		(62)	(62)
Edition Holdings Inc (4)(6)(9)				12/20/2032	6,722		(25)	(25)
Einstein Parent Inc (4)(9)(25)	SF +	6.50%	10.36%	1/22/2031	94,062		92,476	92,934
Einstein Parent Inc (4)(6)(9)				1/22/2031	9,745		(164)	(117)
Elements Finco Limited (4)(5)(7)(31)	SN +	5.50% (incl 2.50% PIK)	9.22%	4/29/2031	GBP	34,144	42,628	46,023
Elements Finco Limited (4)(5)(7)(31)	SN +	5.25% (incl 2.25% PIK)	8.97%	4/29/2031	GBP	50,987	63,278	68,724
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.97%	4/29/2031	10,664		10,584	10,664
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.97%	4/29/2031	8,875		8,809	8,875
Elements Finco Limited (4)(5)(7)(31)	SN +	5.50% (incl 2.50% PIK)	9.22%	4/29/2031	GBP	15,306	19,102	20,631
Espresso Bidco Inc. (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.42%	3/25/2032	53,033		52,342	52,559
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	14,333		(203)	(128)
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(85)	(57)
Flexera Software LLC (4)(8)(28)	E +	4.50%	6.43%	8/15/2032	EUR	65,335	76,293	76,693
Flexera Software LLC (4)(8)(25)	SF +	4.50%	8.35%	8/15/2032	199,944		199,471	199,781
Flexera Software LLC (4)(6)(8)				8/15/2032	16,806		(40)	(14)
Huskies Parent Inc (4)(9)(24)	SF +	6.00% (incl 0.50% PIK)	9.82%	11/5/2029	24,652		24,447	23,419
Huskies Parent Inc (4)(9)(24)	SF +	6.00%	9.82%	11/5/2029	1,049		1,029	1,029
Huskies Parent Inc (4)(6)(9)(24)	SF +	5.50%	9.32%	11/5/2029	1,000		271	228
ION Platform Finance US Inc (7)(25)	SF +	3.75%	7.42%	10/7/2032	20,000		19,807	18,829
Kaseya Inc (7)(24)	SF +	3.00%	6.72%	3/20/2032	20,314		20,208	20,356
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(123)	—
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.36%	7/23/2031	111,997		111,109	112,438
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.36%	7/23/2031	6,572		6,518	6,598
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.36%	7/23/2031	1,849		1,835	1,857
Kona Buyer, LLC (4)(6)(9)				7/23/2031	61,081		(305)	241
Kona Buyer, LLC (4)(6)(9)				6/27/2032	7,096		(35)	—
Kpler Finance SA (4)(5)(8)(26)	SF +	7.00% (incl 3.75% PIK)	10.69%	4/25/2031	71,282		70,352	70,864
Kpler Finance SA (4)(5)(8)(26)	SF +	7.00% (incl 3.75% PIK)	10.69%	4/25/2031	71,282		70,352	70,864
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	6.50%	10.19%	10/25/2030	20,000		17,736	17,878
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.00% (incl 3.75% PIK)	10.59%	10/25/2030	20,000		5,719	5,878
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(287)	(161)
Kryptona Bidco US, LLC (4)(9)(25)	SF +	6.00% (incl 3.25% PIK)	9.70%	12/18/2031	159,321		156,694	157,795
Kryptona Bidco US, LLC (4)(7)(29)	E +	6.00% (incl 3.25% PIK)	8.06%	12/18/2031	EUR	36,871	37,735	42,920
McAfee Corp (8)(24)	SF +	3.00%	6.72%	3/1/2029	8,729		8,607	8,085
Medallia Inc (4)(9)(25)	SF +	6.00%	9.70%	10/29/2028	82,995		82,995	64,725
Mitchell International Inc (8)(24)	SF +	3.25%	6.97%	6/17/2031	9,875		9,836	9,919
OEConnection LLC (8)(24)	SF +	4.50%	8.23%	12/23/2032	104,563		103,833	103,520
OEConnection LLC (6)(8)				12/23/2032	15,332		(77)	26
OEConnection LLC (6)(8)				12/23/2032	11,376		(76)	19
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(127)	278
Omega II AB (4)(5)(7)(38)	ST +	4.25%	6.12%	6/18/2032	SEK	943,460	97,178	103,501
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(279)	—
Onesource Virtual, Inc. (4)(10)(25)	SF +	4.75%	8.59%	5/28/2030	161,328		159,553	161,328
Prism Parent Co., Inc. (4)(9)(24)	SF +	5.00%	8.73%	9/19/2028	41,925		41,537	41,925

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Prism Parent Co., Inc. (4)(6)(9)(24)	SF +	5.00%	8.73%	9/19/2028	4,316		1,686	1,725
Project Alpha Intermediate Holding, Inc. (8)(25)	SF +	3.25%	6.92%	10/26/2030	24,903		24,654	24,892
Proofpoint, Inc. (8)(25)	SF +	3.00%	6.67%	8/31/2028	18,906		18,763	19,034
QBS Parent Inc (4)(9)(25)	SF +	4.50%	8.17%	6/3/2032	39,427		39,261	39,622
QBS Parent Inc (4)(6)(9)(24)	SF +	4.50%	8.22%	6/3/2032	3,820		331	347
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.89%	10/1/2027	7,161		7,118	7,161
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.89%	10/1/2027	22,798		22,619	22,798
Red Planet Borrower, LLC (8)(24)	SF +	4.00%	7.72%	9/8/2032	5,487		5,435	5,504
Riley MergeCo LLC (4)(6)(10)(23)				9/23/2027	197		(2)	(10)
Riley MergeCo LLC (4)(10)(23)(24)	SF +	7.51%	11.34%	9/23/2027	1,782		1,770	1,689
Rocket Software Inc (8)(24)	SF +	3.75%	7.47%	11/28/2028	12,136		11,905	12,148
Severin Acquisition LLC (4)(9)(24)	SF +	4.75% (incl 2.25% PIK)	8.47%	10/1/2031	304,940		302,500	304,940
Severin Acquisition LLC (4)(6)(9)				10/1/2031	44,454		(365)	—
Severin Acquisition LLC (4)(6)(9)(24)	SF +	4.75% (incl 2.25% PIK)	8.47%	10/1/2031	63,093		12,707	13,275
Shackleton Lower JVCO ULC (4)(5)(9)(36)	C +	4.50%	6.74%	11/5/2032	CAD	36,682	25,747	26,465
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	18,341	(129)	(131)
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	4,649	(32)	(33)
SI Swan UK Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.46%	12/16/2032	45,707		45,479	45,479
SI Swan UK Bidco Ltd (4)(5)(6)(7)				12/16/2032	10,845		(54)	(54)
SI Swan UK Bidco Ltd (4)(5)(6)(7)				6/13/2026	9,399		(47)	(43)
Skywalker Purchaser, LLC (4)(6)(9)				7/23/2031	24,424		(221)	96
Skywalker Purchaser, LLC (4)(6)(9)				7/23/2031	27,425		(137)	108
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(30)	(27)
Smarsh Inc. (4)(9)(25)	SF +	4.75%	8.42%	2/16/2029	22,500		22,306	22,214
Smarsh Inc. (4)(6)(9)(25)	SF +	4.75%	8.42%	2/16/2029	3,214		1,221	1,202
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(14)	(27)
Solis Bidco (4)(5)(7)(30)	E +	5.00% (incl 2.25% PIK)	7.10%	10/7/2032	EUR	23,674	27,197	27,412
Solis Bidco (4)(5)(6)(7)				10/7/2032	EUR	11,500	(198)	(196)
Sophos Holdings LLC (5)(10)(24)	SF +	3.50%	7.33%	3/5/2027	2,353		2,351	2,357
Spark Bidco Ltd (4)(5)(6)(7)				10/8/2032	20,149		(195)	(195)
Spark Bidco Ltd (4)(5)(7)(31)	SN +	4.75%	8.48%	10/8/2032	GBP	2,740	3,637	3,658
Spark Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.69%	10/8/2032	104,001		102,995	102,995
Spark Bidco Ltd (4)(5)(7)(34)	B +	4.75%	8.33%	10/8/2032	AUD	32,248	21,042	21,311
Spark US Bidco, Inc. (4)(7)(25)	SF +	4.75%	8.69%	10/8/2032	38,234		37,864	37,864
Stack Sports Buyer, LLC (4)(9)(24)	SF +	5.75% (incl 3.13% PIK)	9.47%	3/31/2031	132,924		131,196	132,294
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	29,305		(412)	(139)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(283)	(102)
Storable Inc (7)(24)	SF +	3.25%	6.97%	4/16/2031	5,711		5,697	5,745
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(47)	(78)
Tango Bidco SAS (4)(5)(6)(7)(29)	E +	5.25%	7.28%	10/17/2031	EUR	16,592	11,705	13,042
Tango Bidco SAS (4)(5)(7)(29)	E +	5.25%	7.28%	10/17/2031	EUR	41,812	44,720	48,085
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	7,161	(83)	(178)
Technology Growth Capital Pty Ltd (4)(5)(10)(25)	SF +	6.50%	10.48%	7/2/2030	30,127		29,505	30,094
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	8.14%	11/4/2032	96,650		96,531	96,521
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	7.96%	11/4/2032	32,217		32,177	32,174
Trading Technologies International Inc (4)(6)(8)				11/4/2032	23,643		(29)	(31)
Tricentis Operations Holdings Inc (4)(9)(25)	SF +	6.25% (incl 4.88% PIK)	10.09%	2/11/2032	139,425		138,251	139,484
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875		(252)	11
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(170)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
TriMech Acquisition Corp. (4)(10)(25)	SF +	4.75%	8.42%	3/10/2028	20,896		20,776	20,896
TriMech Acquisition Corp. (4)(10)(32)	SN +	4.75%	8.47%	3/10/2028	GBP	35,516	43,225	47,872
TriMech Acquisition Corp. (4)(6)(10)(25)	SF +	4.75%	8.59%	3/10/2028	3,289		490	513
UKG Inc (7)(25)	SF +	2.50%	6.34%	2/10/2031	16,454		16,353	16,490
User Zoom Technologies, Inc. (4)(9)(26)	SF +	7.00%	11.13%	4/5/2029	18,948		18,762	18,948
WorkWave Intermediate II, LLC (4)(9)(25)	SF +	5.75%	9.44%	9/30/2032	94,681		93,775	93,899
WorkWave Intermediate II, LLC (4)(6)(9)(25)	SF +	5.75%	9.44%	9/30/2032	11,593		613	629
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.69%	11/22/2028	25,704		25,405	25,704
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.69%	11/22/2028	159,414		157,886	159,414
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(173)	—
Zendesk Inc (4)(6)(9)				11/22/2028	13,491		—	—
							4,681,157	4,758,993	38.27%
Specialty Retail
AI Grace Aus Bidco Pty Ltd (4)(5)(9)(29)	E +	5.25%	7.28%	12/5/2029	EUR	21,626	22,860	25,554
Constellation Automotive Limited (4)(5)(7)(30)	E +	6.25%	8.37%	4/3/2031	EUR	18,107	19,706	21,611
Constellation Automotive Limited (4)(5)(7)(31)	SN +	6.25%	10.00%	4/3/2031	GBP	43,803	56,559	59,901
Foundation Automotive Corp (4)(5)(10)(19)(25)	SF +	7.75% PIK		12/23/2027	17,408		15,033	7,644
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/24/2027	18,498		15,898	8,123
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/23/2027	5,381		4,714	2,363
Foundation Automotive US Corp (4)(6)(10)(19)(25)	SF +	7.75%		12/23/2027	4,052		2,498	428
Great Outdoors Group, LLC (9)(24)	SF +	3.25%	6.97%	1/23/2032	13,488		13,430	13,584
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.72%	7/28/2027	37,608		37,165	37,281
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.72%	7/28/2027	32,947		32,366	32,660
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.72%	7/28/2027	85,388		84,396	84,646
PetSmart LLC (7)(24)	SF +	4.00%	7.73%	8/18/2032	16,738		16,579	16,691
Spanx, LLC (4)(9)(24)	SF +	5.50%	9.32%	11/20/2028	28,800		28,551	22,814
Spanx, LLC (4)(6)(9)(25)	SF +	5.25%	9.19%	11/18/2027	5,000		634	(187)
Staples, Inc. (8)(25)	SF +	5.75%	9.60%	9/4/2029	30,874		29,856	29,397
White Cap Buyer, LLC (7)(24)	SF +	3.25%	6.97%	10/19/2029	16,401		16,343	16,486
							396,588	378,996	3.05%
Textiles, Apparel & Luxury Goods
Daphne S.P.A. (4)(5)(7)(19)(29)	E +	6.75% PIK		5/23/2028	EUR	45,354	47,923	39,701
Daphne S.P.A. (4)(5)(7)(19)(29)	E +	6.75% PIK		5/23/2028	EUR	3,978	4,674	3,483
S&S Holdings LLC (8)(24)	SF +	5.00%	8.73%	10/1/2031	11,850		11,700	11,680
							64,297	54,864	0.44%
Trading Companies & Distributors
Atlas Intermediate III LLC (4)(6)(10)				10/31/2029	13,445		(214)	(406)
Atlas Intermediate III LLC (4)(10)(25)	SF +	7.75%	11.59%	10/31/2029	121,526		119,738	117,853
Core & Main LP (5)(7)(25)	SF +	2.00%	5.69%	2/9/2031	1,808		1,808	1,814
EIS Legacy Holdco, LLC (4)(9)(25)	SF +	4.50%	8.40%	11/5/2031	63,788		63,255	63,886
EIS Legacy Holdco, LLC (4)(6)(9)(25)	SF +	4.50%	8.40%	11/5/2031	30,595		19,446	19,767
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(105)	—
W3 TopCo LLC (4)(10)(25)	SF +	6.50%	10.36%	3/22/2029	87,609		85,354	79,872
							289,282	282,786	2.27%
Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.59%	8/22/2031	EUR	23,823	27,382	27,671
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.59%	8/22/2031	EUR	51,456	59,184	59,768
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	38,175	(868)	(510)
							85,698	86,929	0.70%
Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	23,387		(213)	—
CCI Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.67%	5/13/2032	303,225		300,467	303,399

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
							300,254	303,399	2.44%
Total First Lien Debt							$24,122,333	$24,346,354	195.76%

Second Lien Debt
Professional Services
Sedgwick Claims Management Services Inc (4)(7)(25)	SF +	5.00%	8.82%	7/30/2032		$25,000	$24,791	$25,216
							24,791	25,216	0.20%
Total Second Lien Debt							$24,791	$25,216	0.20%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)(31)	SN +	4.50% PIK	8.22%	4/30/2030	GBP	21,694	$28,435	$29,084
Inflexion BFVI Financing Limited (4)(5)(7)(31)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	19,550	26,236	26,209
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(25)	SF +	6.50%	10.44%	3/15/2027	31,601		31,348	31,461
							86,019	86,754	0.70%
Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(25)	SF +	6.75% PIK	10.59%	7/16/2030	111,493		83,778	84,609
Chord Searchlight, L.P (4)(5)(6)(10)				7/16/2030	76,007		(1,140)	(485)
							82,638	84,124	0.68%
Financial Services
Stanford Midco Limited (4)(5)(7)(31)	SN +	10.00% PIK	13.79%	8/5/2026	GBP	16,916	22,224	22,552
							22,224	22,552	0.18%
Media
Shelley Midco 1 Pty Ltd (4)(5)(7)		13.50% PIK	13.50%	4/17/2029	AUD	1,522	984	1,011
							984	1,011	0.01%
Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(16)(25)	SF +	7.50%	11.17%	12/27/2029	16,371		16,110	16,227
Link Apartments Opportunity Zone REIT, LLC (4)(6)(16)(25)	SF +	7.50%	11.17%	12/27/2029	9,355		6,914	6,981
							23,024	23,208	0.19%
Software
Solis Finco (4)(5)(7)(30)	E +	7.75% PIK	9.85%	10/7/2033	EUR	7,891	9,043	9,114
							9,043	9,114	0.07%
Total Other Secured Debt							$223,932	$226,763	1.83%

Unsecured Debt
Diversified Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$17,983	$17,983	$17,983
							17,983	17,983	0.14%
Health Care Providers & Services
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	1,354		1,176	73
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	128		111	7
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032	230		198	12
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	371		367	325
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,176		1,165	1,032
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	321		317	292
							3,334	1,741	0.01%
Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)		6.75%	6.75%	10/15/2027	6,255		6,018	6,321
							6,018	6,321	0.05%
Media

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026		7,000	7,010	7,015
							7,010	7,015	0.06%
Real Estate Management & Development
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		10,310	10,280	10,310
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		3,937	3,926	3,937
							14,206	14,247	0.11%
Software
Elements Midco 1 Limited (4)(5)(8)(31)	SN +	8.25% PIK	12.00%	4/29/2032	GBP	1,911	2,378	2,576
							2,378	2,576	0.02%
Total Unsecured Debt							$50,929	$49,883	0.39%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)(25) - Class E	SF +	6.30%	10.18%	7/20/2037		$4,000	$4,000	$4,055
ABPCI Direct Lending Fund CLO XVII LLC (5)(7)(25) - Class E	SF +	8.00%	11.85%	8/1/2036		3,500	3,518	3,545
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037		1,000	1,000	1,000
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037		12,500	12,500	12,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037		16,000	16,000	16,000
ARES CLO Ltd (5)(7)(25) - Class E	SF +	6.70%	10.58%	4/20/2037		5,000	5,000	4,993
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class A	SF +	2.90%	6.89%	4/14/2039		997	7	27
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class C	SF +	8.50%	12.49%	4/14/2039		5,000	53	211
Bain Capital Credit CLO 2024-3 Ltd (5)(7)(25) - Class E	SF +	6.25%	10.14%	7/16/2037		2,000	2,000	2,022
Barings CLO Ltd 2024-IV (5)(7)(25) - Class E	SF +	5.95%	9.83%	10/20/2037		4,500	4,500	4,552
Benefit Street Partners CLO XXXVI Ltd (5)(7)(25) - Class E1	SF +	5.50%	9.36%	1/25/2038		4,750	4,750	4,795
Columbia Cent CLO 33 Ltd (5)(7)(25) - Class E	SF +	7.16%	11.04%	4/20/2037		2,000	1,965	2,024
Dryden 108 CLO Ltd (5) - Subordinated Note				7/18/2035		2,900	2,291	1,631
Fort Washington CLO 2019-1 (5)(7)(25) - Class ER2	SF +	7.99%	11.87%	10/20/2037		4,500	4,559	4,604
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class E	SF +	7.91%	11.81%	1/15/2037		5,000	4,909	5,081
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class D	SF +	4.65%	8.55%	1/15/2037		1,000	1,000	1,005
Ocp Clo 2024-33 Ltd (5)(7)(25) - Class E	SF +	6.00%	9.88%	7/20/2037		5,000	5,000	5,074
Octagon 52 Ltd (5)(7)(25) - Class ER	SF +	7.33%	11.19%	7/23/2037		3,000	2,973	2,990
Octagon 63 Ltd (5)(7)(25) - Class E	SF +	6.50%	10.38%	7/20/2037		3,000	3,000	3,051
Rad CLO Ltd (5)(7)(25) - Class E	SF +	6.51%	10.42%	4/15/2034		2,500	2,504	2,445
Shackleton 2019-XV CLO Ltd (5)(7)(25) - Class ER	SF +	6.92%	10.83%	1/15/2032		3,000	2,735	3,010
Voya CLO Ltd (5)(7)(25) - Class E	SF +	6.00%	9.88%	7/20/2037		4,000	4,000	4,049
							88,264	88,664	0.71%
Total Structured Finance							$88,264	$88,664	0.71%

Equity Investments
Broadline Retail
Thrasio Holdings, Inc. (4)(22) - Common Stock						19,015	$—	$—
							—	—	—%
Diversified Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(22) - Preferred Stock						2,000	1,940	2,662
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%			16,598	16,598	16,598
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%			8,817	8,817	8,817
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%			7,241	7,241	7,241

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		2,784	2,784	2,784
						37,380	38,102	0.31%
Entertainment
AMR GP Holdings Ltd (4)(5)(22) - Ordinary Shares					168	1,008	1,568
						1,008	1,568	0.01%
Health Care Equipment & Supplies
Femur Holdings LP (4)(22) - Preferred Stock					35,339,849	35,905	24,591
						35,905	24,591	0.20%
Health Care Providers & Services
Eating Recovery Center TopCo, LLC (4)(22) - Class A Common Units					3,528	4,634	1,609
						4,634	1,609	0.01%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(22) - Preferred Stock					1,000	877	1,134
The ONE Group Hospitality, Inc. (22) - A-2 Warrants					11,911	61	21
The ONE Group Hospitality, Inc. (4)(22) - B-2 Warrants					6,667	12	—
						950	1,155	0.01%
Media
OneTeam Partners, LLC (4)(7)(22) - Preferred Units		8.00%	8.00%		177,651	948	1,220
						948	1,220	0.01%
Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(22) - Warrants					—	—	—
ELNG Equity LLC (4)(22) - Warrants					78,038	—	—
ELNG Equity LLC (4)(22) - Warrants					31,427	—	—
						—	—	—%
Pharmaceuticals
Creek Feeder, L.P. (4)(22) - LP Interest					9,000	9,000	9,751
						9,000	9,751	0.08%
Professional Services
BCPE Virginia Holdco, Inc. (4)(22) - Preferred Stock					2,000	1,960	2,691
						1,960	2,691	0.02%
Software
Lava Topco, Inc. (4)(22) - Preferred Stock					2,000	2,000	2,000
						2,000	2,000	0.01%
Wireless Telecommunication Services
CCI Topco, Inc. (4)(22) - Preferred Stock					20	1,960	2,184
						1,960	2,184	0.02%
Total Equity Investments						$95,745	$84,871	0.68%
Total Investments - Non-Controlled/Non-Affiliated						$24,605,994	$24,821,751	199.57%

Non-Controlled/Affiliated Investments
First Lien Debt
Commercial Services & Supplies
Galaxy US Opco Inc (5)(8)(20)(25)	SF +	5.75% (incl 3.75% PIK)	9.59%	7/31/2030	$11,670	$11,524	$11,257
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.42%	8/1/2030	7,512	5,666	7,512
						17,190	18,769	0.15%
Diversified Consumer Services
Wash & Wax Systems LLC (4)(10)(20)(25)	SF +	5.50% PIK	9.34%	4/30/2028	14,773	14,447	14,773
Wash & Wax Systems LLC (4)(6)(10)(20)(25)	SF +	5.50%	9.36%	4/30/2028	947	612	631
						15,059	15,404	0.12%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	1,181	1,542	1,592
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	1,225	1,600	1,652
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	2,030	2,651	2,737
Artemis Bidco Limited (4)(5)(6)(7)(20)(31)	SN +	6.75% PIK	10.48%	9/8/2028	GBP	1,465	70	94
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.75% PIK	10.50%	9/8/2028	GBP	827	997	1,114
							6,860	7,189	0.06%
IT Services
New Era Technology Inc (4)(10)(20)(25)	SF +	6.25% PIK	10.07%	6/30/2030	7,779		7,690	7,779
							7,690	7,779	0.06%
Total First Lien Debt							$46,799	$49,141	0.39%

Second Lien Debt
Commercial Services & Supplies
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.42%	10/30/2028		$2,665	$2,016	$2,665
							2,016	2,665	0.02%
Total Second Lien Debt							$2,016	$2,665	0.02%

Unsecured Debt
Diversified Consumer Services
Wash & Wax Holdings LLC (4)(7)(20)		12.00% PIK	12.00%	7/30/2028		$10,262	$9,817	$10,262
							9,817	10,262	0.08%
Total Unsecured Debt							$9,817	$10,262	0.08%

Equity Investments
Commercial Services & Supplies
Southern Graphics Holdings LLC (4)(20)(22) - Class A Units					274		$2,333	$1,467
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-1 Units					91,605		2,224	2,538
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-2 Units					159,628		3,938	3,938
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-3 Units					36,642		—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-1 Units					91,605		—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-2 Units					159,628		—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-3 Units					36,642		—	—
							8,495	7,943	0.06%
Diversified Consumer Services
Wash & Wax Group LP (4)(20)(22) - Class A Common Units					6,312		8,547	6,991
							8,547	6,991	0.06%
Hotels, Restaurants & Leisure
Ark Newco Limited (4)(5)(20)(22) - A2 Ordinary Shares					1,291		—	—
Ark Newco Limited (4)(5)(20)(22) - Preferred Stock					7,884,250		10,210	9,688
							10,210	9,688	0.08%
IT Services
NE SPV Holdco, LLC (4)(20)(22) - Common Units					7,185		—	—
NE SPV Holdco, LLC (4)(20)(22) - Preferred Units					7,185		5,239	3,437
							5,239	3,437	0.03%
Real Estate Management & Development

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
SLF V AD1 Holdings, LLC (4)(20)(21)(22) - LLC Interest				10,101	9,891	9,298
					9,891	9,298	0.07%
Total Equity Investments					$42,382	$37,357	0.30%
Total Investments - Non-Controlled/Affiliated					$101,014	$99,425	0.79%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(20)(22) - LLC Interest					$402,400	$416,244
Total Investments in Joint Ventures					$402,400	$416,244	3.35%
Total Investments - Controlled/Affiliated					$402,400	$416,244	3.35%
Total Investment Portfolio					$25,109,408	$25,337,420	203.71%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		3.62%		$403,602	$403,602	$403,602
Cash					187,064	187,064
Total Cash and Cash Equivalents					$590,666	$590,666	4.75%
Total Investment Portfolio, Cash and Cash Equivalents					$25,700,074	$25,928,086	208.46%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), New Zealand Dollars (“NZD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average (“SONIA” or “SN”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), Bank Bill Benchmark Rate (“BKBM” or “BB”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, BKBM, or BBSY and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 23.6% of total assets as calculated in accordance with regulatory requirements.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	$2,867	$—
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,282	—
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	18,440	(101)
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	24,356	(133)
ABC Legal Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	24,138	241
ABC Legal Holdings, LLC	1st Lien Senior Secured Revolving Loan	16,200	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	60

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Unfunded Commitment	Fair Value
AI Circle Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	24,107	11
Alchemy US Holdco 1 LLC	1st Lien Senior Secured Delayed Draw Loan	8,936	(577)
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	152	(2)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	2,572	(4)
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	11,100	(16)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	4,948	158
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	990	20
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	1,500	(62)
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	2,457	—
Associations Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Atlas Borrower, LLC	1st Lien Senior Secured Revolving Loan	15,234	(123)
Atlas Intermediate III LLC	1st Lien Senior Secured Revolving Loan	13,445	(406)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	(225)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	8,660	—
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(189)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,016	(82)
Azurity Pharmaceuticals Inc	1st Lien Senior Secured Revolving Loan	20,537	(872)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	27,686	(51)
Bamboo US BidCo LLC	1st Lien Senior Secured Delayed Draw Loan	480	—
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Bayou Intermediate II, LLC	1st Lien Senior Secured Delayed Draw Loan	24,362	(200)
Bayou Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	25,989	(213)
Birdie Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	30,292	(152)
Birdie Bidco, Inc.	1st Lien Senior Secured Revolving Loan	16,739	(84)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	21,972	(376)
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	—
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	8,976	—
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	6,121	61
Cambrex Corporation	1st Lien Senior Secured Delayed Draw Loan	16,460	165
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	17,293	—
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	3,002	(99)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,495	(147)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	11,985	—
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	1,921	—
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	23,387	—
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	26,816	(587)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	20,866	209
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	76,007	(485)
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	26,172	(167)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	13,531	(59)
ClubCorp Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	8,153	(102)
ClubCorp Holdings Inc	1st Lien Senior Secured Revolving Loan	16,153	(184)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,062	251
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,558	66
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	1,594	11
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	3,844	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	—
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(89)
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	—
Databricks Inc	1st Lien Senior Secured Delayed Draw Loan	30,597	(108)
Databricks Inc	1st Lien Senior Secured Delayed Draw Loan	30,583	(107)
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,297	(10)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	38,437	(434)
Dimension Energy LLC	1st Lien Senior Secured Delayed Draw Loan	46,284	(1,559)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	12,306	—
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	10,453	105
Edition Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	16,684	(62)
Edition Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	8,904	(33)
Edition Holdings Inc	1st Lien Senior Secured Revolving Loan	6,722	(25)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	9,745	(117)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	10,875	17
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	—
Empower Payments Investor, LLC	1st Lien Senior Secured Delayed Draw Loan	17,272	(137)
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(114)
EPFS Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,722	(11)
EPFS Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,814	(7)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	149	—
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	14,333	(128)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(57)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,418	26
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	1
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	140
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	—
Femur Buyer Inc	1st Lien Senior Secured Revolving Loan	2,414	(89)
Flexera Software LLC	1st Lien Senior Secured Revolving Loan	16,806	(14)
Formerra LLC	1st Lien Senior Secured Revolving Loan	12,031	(114)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	1,351	(758)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	5,834	(100)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	3,671	—
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	46,796	—
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	16,072	161
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	3,833	—
Hostinger Investments Sarl	1st Lien Senior Secured Delayed Draw Loan	46,855	(691)
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	103
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,857	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	722	(36)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	23,611	236
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	1,189	(9)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	362	(3)
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	—
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,752	—
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	13
Kabafusion Parent LLC	1st Lien Senior Secured Revolving Loan	11,700	—
Koala Investment Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	22,775	(179)
Koala Investment Holdings Inc	1st Lien Senior Secured Revolving Loan	11,529	(90)
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	7,096	—
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	61,081	241
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	15,463	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	14,000	(86)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	2,000	(12)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(161)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Delayed Draw Loan	939	(12)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	9,945	(261)
Link Apartments Opportunity Zone REIT, LLC	Other Secured Debt Delayed Draw Loan	2,292	(20)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	13,348	133
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	4,584	(3)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Delayed Draw Loan	25,942	13
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	11,405	—
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	6,096	(529)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	38,277	(414)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	5,393	(51)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	922	(180)
NDT Global Holding Inc.	1st Lien Senior Secured Delayed Draw Loan	33,892	(207)
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	30,474	(186)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	11,448	114
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	4,770	—
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	81	1
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	21	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	30,800	(161)
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	16,125	(84)
Oak Funding LLC	1st Lien Senior Secured Delayed Draw Loan	19,556	(193)
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	15,332	26
OEConnection LLC	1st Lien Senior Secured Revolving Loan	11,376	19
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	27,762	278
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	5,485	(179)
Onesource Virtual, Inc.	1st Lien Senior Secured Revolving Loan	25,318	—
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	9,636	(72)
Palmetto TE Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	651	(6)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	9,160	—
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	—
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	3,808	(46)
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	—
Pike Corporation	1st Lien Senior Secured Delayed Draw Loan	25,872	(129)
Pike Corporation	1st Lien Senior Secured Revolving Loan	19,117	(95)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(10)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,594	(25)
Premise Health Holding Corp	1st Lien Senior Secured Delayed Draw Loan	12,789	(125)
Premise Health Holding Corp	1st Lien Senior Secured Revolving Loan	2,984	(29)
Prism One Buyer, LLC	1st Lien Senior Secured Revolving Loan	16,200	(157)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
Project Alliance Buyer, LLC	1st Lien Senior Secured Revolving Loan	10,101	(67)
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	15,248	(75)
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,473	—
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	11,059	—
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	3,832	—
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,413	6
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	25,930	(443)
RH Buyer Inc	1st Lien Senior Secured Revolving Loan	4,414	(116)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	—
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(10)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(9)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,902	(4)
Saber Parent Holdings Corp	1st Lien Senior Secured Delayed Draw Loan	27,693	(138)
Saber Parent Holdings Corp	1st Lien Senior Secured Revolving Loan	15,205	(76)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	40,585	943
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,737	157
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	21,437	(210)
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	49,818	—
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	44,454	—
Shackleton Lower JVCO ULC	1st Lien Senior Secured Delayed Draw Loan	13,363	(131)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Revolving Loan	3,388	(33)
Shelley Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	9,818	(69)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	10,845	(54)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Revolving Loan	9,399	(43)
Sig Parent Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,463	—
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	24,424	96
Skywalker Purchaser, LLC	1st Lien Senior Secured Delayed Draw Loan	27,425	108
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(27)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(27)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,971	(25)
Solis Bidco	1st Lien Senior Secured Delayed Draw Loan	13,511	(196)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	21,807	(236)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	33,548	(330)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	4,334	(740)
Spark Bidco Ltd	1st Lien Senior Secured Revolving Loan	20,149	(195)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	11,279	—
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	4,140	(3)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	43,899	(167)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	29,305	(139)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(102)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	10,132	—
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	23,763	(131)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	23,792	(131)
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	94	—
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,677	(78)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	6,039	(128)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	8,414	(178)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(179)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,237	72
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	12,250	—
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	44,851	(510)
Time Manufacturing Holdings LLC	1st Lien Senior Secured Revolving Loan	129	(30)
Titan BW Borrower L.P.	1st Lien Senior Secured Delayed Draw Loan	21,056	(162)
Titan BW Borrower L.P.	1st Lien Senior Secured Revolving Loan	48,935	(377)
Trading Technologies International Inc	1st Lien Senior Secured Revolving Loan	23,643	(31)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	11
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	—
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	2,776	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	1,401	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	19,822	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	16,303	—
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	579	1
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	11,986	—
Victors Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	5,802	(14)
Victors Purchaser LLC	1st Lien Senior Secured Revolving Loan	10,094	(26)
Violin Finco Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,372	—
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	5,934	22
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	6,305	—
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	28,475	(200)
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Revolving Loan	30,241	(212)
WorkWave Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	10,869	(90)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	16,807	82
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	7,231	—
Yes Energy LLC	1st Lien Senior Secured Revolving Loan	2,443	—
Zendesk Inc	1st Lien Senior Secured Delayed Draw Loan	13,491	—
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	—
Zeppelin US Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	26,224	(23)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Revolving Loan	13,112	(12)
Zeus Company LLC	1st Lien Senior Secured Delayed Draw Loan	11,544	(802)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	21,506	(1,288)
Total Non-Controlled/Non-Affiliated		$3,419,746	$(18,101)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$1,880	$—
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	316	—
Total Non-Controlled/Affiliated		$2,196	$—
Total		$3,421,942	$(18,101)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(9)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(10)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(11)The interest rate floor on these investments as of December 31, 2025 was 1.25%.
(12)The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(13)The interest rate floor on these investments as of December 31, 2025 was 1.75%.
(14)The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(15)The interest rate floor on these investments as of December 31, 2025 was 2.50%.
(16)The interest rate floor on these investments as of December 31, 2025 was 3.00%.
(17)The interest rate floor on these investments as of December 31, 2025 was 3.25%.
(18)The interest rate floor on these investments as of December 31, 2025 was 3.75%.
(19)Loan was on non-accrual status as of December 31, 2025.
(20)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of December 31, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

	Fair Value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation	$7,386	$551	$(57)	$2,297	$—	$10,177	$662
Southern Graphics Holdings LLC	3,069	—	—	(1,602)	—	1,467	—
Velocity Cayman Holding L.P.	—	6,162	—	314	—	6,476	—
Velocity Cayman Holdings GP LLC	—	—	—	—	—	—	—
Galaxy US Opco Inc	—	12,648	(2,364)	973	—	11,257	1,228
Artemis Bidco Limited	—	6,964	—	225	—	7,189	6
Ark Newco Limited	—	10,210	—	(522)	—	9,688	—
Wash & Wax Systems LLC	—	15,154	(92)	342	—	15,404	659
Wash & Wax Holdings LLC	—	9,817	—	445	—	10,262	352
Wash & Wax Group LP	—	8,547	—	(1,556)	—	6,991	—
New Era Technology Inc	—	7,690	—	89	—	7,779	202
NE SPV Holdco, LLC	—	5,239	—	(1,802)	—	3,437	—
SLF V AD1 Holdings, LLC	9,514	—	—	(216)	—	9,298	—
Total Non-Controlled/Affiliated Investments	$19,969	$82,982	$(2,513)	$(1,013)	$—	$99,425	$3,109
Controlled/Affiliated Investments
Majority Owned Subsidiaries
ULTRA III, LLC	$320,350	$111,000	$(6,347)	$(8,759)	$—	$416,244	$47,918
Total Controlled/Affiliated Investments	$320,350	$111,000	$(6,347)	$(8,759)	$—	$416,244	$47,918
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
(21)These investments are not pledged as collateral under the Credit Facilities, the 2023 CLO Refinancing Secured Notes, the 2024 CLO Secured Notes, the 2025 CLO Secured Debt, and/or the 2025-4 CLO Secured Notes.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $538,472, or 4.33% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Portfolio Company	Investment	Acquisition Date
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
CG Parent Intermediate Holdings, Inc.	Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
Femur Holdings LP	Preferred Stock	October 23, 2025
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
OneTeam Partners, LLC	Preferred Units	September 15, 2022
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
ELNG Equity LLC	Warrants	September 25, 2025
Creek Feeder, L.P.	LP Interest	December 16, 2024
BCPE Virginia HoldCo, Inc.	Preferred Stock	December 14, 2023
Lava Topco, Inc.	Preferred Stock	November 10, 2025
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
ULTRA III, LLC	LLC Interest	June 1, 2023
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
(24)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(25)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(26)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(27)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(28)The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(29)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(30)The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2025 was 2.11%.
(31)The interest rate on these loans is subject to daily SONIA, which as of December 31, 2025 was 3.73%.
(32)The interest rate on these loans is subject to 3 month SONIA, which as of December 31, 2025 was 3.96%.
(33)The interest rate on these loans is subject to 6 month BKBM, which as of December 31, 2025 was 2.56%.
(34)The interest rate on these loans is subject to 3 month BBSY, which as of December 31, 2025 was 3.79%.
(35)The interest rate on these loans is subject to 6 month BBSY, which as of December 31, 2025 was 4.17%.
(36)The interest rate on these loans is subject to 1 month CORRA, which as of December 31, 2025 was 2.26%.
(37)The interest rate on these loans is subject to 6 month NIBOR, which as of December 31, 2025 was 4.23%.
(38)The interest rate on these loans is subject to 6 month STIBOR, which as of December 31, 2025 was 2.07%.
(39)The interest rate on these loans is subject to daily SORA, which as of December 31, 2025 was 1.32%.
(40)The interest rate on these loans is subject to 3 month TONA, which as of December 31, 2025 was 0.73%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	220,151	Australian Dollars	332,829	BNP PARIBAS	3/25/2026	(1,958)
U.S. Dollars	84,955	Canadian Dollars	116,504	BNP PARIBAS	3/25/2026	(230)
U.S. Dollars	430,371	Euros	366,216	BNP PARIBAS	3/23/2026	(1,452)
U.S. Dollars	594,290	British Pounds	444,223	BNP PARIBAS	3/24/2026	(4,356)
U.S. Dollars	50,054	Norwegian Krona	508,969	BNP PARIBAS	3/23/2026	(422)
U.S. Dollars	46,677	Swedish Krona	431,403	BNP PARIBAS	3/23/2026	(369)
U.S. Dollars	26,832	Canadian Dollars	37,049	Deutsche Bank AG	9/23/2026	(423)
U.S. Dollars	45,013	Euros	38,153	Deutsche Bank AG	3/23/2026	25
U.S. Dollars	59,894	British Pounds	44,751	Deutsche Bank AG	3/23/2026	(415)
U.S. Dollars	107,378	Swedish Krona	991,961	Deutsche Bank AG	3/23/2026	(798)
U.S. Dollars	1,401	Australian Dollars	2,209	Goldman Sachs Bank USA	3/23/2026	(73)
U.S. Dollars	83,480	Australian Dollars	128,287	Goldman Sachs Bank USA	9/23/2026	(1,926)
U.S. Dollars	281,662	Euros	238,773	Goldman Sachs Bank USA	3/23/2026	113
U.S. Dollars	67,586	British Pounds	50,535	Goldman Sachs Bank USA	3/23/2026	(517)
U.S. Dollars	1,068	New Zealand Dollars	1,853	Goldman Sachs Bank USA	3/23/2026	(2)
U.S. Dollars	18,664	New Zealand Dollars	32,230	Goldman Sachs Bank USA	9/23/2026	(31)
U.S. Dollars	35,472	Singaporean Dollars	45,400	Goldman Sachs Bank USA	3/23/2026	(24)
U.S. Dollars	725	Australian Dollars	1,095	SMBC Capital Markets, Inc.	3/23/2026	(6)
U.S. Dollars	292,928	Euros	248,202	SMBC Capital Markets, Inc.	3/23/2026	261
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(8,540)
U.S. Dollars	24,765	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	3/23/2026	351
Total						$(20,792)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$866	$—	$1,201
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,273	—	2,561
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,183	—	1,001
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,287	—	5,229
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	6,146	—	14,885
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	10,405	—	11,630
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	11,114	—	11,114
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	16,242	—	16,242
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	1,851	—	1,851
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	4,124	—	4,124
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(2,640)	—	(2,640)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(4,982)	—	(4,982)
Total Interest Rate Swaps						$50,869	$—	$62,216
(1)Interest payments on the Company’s interest rate swaps are made semi-annually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of December 31, 2025 was 3.65% other than the swap on the November 2027 Notes which is subject to the daily SOFR rate which was 3.87% at December 31, 2025
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest Expense in the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets

Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Arcfield Acquisition Corp (4)(8)	SF +	5.00%	9.62%	10/28/2031		$81,695	$81,496	$81,496
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		11,100	(27)	(27)
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	AUD	3,614	2,428	2,237
Asdam Operations Pty Ltd (4)(5)(6)(8)				8/22/2028	AUD	5,421	(73)	—
Asdam Operations Pty Ltd (4)(5)(8)	B +	5.75%	10.12%	8/22/2028	AUD	41,558	28,023	25,720
Cadence - Southwick, Inc. (4)(6)(10)	SF +	5.00%	9.61%	5/3/2028		17,561	7,720	8,000
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.63%	5/3/2029		41,009	40,111	41,419
Cadence - Southwick, Inc. (4)(10)	SF +	5.00%	9.47%	5/3/2029		3,081	3,031	3,112
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		11,985	(232)	(233)
Carbon Topco, Inc. (4)(9)	SF +	6.75% (incl 3.75% PIK)	11.17%	11/1/2030		72,110	70,708	70,707
Fastener Distribution Holdings, LLC (4)(6)(9)				11/4/2031		28,345	(280)	(277)
Fastener Distribution Holdings, LLC (4)(9)	SF +	4.75%	9.31%	11/4/2031		75,822	75,081	75,081
Frontgrade Technologies Holdings Inc. (4)(6)(9)				1/10/2028		6,864	(114)	—
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		37,052	36,245	37,052
Frontgrade Technologies Holdings Inc. (4)(9)	SF +	5.00%	9.49%	1/9/2030		7,801	7,679	7,801
Goat Holdco LLC (5)(7)	SF +	3.00%	7.33%	12/10/2031		4,375	4,364	4,384
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(538)	—
WP CPP Holdings, LLC (4)(10)	SF +	7.50% (incl 4.13% PIK)	11.97%	11/30/2029		202,524	198,716	202,825
							554,338	559,297	6.40%
Automobile Components
Belron Finance 2019 LLC (8)	SF +	2.75%	7.27%	10/16/2031		14,106	14,072	14,258
Clarios Global LP (7)	SF +	2.50%	6.86%	5/6/2030		10,723	10,677	10,781
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.41%	2/8/2027		40,181	40,000	40,181
Oil Changer Holding Corporation (4)(10)	SF +	6.75%	11.56%	2/8/2027		8,436	8,398	8,436
							73,147	73,656	0.84%
Beverages
Vital Bidco AB (4)(5)(6)(10)	SF +	4.50%	8.86%	10/29/2030		16,892	3,793	3,793
Vital Bidco AB (4)(5)(10)	SF +	4.50%	8.83%	10/29/2031		97,895	95,984	95,985
							99,777	99,778	1.14%
Biotechnology
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028		1,331	1,321	1,297
CPI Buyer, LLC (4)(6)(9)				10/30/2026		2,115	(17)	(30)
CPI Buyer, LLC (4)(9)	SF +	5.50%	10.28%	11/1/2028		24,703	24,478	24,068
							25,782	25,335	0.29%
Broadline Retail
Auctane Inc (4)(9)	SF +	5.75%	10.94%	10/5/2028		24,313	24,313	24,313
Thrasio LLC (4)(10)	SF +	10.00% PIK	14.89%	6/18/2029		362	360	362
Thrasio LLC (4)(7)(18)	SF +	10.00% PIK		6/18/2029		1,055	1,029	819
							25,702	25,494	0.29%
Building Products
Enstall Group B.V. (4)(5)(6)(8)				8/30/2028	EUR	1,117	(23)	(77)
Enstall Group B.V. (4)(5)(8)	E +	6.25%	9.31%	8/30/2028	EUR	66,970	71,315	64,756
Fire Flow Intermediate Corporation (4)(9)	SF +	5.00%	9.59%	7/10/2031		123,991	122,823	125,148
Nexus Intermediate III, LLC (4)(9)	SF +	4.75%	9.18%	12/6/2027		1,052	1,065	1,051
SWF Holdings I Corp (6)(10)				12/19/2029		94	—	1
SWF Holdings I Corp (10)	SF +	4.50%	8.86%	12/19/2029		73	69	74
SWF Holdings I Corp (10)	SF +	4.00%	8.47%	10/6/2028		667	625	600
							195,874	191,553	2.19%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Capital Markets
DRW Holdings LLC (7)	SF +	3.50%	8.59%	6/26/2031	10,000	9,950	10,019
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	9,925	9,800	9,925
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	4,837	4,721	4,885
Yes Energy LLC (4)(6)(10)	SF +	5.00%	9.37%	4/21/2028	4,208	1,021	1,152
Yes Energy LLC (4)(10)	SF +	5.00%	9.36%	4/21/2028	25,805	25,392	25,805
						50,884	51,786	0.59%
Chemicals
Bakelite US Holdco Inc (7)	SF +	3.75%	8.09%	12/23/2031	6,207	6,145	6,191
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026	12,830	12,671	11,971
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026	984	971	918
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026	10,736	10,579	10,017
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)	SF +	7.00%	11.43%	11/9/2026	976	963	910
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	4,209	4,118	4,175
Formerra, LLC (4)(6)(10)				11/1/2028	12,031	(249)	(96)
Formerra, LLC (4)(10)	SF +	7.25%	11.71%	11/1/2028	104,619	102,398	103,781
Lummus Technology Holdings V LLC (7)	SF +	3.00%	7.36%	12/31/2029	18,130	17,946	18,292
						155,542	156,159	1.79%
Commercial Services & Supplies
Allied Universal Holdco LLC (8)	SF +	3.75%	8.21%	5/12/2028	7,459	7,431	7,492
Apex Group Treasury LLC (5)(8)	SF +	4.00%	9.08%	7/27/2028	6,912	6,834	6,984
Argos Health Holdings, Inc. (4)(9)	SF +	6.25%	10.90%	12/6/2027	647	640	613
AVSC Holding Corp. (4)(6)(9)				12/5/2029	8,660	(171)	(171)
AVSC Holding Corp. (4)(9)	SF +	5.00%	9.36%	12/5/2031	74,189	72,720	72,720
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189	(387)	(346)
Axiom Buyer, LLC (4)(6)(10)	SF +	6.50%	10.86%	1/14/2030	18,189	2,183	2,210
Axiom Buyer, LLC (4)(10)	SF +	6.50%	10.86%	1/14/2030	149,954	146,528	146,749
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(6)(10)(18)				1/15/2026	1,115	—	—
CD&R Galaxy UK Intermediate 3 Limited (4)(5)(7)(18)	SF +	11.50% PIK		1/15/2026	422	422	422
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	10,736	(258)	107
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656	(237)	—
Coretrust Purchasing Group LLC (4)(9)	SF +	5.25%	9.61%	10/1/2029	80,280	78,706	81,083
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	4,423	(39)	44
Eagle 2021 Lower Merger Sub, LLC (4)(9)	SF +	6.25%	10.90%	12/6/2027	808	800	766
Galaxy US Opco Inc. (5)(8)	SF +	4.75%	9.34%	4/29/2029	13,769	13,547	12,306
Guardian US Holdco LLC (8)	SF +	3.50%	7.83%	1/31/2030	7,880	7,763	7,906
NBG Acquisition Corp. (4)(6)(9)	SF +	5.50%	9.93%	11/6/2028	2,876	2,120	2,018
NBG Acquisition Corp. (4)(9)	SF +	5.50%	9.93%	11/6/2028	3,325	3,281	3,188
NBG Acquisition Corp. (4)(9)	SF +	5.50%	10.24%	11/6/2028	21,118	21,029	20,251
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	30,800	(600)	(442)
NTH Degree Purchaser, Inc (4)(6)(10)				9/10/2030	16,125	(306)	(231)
NTH Degree Purchaser, Inc (4)(10)	SF +	5.25%	9.68%	9/10/2030	101,621	99,694	100,162
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	8,939	8,828	8,939
Royal Buyer, LLC (4)(6)(9)				8/31/2028	7,000	(85)	—
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.01%	8/31/2028	44,100	43,548	44,100
Royal Buyer, LLC (4)(6)(9)	SF +	5.50%	10.02%	8/31/2028	23,538	9,087	9,297
Royal Buyer, LLC (4)(9)	SF +	5.50%	10.24%	8/31/2028	70,318	69,750	70,318
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	14,991	14,806	14,991
SimpliSafe Holding Corporation (4)(9)	SF +	6.25%	10.61%	5/2/2028	117,830	116,488	117,830
						724,122	729,306	8.35%
Communications Equipment

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Ribbon Communications Operating Company, Inc (4)(5)(10)	SF +	6.25%	10.59%	6/21/2029	55,978		54,978	55,057
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(114)	(105)
							54,864	54,952	0.63%
Construction & Engineering
NRO Holdings III Corp. (4)(6)(9)				7/15/2031	214		(4)	—
NRO Holdings III Corp. (4)(6)(9)	SF +	5.25%	9.59%	7/15/2030	100		7	8
NRO Holdings III Corp. (4)(9)	SF +	5.25%	9.91%	7/15/2031	684		671	684
							674	692	0.01%
Consumer Finance
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)	SF +	9.25% PIK	13.93%	2/9/2027	22,478		22,322	22,568
							22,322	22,568	0.26%
Consumer Staples Distribution & Retail
DIA Finance S.L.U. (4)(5)(9)	E +	6.75%	9.50%	12/27/2029	EUR	170,600	172,546	171,451
Puma Buyer LLC (4)(8)	SF +	5.50%	9.93%	7/16/2029	60,760		57,870	60,760
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	AUD	20,953	14,223	12,968
Vermont Aus Pty Ltd (4)(5)(9)	B +	5.75%	10.22%	3/23/2028	AUD	34,767	25,582	21,517
							270,221	266,696	3.05%
Containers & Packaging
BP Purchaser, LLC (4)(9)	SF +	5.50%	10.16%	12/11/2028	27,303		26,982	25,389
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030	EUR	13,398	14,213	13,989
Capripack Debtco PLC (4)(5)(10)	E +	6.75% (incl 2.50% PIK)	10.00%	1/3/2030	EUR	72,123	76,509	75,300
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030	EUR	29,873	(1,138)	241
Capripack Debtco PLC (4)(5)(6)(10)				1/3/2030	EUR	26,139	(996)	211
							115,570	115,130	1.32%
Distributors
BradyplusUS Holdings, LLC (4)(6)(10)	SF +	5.00%	9.40%	10/31/2029	427		87	92
BradyplusUS Holdings, LLC (4)(10)	SF +	5.00%	9.52%	10/31/2029	14,496		14,370	14,496
Johnstone Supply LLC (7)	SF +	2.50%	6.88%	6/9/2031	6,291		6,282	6,319
Thermostat Purchaser III Inc (9)	SF +	4.25%	8.58%	8/31/2028	7,980		7,980	7,980
							28,719	28,887	0.33%
Diversified Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)	B +	6.25%	10.93%	3/21/2028	AUD	57,095	36,246	33,048
AI Learning (Singapore) PTE. LTD. (4)(5)(12)	SORA +	7.50%	9.82%	5/25/2027	SGD	45,400	32,957	33,059
American Academy Holdings, LLC (4)(17)	SF +	9.75% (incl 5.25% PIK)	14.22%	6/30/2027	56,763		56,763	55,821
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	39,203		38,658	39,192
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	12,441		12,307	12,437
Club Car Wash Operating, LLC (4)(10)	SF +	5.50%	9.98%	6/16/2027	25,457		25,274	25,450
Club Car Wash Operating, LLC (4)(6)(10)	SF +	5.50%	9.98%	6/16/2027	77,108		28,233	28,874
Corporation Service Company (8)	SF +	2.50%	6.86%	11/2/2029	1,662		1,627	1,672
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	46,751		46,530	46,751
Express Wash Concepts, LLC (4)(10)	SF +	5.00%	9.46%	4/30/2027	26,258		26,130	26,258
Houghton Mifflin Harcourt Company (8)	SF +	5.25%	9.71%	4/9/2029	24,995		24,514	24,680
IXM Holdings, Inc. (4)(11)	SF +	6.25%	10.82%	12/14/2029	18,426		18,197	18,611
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.80%	12/14/2029	1,638		1,125	1,163
IXM Holdings, Inc. (4)(6)(11)	SF +	6.25%	10.77%	12/14/2029	2,184		104	131
KUEHG Corp. (8)	SF +	3.25%	7.84%	6/12/2030	2,386		2,381	2,414
Learning Care Group, Inc. (8)	SF +	4.00%	8.60%	8/11/2028	1,975		1,954	1,997
LHS Borrower LLC (8)	SF +	4.75%	9.21%	2/16/2029	6,876		6,835	6,589
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.62%	3/12/2029	46,332		45,414	46,112

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Mckissock Investment Holdings, LLC (9)	SF +	5.00%	9.80%	3/12/2029	12,390		12,312	12,331
Polyconcept North America Holdings, Inc. (9)	SF +	5.50%	9.83%	5/18/2029	22,776		22,477	22,292
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	21,320		21,064	21,379
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	15,821		15,632	15,865
Spotless Brands, LLC (4)(10)	SF +	5.75%	10.03%	7/25/2028	104,263		102,984	104,550
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175		(60)	—
Spotless Brands, LLC (4)(6)(10)	SF +	5.50%	10.06%	7/25/2028	31,069		16,690	16,783
TruGreen Limited Partnership (9)	SF +	4.00%	8.46%	11/2/2027	8,487		8,423	8,285
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	26,854		26,854	23,103
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	15,850		15,848	13,635
Zips Car Wash, LLC (4)(7)(18)	SF +	7.25% PIK		2/3/2025	1,016		1,016	874
							648,489	643,356	7.37%
Diversified Telecommunication Services
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	2,912		2,890	2,912
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	1,143		1,133	1,143
Meriplex Communications, LTD (4)(9)	SF +	5.00%	9.46%	7/17/2028	13,707		13,580	13,707
							17,603	17,762	0.20%
Electrical Equipment
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	9,338		(163)	11
Truck-Lite Co, LLC (4)(6)(9)				2/13/2030	11,973		(204)	—
Truck-Lite Co, LLC (4)(9)	SF +	5.75%	10.27%	2/13/2031	85,725		84,227	85,826
Wec US Holdings Inc (7)	SF +	2.25%	6.80%	1/27/2031	9,975		9,907	9,995
							93,767	95,832	1.10%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(10)	SF +	6.00%	10.40%	11/8/2029	74,250		72,749	74,105
CC WDW Borrower, Inc. (4)(6)(10)	SF +	6.75%	11.49%	1/27/2028	5,122		972	907
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.49%	1/27/2028	44,646		43,933	43,403
CC WDW Borrower, Inc. (4)(10)	SF +	6.75%	11.23%	1/27/2028	2,318		2,318	2,253
Dwyer Instruments Inc(4)(6)(9)				7/20/2029	13,403		(132)	(131)
Dwyer Instruments Inc(4)(6)(13)				7/20/2029	19,177		(187)	(187)
Dwyer Instruments Inc(4)(9)	SF +	4.75%	9.27%	7/20/2029	112,452		111,352	111,355
Hobbs & Associates LLC (7)	SF +	3.25%	7.65%	7/23/2031	907		907	913
Hobbs & Associates LLC (7)	SF +	3.25%	7.61%	7/23/2031	9,091		9,070	9,152
							240,982	241,770	2.77%
Energy Equipment & Services
Camin Cargo Control Holdings, Inc. (4)(6)(10)				12/7/2029	9,685		(200)	(95)
Camin Cargo Control Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.93%	12/7/2029	9,702		5,213	5,273
Camin Cargo Control Holdings, Inc. (4)(10)	SF +	5.50%	9.98%	12/7/2029	63,922		62,895	63,295
							67,908	68,473	0.78%
Entertainment
AMR GP Limited (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,030		1,001	1,025
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	1,118		1,109	1,065
Aventine Intermediate LLC (4)(9)	SF +	6.00% (incl 3.00% PIK)	10.43%	6/18/2027	19,648		19,481	18,718
Global Music Rights, LLC (4)(6)(9)	SF +	4.75%	9.10%	12/20/2031	46,796		4,214	4,214
Global Music Rights, LLC (4)(9)	SF +	5.25% (incl 2.88% PIK)	9.60%	12/20/2031	439,167		434,796	434,794
IEHL US Holdings, Inc. (4)(12)	SF +	7.00%	11.59%	10/29/2029	6,604		6,455	6,670
International Entertainment Investments Ltd (4)(5)(12)	SN +	7.40%	12.14%	10/29/2029	GBP	15,493	18,879	19,590
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	EUR	2,540	2,737	2,658
International Entertainment Investments Ltd (4)(5)(10)	E +	7.00%	10.06%	10/29/2029	EUR	3,048	3,192	3,189

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
International Entertainment Investments Ltd (4)(5)(6)(12)				4/27/2029	5,080		(129)	51
International Entertainment Investments Ltd (4)(5)(12)	SF +	7.00%	11.59%	10/29/2029	30,478		29,811	30,783
Jam City, Inc. (4)(10)	SF +	7.00%	11.59%	9/7/2027	1,966		1,957	1,986
Renaissance Financiere (4)(5)(7)	E +	7.00%	10.65%	7/26/2028	EUR	34,871	35,637	35,169
UFC Holdings LLC (5)(7)	SF +	2.25%	6.77%	11/21/2031	2,105		2,103	2,119
							561,243	562,031	6.44%
Financial Services
AI Circle Bidco Limited (4)(5)(6)(10)				2/8/2031	EUR	6,374	(257)	13
AI Circle Bidco Limited (4)(5)(10)	E +	6.75%	10.24%	2/8/2031	EUR	44,620	46,399	46,316
Ascensus Holdings, Inc. (7)	SF +	3.00%	7.36%	8/2/2028	7,563		7,515	7,639
Eisner Advisory Group LLC (8)	SF +	4.00%	8.36%	2/28/2031	6,002		5,949	6,078
Empower Payments Investor, LLC (4)(6)(9)				3/12/2031	14,426		(272)	—
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(168)	—
Empower Payments Investor, LLC (4)(9)	SF +	4.50%	8.86%	3/12/2031	101,182		99,391	101,182
June Purchaser LLC (6)(7)				11/28/2031	1,619		(6)	20
June Purchaser LLC (7)	SF +	3.25%	7.58%	11/28/2031	9,714		9,675	9,834
Madonna Bidco Limited (4)(5)(6)(7)				10/25/2031	GBP	10,435	(267)	(254)
Madonna Bidco Limited (4)(5)(7)	SN +	5.25%	9.99%	10/25/2031	GBP	51,131	64,985	62,764
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.11%	8/29/2031	16,300		5,003	5,081
MAI Capital Management Intermediate LLC (4)(6)(9)	SF +	4.75%	9.08%	8/29/2031	6,100		755	783
MAI Capital Management Intermediate LLC (4)(9)	SF +	4.75%	9.11%	8/29/2031	27,600		27,337	27,463
More Cowbell II, LLC (4)(6)(9)				9/3/2030	5,484		(102)	55
More Cowbell II, LLC (4)(6)(9)	SF +	5.00%	9.26%	9/4/2029	7,590		2,918	3,036
More Cowbell II, LLC (4)(9)	SF +	5.00%	8.89%	9/3/2030	49,839		49,031	50,337
NAB Holdings, LLC (8)	SF +	2.75%	7.08%	11/23/2028	2,909		2,906	2,929
Neon Maple US Debt Mergersub Inc (5)(7)	SF +	3.00%	7.44%	11/17/2031	3,160		3,137	3,171
Orthrus Limited (4)(5)(6)(7)				12/5/2031	GBP	15,961	(354)	(346)
Orthrus Limited (4)(5)(7)	E +	6.25% (incl 2.75% PIK)	9.13%	12/5/2031	EUR	30,652	31,887	31,206
Orthrus Limited (4)(5)(7)	SN +	6.25% (incl 2.75% PIK)	10.97%	12/5/2031	GBP	34,325	43,016	42,227
Orthrus Limited (4)(5)(10)	SF +	6.25% (incl 2.75% PIK)	10.72%	12/5/2031	80,984		79,582	79,581
Osaic Holdings Inc (7)	SF +	3.50%	7.86%	8/17/2028	11,793		11,752	11,856
PEX Holdings LLC (4)(7)	SF +	2.75%	7.08%	11/26/2031	15,000		14,963	15,094
Rockefeller Capital Management (4)(8)	SF +	4.75%	9.08%	4/4/2031	69,825		69,195	69,734
Rockefeller Capital Management (4)(6)(8)				4/4/2031	15,000		(112)	(20)
Transnetwork LLC (4)(8)	SF +	4.75%	9.08%	12/29/2030	72,578		71,747	73,122
Travelex Issuerco 2 PLC (4)(5)(14)	SN +	8.00%	12.71%	9/22/2028	GBP	22,553	26,785	28,650
Violin Finco Guernsey Limited (4)(5)(7)	SN +	5.50%	10.20%	6/24/2031	GBP	93,262	117,236	117,793
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(76)	69
							789,550	795,413	9.11%
Food Products
Aspire Bakeries Holdings LLC (7)	SF +	4.25%	8.61%	12/23/2030	7,299		7,263	7,381
Specialty Ingredients, LLC (4)(6)(9)	SF +	6.00%	10.46%	2/12/2029	11,279		6,625	6,767
Specialty Ingredients, LLC (4)(9)	SF +	6.00%	10.46%	2/12/2029	88,894		87,742	88,894
Sugar PPC Buyer LLC (4)(6)(10)				10/2/2030	14,474		(139)	145
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.65%	10/2/2030	16,417		16,104	16,581
Sugar PPC Buyer LLC (4)(10)	SF +	5.25%	9.70%	10/2/2030	59,100		58,007	59,691
							175,602	179,459	2.05%
Gas Utilities
Floating Infrastructure Holdings Finance LLC (4)(5)(10)	SF +	5.75%	10.18%	8/13/2027	40,936		40,517	40,936
							40,517	40,936	0.47%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
ABB/CON-CISE Optical Group LLC (4)(9)	SF +	7.50%	11.98%	2/23/2028	21,259		20,963	19,686
Femur Buyer, Inc. (4)(6)(10)	SF +	7.50%	11.86%	9/18/2029	13,350		515	218
Femur Buyer, Inc. (4)(10)	SF +	8.25% (incl 4.50% PIK)	12.60%	3/18/2030	142,359		139,373	139,567
Limpio Bidco GMBH (4)(5)(7)	E +	5.20%	8.25%	10/31/2030	EUR	63,783	65,912	67,269
Medline Borrower LP (8)	SF +	2.25%	6.61%	10/23/2028	15,060		14,959	15,130
Resonetics, LLC (9)	SF +	3.25%	7.60%	6/18/2031	38,540		38,451	38,837
SDC US Smilepay SPV (4)(7)(18)	P +	9.75%		10/27/2025	14,798		8,057	3,275
TecoStar Holdings Inc (4)(10)	SF +	8.50% (incl 4.50% PIK)	13.18%	7/6/2029	125,455		123,229	124,215
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	1,738		1,730	1,759
Viant Medical Holdings, Inc. (7)	SF +	4.00%	8.60%	10/29/2031	15,762		15,684	15,955
Zeus Company LLC (4)(6)(9)	SF +	5.50%	9.83%	2/28/2031	23,088		7,757	8,312
Zeus Company LLC (4)(6)(9)				2/28/2030	21,506		(277)	—
Zeus Company LLC (4)(9)	SF +	5.50%	9.83%	2/28/2031	123,480		121,847	124,715
							558,200	558,938	6.40%
Health Care Providers & Services
123Dentist Inc (4)(5)(6)(9)	C +	5.00%	8.30%	8/10/2029	CAD	23,866	4,133	4,243
123Dentist Inc (4)(5)(9)	C +	5.00%	8.30%	8/10/2029	CAD	56,771	43,361	39,584
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.84%	7/2/2031	158,606		156,397	158,908
AB Centers Acquisition Corporation (4)(6)(9)	SF +	5.25%	9.89%	7/2/2031	28,837		1,560	2,032
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	16,655		(232)	—
AB Centers Acquisition Corporation (4)(9)	SF +	5.25%	9.61%	7/2/2031	53,243		52,807	53,345
Aspen Dental Management Inc. (8)	SF +	3.75%	8.22%	12/23/2027	3,302		3,245	3,252
Aspen Dental Management Inc. (7)	SF +	5.75%	10.11%	12/23/2027	854		860	859
Accelerated Health Systems LLC (8)	SF +	4.25%	8.73%	2/15/2029	7,871		7,857	6,104
ATI Holdings Acquisition, Inc. (4)(5)(10)	SF +	7.25%	11.50%	2/24/2028	41,092		40,655	39,597
Baart Programs, Inc. (4)(10)	SF +	5.00%	9.59%	6/11/2027	10,019		9,972	9,633
Charlotte Buyer Inc (8)	SF +	4.75%	9.20%	2/11/2028	23,755		22,855	23,928
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	23,581		(345)	(181)
Coding Solutions Acquisition, Inc. (4)(6)(9)	SF +	5.00%	9.33%	8/7/2031	16,674		14,354	14,461
Coding Solutions Acquisition, Inc. (4)(9)	SF +	5.00%	9.25%	8/7/2031	154,751		152,904	153,560
Diagnostic Services Holdings, Inc. (4)(6)(10)	SF +	5.50%	9.95%	3/15/2027	2,993		676	676
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	122,322		121,428	121,427
Diagnostic Services Holdings, Inc. (4)(10)	SF +	5.50%	9.95%	3/15/2027	15,692		15,578	15,577
ERC Topco Holdings, LLC (4)(6)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2027	1,000		708	354
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% (incl 3.25% PIK)		11/10/2028	25,291		23,852	14,157
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	417		417	233
ERC Topco Holdings, LLC (4)(7)(18)	SF +	6.25% PIK		11/10/2028	11		11	7
FC Compassus, LLC (4)(6)(9)				11/26/2030	15,811		(235)	(233)
FC Compassus, LLC (4)(6)(9)				11/26/2030	128		(2)	(2)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	11.45%	11/26/2030	1,163		1,146	1,145
FC Compassus, LLC (4)(6)(7)				11/26/2030	19,127		(282)	(282)
FC Compassus, LLC (4)(9)	SF +	5.75% (incl 1.50% PIK)	10.27%	11/26/2030	144,937		142,797	142,798
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	25,608		(381)	(378)
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478		(258)	(258)
Indigo Purchaser, Inc. (4)(9)	SF +	5.00%	9.33%	11/21/2031	112,394		110,735	110,734
Kabafusion Parent LLC (4)(6)(9)				11/24/2031	11,700		(115)	(115)
Kabafusion Parent LLC (4)(9)	SF +	5.00%	9.33%	11/24/2031	90,000		89,113	89,114

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
MB2 Dental Solutions, LLC (4)(6)(9)				2/13/2031	13,909		(243)	(136)
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	9.86%	2/13/2031	154,914		152,732	153,401
MB2 Dental Solutions, LLC (4)(6)(9)	SF +	5.50%	9.86%	2/13/2031	54,046		10,016	10,498
MB2 Dental Solutions, LLC (4)(9)	SF +	5.50%	10.02%	2/13/2031	22,375		21,937	22,156
MPH Acquisition Holdings LLC (8)	SF +	4.25%	9.03%	9/1/2028	2,246		2,209	1,938
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	44,311		43,473	43,871
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.28%	6/3/2030	14,770		14,491	14,624
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032		(89)	(40)
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/3/2030	9,160		(91)	(91)
Pareto Health Intermediate Holdings, Inc. (4)(10)	SF +	5.00%	9.36%	6/3/2030	16,646		16,481	16,481
Phoenix Newco Inc (8)	SF +	3.00%	7.36%	11/15/2028	16,715		16,641	16,851
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	9,164		9,072	9,164
Pinnacle Fertility, Inc. (4)(9)	SF +	5.00%	9.53%	3/14/2028	26,744		26,448	26,744
Plasma Buyer LLC (4)(6)(9)	SF +	6.25%	10.58%	5/12/2029	3,140		2,464	2,413
Plasma Buyer LLC (4)(6)(9)	SF +	5.75%	10.08%	5/12/2028	9,458		5,191	5,023
Plasma Buyer LLC (4)(9)	SF +	5.75%	10.08%	5/12/2029	83,210		82,130	80,495
PPV Intermediate Holdings, LLC (4)(9)	SF +	5.75%	10.26%	8/31/2029	107,652		106,322	107,652
PPV Intermediate Holdings, LLC (4)(6)(9)				8/31/2029	8,145		(108)	—
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	3,901		3,858	3,900
PTSH Intermediate Holdings, LLC (4)(9)	SF +	5.50%	9.98%	12/17/2027	20,468		20,256	20,460
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,333		(7)	5
Raven Acquisition Holdings LLC (7)	SF +	3.25%	7.61%	11/19/2031	18,667		18,575	18,732
Southern Veterinary Partners LLC (7)	SF +	3.25%	7.71%	12/4/2031	4,673		4,650	4,712
Syneos Health Inc (7)	SF +	4.00%	8.33%	9/27/2030	15,036		14,947	14,714
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695		2,716	2,642
Tivity Health Inc (4)(9)	SF +	5.00%	9.36%	6/28/2029	129,821		128,039	131,119
TTF Lower Intermediate LLC (7)	SF +	3.75%	8.11%	7/18/2031	8,249		8,172	8,208
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.32%	7/17/2028	32,506		32,125	32,122
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.38%	7/17/2028	26,279		25,972	25,969
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)	SF +	5.75%	10.40%	7/17/2028	42,851		42,326	42,345
Vital Care Buyer, LLC (4)(9)	SF +	4.50%	8.83%	7/30/2031	90,262		89,414	90,262
Vital Care Buyer, LLC (4)(6)(9)				7/30/2031	13,271		(125)	(1)
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	56,433		55,404	55,664
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	8,342		8,185	8,228
WCAS XIV Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2032	15,932		15,624	15,715
WCAS XIII Primary Care Investors, L.P. (4)(10)	SF +	6.25%	10.58%	12/31/2029	135,630		133,680	133,326
							2,128,458	2,123,445	24.31%
Health Care Technology
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	(50)
HT Intermediary III, Inc. (4)(6)(9)	SF +	4.75%	9.23%	11/12/2030	3,857		495	495
HT Intermediary III, Inc. (4)(9)	SF +	4.75%	9.20%	11/12/2030	42,429		42,221	42,221
Project Ruby Ultimate Parent Corp (7)	SF +	3.00%	7.47%	3/10/2028	14,469		14,400	14,555
Zelis Payments Buyer, Inc. (7)	SF +	2.75%	7.11%	9/28/2029	10,911		10,866	10,942
Zelis Payments Buyer, Inc. (7)	SF +	3.25%	7.61%	11/26/2031	5,000		4,975	5,024
							72,906	73,187	0.84%
Hotels, Restaurants & Leisure
Artemis Bidco Limited (4)(5)(6)(7)(18)	SN +	6.00%		9/8/2028	GBP	2,437	315	189
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	7,749	10,099	6,990
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	4,509	5,909	4,068
Artemis Bidco Limited (4)(5)(7)(18)	SN +	6.00%		9/8/2028	GBP	4,676	6,126	4,219

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Fertitta Entertainment LLC/NV (8)	SF +	3.50%	7.86%	1/27/2029	9,853		9,613	9,901
Havila Kystruten Operations AS (4)(5)(15)	E +	8.75% (incl 2.00% PIK)	11.82%	7/27/2026	EUR	19,254	21,342	20,894
HB AcquisitionCo PTY LTD (4)(5)(6)(8)	B +	6.50%	10.97%	8/7/2029	AUD	3,579	417	351
HB AcquisitionCo PTY LTD (4)(5)(8)	B +	6.50%	10.97%	8/7/2029	AUD	32,211	21,202	19,107
IRB Holding Corp. (9)	SF +	2.50%	6.86%	12/15/2027	2,670		2,670	2,676
Legends Hospitality Holding Company, LLC (4)(6)(9)				8/22/2031	5,522		(108)	(132)
Legends Hospitality Holding Company, LLC (4)(6)(9)	SF +	5.00%	9.37%	8/22/2030	14,733		1,196	892
Legends Hospitality Holding Company, LLC (4)(9)	SF +	5.50% (incl 2.75% PIK)	10.02%	8/22/2031	94,534		91,998	92,276
Life Time, Inc. (7)	SF +	2.50%	7.03%	11/5/2031	3,318		3,310	3,335
The One Group, LLC (4)(10)	SF +	6.50%	11.09%	5/1/2029	50,665		49,350	49,421
The One Group, LLC (4)(6)(7)				10/31/2028	6,649		(170)	(250)
Travel Leaders Group, LLC (4)(14)	SF +	8.50% (incl 3.00% PIK)	12.96%	3/27/2028	140,024		137,830	141,425
							361,099	355,362	4.07%
Household Durables
Marcone Group Inc (4)(9)	SF +	7.00%	11.67%	6/23/2028	11,861		11,791	11,147
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028	49,482		49,034	46,501
Marcone Group Inc (4)(9)	SF +	7.00%	11.74%	6/23/2028	4,362		4,336	4,099
Marcone Group Inc (4)(9)	SF +	7.00% (incl 3.25% PIK)	11.74%	6/23/2028	13,126		13,049	12,335
							78,210	74,082	0.85%
Independent Power and Renewable Electricity Producers
Hamilton Projects Acquiror, LLC (7)	SF +	3.00%	7.33%	5/31/2031	16,788		16,750	16,941
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	27,116		26,691	26,848
IP Operations II Investco, LLC (4)(15)	SF +	5.50%	9.85%	6/26/2029	26,547		26,072	26,292
IP Operations II Investco, LLC (4)(6)(15)	SF +	5.50%	9.86%	12/31/2025	24,986		14,035	14,139
Sunzia UpperCo LLC (4)(16)	SF +	5.00%	9.43%	6/27/2025	25,000		24,900	24,997
Thunder Generation Funding LLC (7)	SF +	3.00%	7.33%	10/3/2031	5,868		5,839	5,913
							114,287	115,130	1.32%
Insurance
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	10/30/2029	7,932		7,850	7,932
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.26%	11/1/2029	39,250		39,037	39,250
Accession Risk Management Group, Inc. (4)(9)	SF +	4.75%	9.34%	11/1/2029	14,125		14,125	14,125
Accession Risk Management Group, Inc. (4)(6)(9)	SF +	4.75%	9.34%	11/1/2029	21,852		3,200	3,301
Accession Risk Management Group, Inc. (4)(6)(9)				11/1/2029	2,903		(11)	—
Acrisure LLC (7)	SF +	3.00%	7.36%	11/6/2030	20,058		20,047	20,116
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	21,337		21,201	21,337
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	12,271		12,265	12,271
Alera Group, Inc. (4)(9)	SF +	5.25%	9.61%	10/2/2028	43,278		43,255	43,278
Alera Group, Inc. (4)(6)(9)	SF +	5.75%	10.09%	10/2/2028	5,177		4,855	4,952
Alliant Holdings Intermediate, LLC (7)	SF +	2.75%	7.11%	9/19/2031	18,698		18,547	18,769
AmWINS Group Inc (9)	SF +	2.25%	6.72%	2/19/2028	7,497		7,475	7,528
Amynta Agency Borrower Inc (7)	SF +	3.00%	7.34%	12/29/2031	20,015		19,626	20,040
BroadStreet Partners, Inc. (7)	SF +	3.00%	7.36%	6/13/2031	11,118		11,043	11,169
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028	5,017		394	420
Galway Borrower LLC (4)(6)(9)	SF +	4.50%	8.82%	9/29/2028	6,384		76	115
Galway Borrower LLC (4)(9)	SF +	4.50%	8.83%	9/29/2028	133,662		133,266	133,662
Goosehead Insurance Holdings LLC (4)(5)(7)	SF +	3.50%	7.83%	1/8/2032	3,509		3,500	3,500
Higginbotham Insurance Agency Inc (4)(6)(10)	SF +	4.75%	9.11%	11/24/2028	14,317		4,015	4,145
Higginbotham Insurance Agency Inc (4)(14)	SF +	4.50%	8.86%	11/24/2028	31,964		31,714	31,964

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,789
HUB International Ltd (7)	SF +	2.75%	7.37%	6/20/2030	13,749		13,626	13,850
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	2,638		(22)	7
Integrity Marketing Acquisition LLC (4)(6)(9)				8/27/2028	362		(2)	—
Integrity Marketing Acquisition LLC (4)(9)	SF +	5.00%	9.51%	8/27/2028	65,028		64,658	65,194
Jones Deslauriers Insurance Management Inc. (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,470	15,319
OneDigital Borrower LLC (8)	SF +	3.25%	7.61%	7/2/2031	14,811		14,748	14,867
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028	18,047		17,823	18,047
Patriot Growth Insurance Services LLC (4)(6)(9)	SF +	5.00%	9.46%	10/14/2028	822		402	411
Patriot Growth Insurance Services LLC (4)(9)	SF +	5.00%	9.48%	10/16/2028	7,114		7,033	7,114
Sig Parent Holdings, LLC (4)(6)(9)	SF +	5.00%	9.48%	8/21/2031	15,223		258	258
Sig Parent Holdings, LLC (4)(6)(9)				8/21/2031	3,045		(14)	(15)
Sig Parent Holdings, LLC (4)(9)	SF +	5.00%	9.36%	8/21/2031	26,388		26,263	26,256
Summit Acquisition Inc (4)(7)	SF +	3.75%	8.08%	10/16/2031	17,500		17,415	17,631
TIH Insurance Holdings LLC (7)	SF +	2.75%	7.08%	5/6/2031	6,129		6,115	6,157
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027	25,756		25,585	25,756
Trupanion, Inc. (4)(5)(6)(9)				3/25/2027	6,576		(44)	—
Trupanion, Inc. (4)(5)(9)	SF +	5.00%	9.48%	3/25/2027	20,423		20,278	20,423
USI Inc/NY (7)	SF +	2.25%	6.58%	9/29/2030	12,872		12,853	12,869
USI Inc/NY (7)	SF +	2.25%	6.58%	11/21/2029	1,924		1,924	1,923
							649,366	654,730	7.50%
Interactive Media & Services
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)	E +	5.75%	8.93%	5/22/2031	EUR	46,878	49,811	49,052
							49,811	49,052	0.56%
IT Services
Delta Topco, Inc. (7)	SF +	3.50%	8.20%	11/30/2029	18,242		18,201	18,407
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(84)	(51)
Meralm Bidco AB (4)(5)(8)	E +	5.25%	8.64%	8/29/2031	EUR	32,844	35,785	33,701
Meralm Bidco AB (4)(5)(8)	SF +	5.25%	9.69%	8/29/2031	13,695		13,500	13,564
Meralm Bidco AB (4)(5)(8)	ST +	5.25%	8.33%	8/29/2031	SEK	413,484	39,690	37,016
Meralm Bidco AB (4)(5)(8)	N +	5.25%	9.99%	8/29/2031	NOK	263,366	24,479	22,921
Meralm Bidco AB (4)(5)(8)	E +	8.50%	11.89%	8/29/2031	EUR	46,695	50,875	47,891
New Era Technology, Inc. (4)(10)	SF +	6.25%	10.99%	10/31/2026	19,013		19,013	18,036
Newfold Digital Holdings Group Inc (9)	SF +	3.50%	8.14%	2/10/2028	1,775		1,768	1,206
Peraton Inc. (9)	SF +	3.75%	8.21%	2/1/2028	6,265		6,230	5,846
							209,457	198,537	2.27%
Life Sciences Tools & Services
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031	68,762		67,599	68,915
Advarra Holdings, Inc. (4)(6)(10)				9/13/2031	6,020		(29)	13
Advarra Holdings, Inc. (4)(10)	SF +	4.50%	8.86%	9/13/2031	127,562		126,951	127,844
Bamboo US BidCo LLC (4)(6)(10)	SF +	5.25%	9.77%	9/30/2030	15,520		8,728	9,110
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(28)	(5)
Bamboo US BidCo LLC (4)(6)(10)				9/30/2030	2,855		(29)	(5)
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(504)	—
Bamboo US BidCo LLC (4)(10)	E +	5.25%	8.25%	9/30/2030	EUR	63,105	65,172	65,377
Bamboo US BidCo LLC (4)(10)	SF +	5.25%	9.77%	9/30/2030	83,371		81,391	83,223
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	110,940		108,126	112,050
PerkinElmer U.S. LLC (4)(10)	SF +	5.00%	9.34%	3/13/2029	61,964		60,981	62,583
PerkinElmer U.S. LLC (4)(6)(10)	SF +	5.00%	9.34%	3/13/2029	67,039		49,332	50,918
							567,690	580,023	6.64%
Machinery
LSF12 Donnelly Bidco, LLC (4)(10)	SF +	6.50%	10.86%	10/2/2029	19,678		19,288	19,678

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Madison Safety & Flow LLC (7)	SF +	3.25%	7.61%	9/26/2031	3,679		3,670	3,711
Radwell Parent, LLC (4)(6)(9)	SF +	5.50%	9.83%	4/3/2028	13,271		2,452	2,654
Radwell Parent, LLC (4)(9)	SF +	5.50%	9.83%	4/2/2029	152,270		149,181	152,510
Roper Industrial Products Investment Co (8)	SF +	2.75%	7.08%	11/22/2029	18,184		17,745	18,252
Rotation Buyer, LLC (4)(6)(9)				12/27/2031	17,062		(170)	(170)
Rotation Buyer, LLC (4)(6)(9)	SF +	4.75%	9.08%	12/27/2031	8,731		1,869	1,869
Rotation Buyer, LLC (4)(9)	SF +	4.75%	9.08%	12/27/2031	66,540		65,876	65,876
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	EUR	4,779	4,986	4,289
Time Manufacturing Holdings, LLC (4)(6)(9)	SF +	6.50% (incl 2.00% PIK)	11.31%	12/1/2027	1,000		476	365
Time Manufacturing Holdings, LLC (4)(9)	SF +	6.50% (incl 2.00% PIK)	11.49%	12/1/2027	12,133		12,000	10,653
Time Manufacturing Holdings, LLC (4)(9)	E +	6.50% (incl 2.00% PIK)	9.89%	12/1/2027	EUR	8,416	9,408	7,553
TK Elevator US Newco Inc (5)(8)	SF +	3.50%	8.59%	4/30/2030	12,448		12,313	12,553
							299,094	299,793	3.43%
Media
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	12,521		12,380	12,521
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795		(147)	—
2080 Media, Inc. (4)(9)	SF +	5.25%	9.58%	3/14/2029	53,939		53,262	53,939
2080 Media, Inc. (4)(6)(9)				3/14/2029	18,859		(189)	—
Arc Media Holdings Limited (4)(5)(6)(10)	SF +	7.25%	11.83%	10/29/2027	2,766		1,745	1,766
Arc Media Holdings Limited (4)(5)(10)	SF +	7.25%	11.99%	10/29/2027	39,914		39,342	39,651
Directv Financing, LLC (9)	SF +	5.00%	9.85%	8/2/2027	7,360		7,274	7,398
LOCI Bidco Limited (4)(5)(8)	SF +	5.25%	9.64%	5/19/2031	12,087		11,812	12,029
LOCI Bidco Limited (4)(5)(8)	SN +	5.25%	9.98%	5/19/2031	GBP	73,522	91,290	91,583
LOCI Bidco Limited (4)(5)(6)(8)				5/19/2031	46,320		(1,106)	(225)
McGraw-Hill Education Inc (8)	SF +	4.00%	8.33%	8/6/2031	10,010		9,877	10,136
							225,540	228,798	2.62%
Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)	SF +	6.50%	11.09%	7/31/2029	121,353		116,459	116,634
Alchemy US Holdco 1 LLC (4)(10)	E +	6.50%	9.56%	7/31/2029	EUR	25,605	26,597	25,496
Alchemy US Holdco 1 LLC (4)(6)(10)	SF +	6.50%	11.02%	7/31/2029	10,262		894	920
BLY US Holdings Inc. (4)(5)(10)	SF +	6.00%	10.33%	4/10/2029	60,360		59,054	59,341
							203,004	202,391	2.32%
Oil, Gas & Consumable Fuels
CVR CHC LP (4)(5)(7)	SF +	4.00%	8.35%	12/30/2027	5,417		5,371	5,372
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	791		771	772
							6,142	6,144	0.07%
Personal Care Products
Parfums Holding Company, Inc. (4)(10)	SF +	5.25%	9.58%	6/27/2030	119,426		118,333	120,277
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(81)	—
							118,252	120,277	1.38%
Pharmaceuticals
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(362)	(362)
Creek Parent, Inc. (4)(9)	SF +	5.25%	9.63%	12/18/2031	122,875		120,889	120,888
Dechra Finance US LLC (5)(7)	SF +	3.25%	7.58%	12/4/2031	4,167		4,156	4,191
Dolcetto HoldCo S.P.A. (4)(5)(6)(7)				10/27/2028	EUR	8,400	(163)	—
Dolcetto HoldCo S.P.A. (4)(5)(7)	E +	5.50%	8.39%	10/27/2028	EUR	82,300	80,711	85,263
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(126)	(121)
Gusto Aus Bidco Pty Ltd (4)(5)(8)	B +	4.75%	9.46%	11/15/2031	AUD	243,533	155,947	149,498
							361,052	359,357	4.12%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Professional Services
Baker Tilly Advisory Group, LP (4)(9)	SF +	4.75%	9.11%	6/3/2031	102,831		101,414	103,312
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2031	15,518		(223)	73
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	23,539		(319)	—
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(88)	—
Captive Resources Midco LLC (4)(9)	SF +	4.75%	9.11%	7/2/2029	92,942		91,794	92,942
Chartis Group LLC (4)(9)	SF +	4.50%	8.85%	9/17/2031	81,797		81,013	81,454
Chartis Group LLC (4)(6)(9)				9/17/2031	25,040		(245)	(105)
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(140)	(62)
Employbridge, LLC (9)	SF +	4.75%	9.62%	7/19/2028	9,707		9,675	6,450
Guidehouse Inc. (4)(9)	SF +	5.75% (incl 2.00% PIK)	10.11%	12/16/2030	188,878		186,766	190,767
Grant Thornton LLP (6)(7)				6/2/2031	380		—	1
Grant Thornton LLP (7)	SF +	2.75%	7.08%	6/2/2031	6,860		6,860	6,870
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(126)	(39)
IG Investments Holdings, LLC (4)(9)	SF +	5.00%	9.57%	9/22/2028	88,901		88,443	88,560
IRI Group Holdings, Inc. (4)(9)	SF +	5.00%	9.59%	12/1/2028	152,782		151,014	154,309
IRI Group Holdings, Inc. (4)(6)(13)	SF +	5.00%	9.36%	12/1/2027	9,023		1,701	1,805
PG Polaris BidCo Sarl (5)(7)	SF +	3.00%	7.33%	3/26/2031	11,967		11,951	12,080
Planet US Buyer LLC (5)(7)	SF +	3.00%	7.52%	2/7/2031	7,463		7,446	7,536
Sedgwick Claims Management Services, Inc. (7)	SF +	3.00%	7.59%	7/31/2031	19,061		18,890	19,199
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(47)	—
Spirit RR Holdings, Inc. (4)(9)	SF +	4.75%	9.18%	9/13/2028	42,668		42,089	42,668
Spirit RR Holdings, Inc. (4)(6)(9)	SF +	4.75%	9.43%	9/13/2028	5,956		2,888	2,963
Vaco Holdings LLC (9)	SF +	5.00%	9.48%	1/21/2029	13,103		13,064	12,164
YA Intermediate Holdings II, LLC (4)(6)(9)				10/1/2031	19,820		(147)	(191)
YA Intermediate Holdings II, LLC (4)(6)(13)	P +	4.00%	11.50%	10/1/2031	9,750		441	393
YA Intermediate Holdings II, LLC (4)(9)	SF +	5.00%	9.59%	10/1/2031	47,568		47,339	47,109
							861,453	870,258	9.97%
Real Estate Management & Development
Associations Finance, Inc. (4)(10)	SF +	6.50%	11.32%	7/3/2028	55,555		55,509	56,111
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.32%	7/3/2028	4,316		717	763
Associations Finance, Inc. (4)(6)(10)	SF +	6.50%	11.28%	7/3/2028	3,459		1,726	1,729
							57,952	58,603	0.67%
Semiconductors & Semiconductor Equipment
Altar Bidco Inc (8)	SF +	3.10%	7.25%	2/1/2029	8,780		8,734	8,774
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027	973		962	973
TechInsights Inc (4)(5)(10)	SF +	6.63%	11.11%	11/9/2027	2,526		2,499	2,526
							12,195	12,273	0.14%
Software
Acuris Finance US, Inc (7)	SF +	3.75%	8.08%	2/16/2028	8,362		8,242	8,427
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029	GBP	47,995	56,036	59,920
Armstrong Bidco Limited (4)(5)(7)	SN +	5.25%	9.95%	6/28/2029	GBP	91,991	110,265	114,847
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(109)	107
Artifact Bidco, Inc. (4)(8)	SF +	4.50%	8.83%	7/26/2031	45,788		45,359	46,230
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(24)	(1)
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(50)	(1)
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.39%	11/7/2029	39,600		38,800	39,503
Artisan Bidco, Inc. (4)(6)(10)				11/7/2029	6,000		(121)	(15)
Artisan Bidco, Inc. (4)(10)	E +	7.00%	10.05%	11/7/2029	EUR	18,428	19,312	19,059
Artisan Bidco, Inc. (4)(10)	SF +	7.00%	11.44%	11/7/2029	1,000		990	998
Auditboard, Inc. (4)(6)(9)				7/14/2031	75,714		(732)	379
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(282)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Auditboard, Inc. (4)(9)	SF +	4.75%	9.08%	7/14/2031	159,000		157,518	159,795
Avalara, Inc. (4)(6)(13)				10/19/2028	6,324		(100)	—
Avalara, Inc. (4)(9)	SF +	6.25%	10.58%	10/19/2028	56,918		55,997	57,345
Barracuda Networks Inc (8)	SF +	4.50%	9.09%	8/15/2029	13,722		13,450	12,729
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(2)	—
Bottomline Technologies, Inc. (4)(9)	SF +	5.25%	9.61%	5/14/2029	4,512		4,482	4,512
Calabrio, Inc. (4)(6)(10)	SF +	5.50%	10.02%	4/16/2027	2,687		1,152	1,152
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	22,201		22,201	22,201
Calabrio, Inc. (4)(10)	SF +	5.50%	10.01%	4/16/2027	3,256		3,211	3,256
Central Parent LLC (7)	SF +	3.25%	7.58%	7/6/2029	24,938		24,856	24,640
Certinia Inc. (4)(6)(10)				8/2/2030	5,449		(125)	(53)
Certinia Inc. (4)(10)	SF +	5.25%	9.74%	8/4/2030	52,071		51,026	51,561
Cloud Software Group Inc (8)	SF +	3.75%	8.08%	3/21/2031	4,789		4,789	4,810
Cloud Software Group Inc (8)	SF +	3.50%	7.83%	3/30/2029	13,835		13,276	13,893
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		6,881	7,607
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(151)	71
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(108)	—
Coupa Holdings, LLC (4)(9)	SF +	5.50%	10.09%	2/27/2030	79,378		78,006	80,172
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	EUR	9,441	9,835	9,976
Denali Bidco Limited (4)(5)(7)	E +	5.75%	8.43%	8/29/2030	EUR	6,742	7,190	7,124
Denali Bidco Limited (4)(5)(7)	SN +	5.75%	10.45%	8/29/2030	GBP	23,265	28,834	29,708
Denali Bidco Limited (4)(5)(6)(7)				8/29/2030	GBP	14,557	(340)	182
Denali Bidco Limited (4)(5)(7)	E +	5.25%	7.93%	8/29/2030	EUR	15,916	16,655	16,654
EasyPark Strategy AB (4)(5)(6)(8)				12/19/2031	EUR	34,030	(528)	(526)
EasyPark Strategy AB (4)(5)(8)	E +	5.00%	7.65%	12/19/2031	EUR	73,844	75,383	75,361
EasyPark Strategy AB (4)(5)(8)	N +	5.00%	9.68%	12/19/2031	NOK	231,454	19,912	20,034
EasyPark Strategy AB (4)(5)(8)	SF +	5.00%	9.27%	12/19/2031	45,034		44,362	44,362
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	10,431		10,337	10,535
Elements Finco Limited (4)(5)(7)	SF +	4.75%	9.11%	4/29/2031	8,681		8,603	8,768
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	33,323	41,482	41,809
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	14,938	18,587	18,742
Elements Finco Limited (4)(5)(7)	SN +	5.00%	9.70%	4/29/2031	GBP	49,854	61,683	62,550
Enverus Holdings Inc (4)(9)	SF +	5.50%	9.86%	12/24/2029	64,093		63,296	64,734
Enverus Holdings Inc (4)(6)(9)				12/24/2029	3,229		(44)	32
Enverus Holdings Inc (4)(6)(9)	SF +	5.50%	9.86%	12/24/2029	4,913		85	146
Huskies Parent, Inc. (4)(6)(9)	SF +	5.50%	9.96%	11/3/2027	1,000		637	641
Huskies Parent, Inc. (4)(9)	SF +	5.50%	9.96%	11/3/2028	24,898		24,618	24,721
Kona Buyer, LLC (4)(6)(9)	SF +	4.50%	9.13%	7/23/2031	33,256		6,307	6,959
Kona Buyer, LLC (4)(6)(9)				7/23/2031	33,273		(322)	321
Kona Buyer, LLC (4)(9)	SF +	4.50%	9.13%	7/23/2031	113,129		112,069	114,220
Kona Buyer, LLC (4)(6)(9)				7/23/2031	15,463		(145)	—
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(335)	(335)
Kryptona Bidco US, LLC (4)(7)	E +	5.75%	8.61%	12/18/2031	EUR	35,648	36,225	36,197
Kryptona Bidco US, LLC (4)(9)	SF +	5.75%	10.10%	12/18/2031	154,039		150,975	150,974
LMI Inc/DE (8)	SF +	3.50%	7.96%	10/2/2028	2,176		2,168	2,146
McAfee Corp (8)	SF +	3.00%	7.37%	3/1/2029	7,840		7,819	7,857
Medallia, Inc. (4)(9)	SF +	6.50% (incl 4.00% PIK)	10.85%	10/30/2028	79,937		79,937	75,427
Mitchell International, Inc. (8)	SF +	3.25%	7.61%	6/17/2031	9,975		9,929	9,993
OEConnection LLC (9)	SF +	5.00%	9.36%	4/22/2031	67,288		66,682	67,162
OEConnection LLC (6)(9)				4/22/2031	11,741		(112)	(22)
OEConnection LLC (6)(9)				4/22/2031	7,338		(66)	(14)
Onesource Virtual, Inc. (4)(10)	SF +	5.00%	9.33%	5/28/2030	205,136		202,366	205,668

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Onesource Virtual, Inc. (4)(6)(10)				5/28/2030	25,318		(342)	—
Oranje Holdco, Inc. (4)(6)(10)				2/1/2029	4,657		(79)	(39)
Oranje Holdco, Inc. (4)(10)	SF +	7.75%	12.32%	2/1/2029	33,837		33,262	33,552
Oranje Holdco, Inc. (4)(10)	SF +	7.25%	11.82%	2/1/2029	15,917		15,635	15,657
Ping Identity Holding Corp. (4)(6)(9)				10/17/2028	8,513		(99)	—
Ping Identity Holding Corp. (4)(9)	SF +	4.75%	9.08%	10/17/2029	82,061		81,013	82,405
Prism Parent Co., Inc. (4)(6)(9)	SF +	5.00%	9.34%	9/19/2028	4,333		1,695	1,742
Prism Parent Co., Inc. (4)(9)	SF +	5.00%	9.37%	9/19/2028	42,358		41,822	42,358
Project Alpha Intermediate Holding, Inc. (8)	SF +	3.25%	7.58%	10/26/2030	18,957		18,704	19,102
Proofpoint, Inc. (8)	SF +	3.00%	7.36%	8/31/2028	2,366		2,366	2,381
QBS Parent, Inc. (6)(9)				11/7/2031	3,820		(19)	(31)
QBS Parent, Inc. (9)	SF +	4.75%	9.27%	11/7/2031	36,180		36,003	36,135
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	7,236		7,167	7,236
Quail Buyer, Inc. (4)(9)	SF +	5.50%	10.02%	10/1/2027	39,638		39,150	39,638
Red Planet Borrower, LLC (8)	SF +	5.25%	9.61%	10/2/2028	2,188		2,103	2,196
Renaissance Holding Corp. (8)	SF +	4.00%	8.36%	4/5/2030	7,900		7,764	7,891
Riley MergeCo LLC (4)(6)(10)				9/23/2027	197		(2)	—
Riley MergeCo LLC (4)(10)	SF +	5.50%	9.97%	9/23/2027	1,799		1,780	1,799
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	63,014		(619)	(608)
Severin Acquisition, LLC (4)(6)(9)				10/1/2031	44,454		(429)	(429)
Severin Acquisition, LLC (4)(9)	SF +	5.00% (incl 2.25% PIK)	9.36%	10/1/2031	301,020		298,133	298,117
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.08%	2/16/2029	4,286		2,086	2,143
Smarsh Inc. (4)(6)(9)	SF +	5.75%	10.11%	2/16/2029	1,071		416	429
Smarsh Inc. (4)(9)	SF +	5.75%	10.08%	2/16/2029	17,143		16,935	17,143
Tango Bidco SAS (4)(5)(6)(7)	E +	5.00%	7.85%	10/17/2031	EUR	16,592	9,228	9,178
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(51)	(46)
Tango Bidco SAS (4)(5)(7)	E +	5.00%	8.18%	10/17/2031	EUR	41,812	44,636	42,700
Technology Growth Capital Pty Ltd (4)(5)(10)	SF +	6.50%	11.09%	7/2/2030	30,127		29,367	29,833
TriMech Acquisition Corp. (4)(6)(14)	P +	3.75%	11.25%	3/10/2028	3,289		164	197
TriMech Acquisition Corp. (4)(10)	SF +	4.75%	9.08%	3/10/2028	21,113		20,936	21,113
TriMech Acquisition Corp. (4)(10)	SN +	4.75%	9.39%	3/10/2028	GBP	35,885	43,555	44,925
UKG Inc (7)	SF +	3.00%	7.62%	2/10/2031	9,878		9,868	9,960
User Zoom Technologies, Inc. (4)(9)	SF +	7.00%	12.25%	4/5/2029	18,948		18,704	18,948
Wave Distribution Holdings LLC (10)	SF +	3.50%	7.95%	3/5/2027	2,378		2,375	2,396
Zendesk Inc (4)(6)(9)				11/22/2028	39,321		(620)	—
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(233)	—
Zendesk Inc (4)(9)	SF +	5.00%	9.33%	11/22/2028	160,987		158,911	160,987
							2,759,414	2,794,258	31.99%
Specialty Retail
AI Grace Aus Bidco Pty Ltd (4)(5)(9)	E +	5.25%	8.13%	12/5/2029	EUR	21,626	22,770	22,405
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027	4,755		4,714	3,011
Foundation Automotive Corp (4)(5)(7)(18)	SF +	7.75% PIK		12/24/2027	15,156		15,032	9,597
Foundation Automotive US Corp (4)(7)(18)	SF +	7.75% PIK		12/24/2027	20,940		20,732	13,259
Foundation Automotive US Corp (4)(6)(7)(18)	SF +	7.75%		12/24/2027	2,701		782	810
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	44,549		43,690	44,218
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.49%	7/28/2027	38,537		37,424	38,250
Knitwell Borrower LLC (4)(10)	SF +	7.75%	12.42%	7/28/2027	98,288		96,418	97,557
Petsmart LLC (9)	SF +	3.75%	8.21%	2/11/2028	15,275		15,212	15,244
Spanx, LLC (4)(6)(9)				11/18/2027	5,000		(50)	—
Spanx, LLC (4)(9)	SF +	5.25%	9.71%	11/20/2028	29,100		28,762	29,100
Staples, Inc. (8)	SF +	5.75%	10.18%	9/4/2029	31,186		29,878	29,885
White Cap Buyer, LLC (7)	SF +	3.25%	7.61%	10/19/2029	15,393		15,332	15,442

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
							330,696	318,778	3.65%
Textiles, Apparel & Luxury Goods
Daphne S.P.A. (4)(5)(6)(7)				5/23/2028	EUR	3,978	(106)	(362)
Daphne S.P.A. (4)(5)(7)	E +	6.75%	9.36%	5/23/2028	EUR	45,354	47,871	42,855
S&S Holdings LLC (8)	SF +	5.00%	9.36%	10/1/2031	11,970		11,792	11,966
							59,557	54,459	0.62%
Trading Companies & Distributors
Atlas Intermediate III, L.L.C. (4)(10)	SF +	8.50% (incl 4.00% PIK)	13.09%	10/31/2029	116,720		114,465	115,480
Atlas Intermediate III, L.L.C. (4)(6)(10)				10/31/2029	13,445		(271)	(143)
Core & Main LP (5)(7)	SF +	2.00%	6.38%	2/9/2031	1,826		1,826	1,834
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2031	30,682		(303)	(300)
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(127)	(127)
EIS Legacy Holdco, LLC (4)(9)	SF +	4.75%	9.30%	11/5/2031	64,432		63,802	63,802
TruckPro, LLC (4)(12)	SF +	7.75%	12.49%	8/16/2028	69,649		68,135	67,475
W3 TopCo LLC (4)(10)	SF +	6.50%	11.14%	3/22/2029	89,237		86,225	86,561
							333,752	334,582	3.83%
Transportation Infrastructure
E.S.G. Movilidad, S.L.U. (4)(5)(6)(7)	E +	6.25%	8.94%	5/31/2029	EUR	11,245	3,404	3,495
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	EUR	8,096	8,522	8,387
E.S.G. Movilidad, S.L.U. (4)(5)(7)	E +	6.25%	8.94%	5/31/2029	EUR	22,264	23,436	23,066
							35,362	34,948	0.40%
Total First Lien Debt							$15,486,148	$15,523,726	177.74%

Second Lien Debt
Commercial Services & Supplies
Galaxy US Opco Inc. (4)(5)(7)(18)	SF +	8.25%		4/29/2030		$9,000	$8,832	$3,938
							8,832	3,938	0.04%
Health Care Providers & Services
Charlotte Buyer Inc (4)(8)	SF +	8.25%	12.70%	8/11/2028	535		511	532
							511	532	0.01%
Professional Services
Sedgwick Claims Management Services, Inc. (4)(7)	SF +	5.00%	9.59%	7/30/2032	25,000		24,760	24,938
							24,760	24,938	0.29%
Total Second Lien Debt							$34,103	$29,408	0.34%

Other Secured Debt
Asset Based Lending and Fund Finance
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)	SF +	6.50%	11.09%	3/15/2027		$53,265	$52,483	$52,644
							52,483	52,644	0.60%
Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC(4)(6)(16)				12/27/2029	9,355		(187)	(187)
Link Apartments Opportunity Zone REIT, LLC(4)(16)	SF +	7.50%	11.83%	12/27/2029	16,371		16,044	16,044
							15,857	15,857	0.18%
Total Other Secured Debt							$68,340	$68,501	0.78%

Unsecured Debt
Diversified Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$15,520	$15,520	$15,520
							15,520	15,520	0.18%
Health Care Providers & Services
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032	112		111	89

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032		202	198	161
DCA Acquisition Holdings LLC (4)(7)		13.13% PIK	13.13%	12/28/2032		1,190	1,175	947
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		323	319	320
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030		277	272	283
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		1,025	1,012	1,016
							3,087	2,816	0.03%
Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)			6.75%	10/15/2027		6,255	5,885	6,210
							5,885	6,210	0.08%
Media
CCO Holdings LLC / CCO Holdings Capital Corp (7)		5.50%	5.50%	5/1/2026		7,000	7,041	6,986
							7,041	6,986	0.08%
Real Estate Management & Development
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		8,946	8,909	8,946
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		3,416	3,402	3,416
							12,311	12,362	0.14%
Software
Elements Midco 1 Limited (4)(5)(8)	SN +	8.00% PIK	12.74%	4/29/2032	GBP	1,688	2,079	2,128
							2,079	2,128	0.02%
Total Unsecured Debt							$45,923	$46,022	0.53%

Structured Finance
Structured Finance Investments
720 East CLO V Ltd (5)(7)	SF +	6.30%	11.33%	7/20/2037		$4,000	$4,000	$4,076
AMMC CLO 21 LTD (5)(7)	SF +	6.76%	11.32%	11/2/2030		4,126	3,733	4,121
AMMC CLO XII Ltd (5)(7)	SF +	6.18%	11.30%	11/10/2030		2,000	2,002	2,014
ARES CLO Ltd (5)(7)	SF +	6.70%	11.32%	4/20/2037		5,000	5,000	5,126
Bain Capital Credit CLO 2024-3 Ltd (5)(7)	SF +	6.25%	11.49%	7/16/2037		2,000	2,000	2,060
Barings CLO Ltd 2024-IV (5)(7)	SF +	5.95%	10.77%	10/20/2037		4,500	4,500	4,639
Benefit Street Partners CLO XXXVI Ltd (5)(7)	SF +	5.50%	9.91%	1/25/2038		4,750	4,750	4,762
Carlyle Global Market Strategies (5)(7)	L +	5.40%	10.28%	7/27/2031		1,200	975	1,194
Columbia Cent CLO 33 Ltd (5)(7)	SF +	7.16%	11.78%	4/20/2037		2,000	1,962	2,031
Dryden 108 CLO Ltd (5)(7)				7/18/2035		2,900	2,291	2,219
Monroe Capital MML CLO XIV LLC (5)(7)	SF +	10.02%	14.65%	10/24/2034		2,500	2,356	2,518
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	4.65%	9.09%	1/15/2037		1,000	1,000	1,016
Monroe Capital Mml Clo XVII Ltd (5)(7)	SF +	7.91%	12.35%	1/15/2037		5,000	4,901	5,046
Oaktree CLO 2019-4 Ltd (5)(7)	SF +	6.59%	11.21%	7/20/2037		3,000	2,971	3,070
OCP CLO 2017-14 Ltd (5)(7)	SF +	6.80%	11.46%	1/15/2033		1,469	1,309	1,477
OCP CLO Ltd (5)(7)	L +	6.52%	11.43%	10/17/2030		2,008	2,010	2,011
Octagon 52 Ltd (5)(7)	SF +	7.33%	11.96%	7/23/2037		5,000	4,952	5,116
Octagon 63 Ltd (5)(7)	SF +	6.50%	11.12%	7/20/2037		3,000	3,000	3,066
Octagon Investment Partners 29 Ltd (5)(7)	SF +	7.17%	11.80%	7/18/2039		3,000	2,986	3,086
Onex Clo Subsidiary 2024-3 Ltd (5)(7)	SF +	6.00%	11.02%	7/20/2037		5,000	5,000	5,092
Rad CLO Ltd (5)(7)	SF +	6.51%	11.17%	4/15/2034		2,500	2,504	2,522
Shackleton 2019-XV CLO Ltd (5)(7)	SF +	6.92%	11.58%	1/15/2032		3,000	2,691	3,027
Vibrant CLO XII Ltd (5)(7)	SF +	6.94%	11.56%	4/20/2034		2,000	2,000	2,000
Voya CLO Ltd (5)(7)	SF +	6.00%	10.82%	7/20/2037		4,000	4,000	4,103
							72,893	75,392	0.86%
Total Structured Finance							$72,893	$75,392	0.86%

Equity Investments

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Broadline Retail
Thrasio Holdings, Inc. (4)(21)					19,015	$—	$—
						—	—	—%
Diversified Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(21)					2,000	1,940	2,325
Club Car Wash Preferred, LLC (4)(21)		15.00% PIK	15.00%		8,817	8,817	8,817
Club Car Wash Preferred, LLC (4)(21)		15.00% PIK	15.00%		13,118	13,118	13,118
Rapid Express Preferred, LLC (4)(21)		15.00% PIK	15.00%		2,784	2,784	2,784
Rapid Express Preferred, LLC (4)(21)		15.00% PIK	15.00%		5,868	5,868	5,868
						32,527	32,912	0.38%
Entertainment
Racing Point UK Holdings Limited (4)(5)(21)					168	1,008	976
						1,008	976	0.01%
Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(21)					6,667	12	3
The ONE Group Hospitality, Inc. (4)(21)					11,911	61	35
The ONE Group Hospitality, Inc. (4)(21)					1,000	877	970
						950	1,008	0.01%
Independent Power and Renewable Electricity Producers
IP Operating Portfolio I, LLC (4)(21)					3	68	433
						68	433	0.01%
Media
OneTeam Partners, LLC (4)(21)		8.00%	8.00%		1,000	1,000	1,209
						1,000	1,209	0.01%
Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(21)					—	—	—
ELNG Equity LLC (4)(21)					78,038	—	—
						—	—	—%
Pharmaceuticals
Creek Feeder, L.P.(4)(21)					9,000	9,000	9,000
						9,000	9,000	0.10%
Professional Services
BCPE Virginia HoldCo, Inc. (4)(21)					2,000	1,960	2,350
						1,960	2,350	0.03%
Total Equity Investments						$46,513	$47,888	0.55%
Total Investments - Non-Controlled/Non-Affiliated						$15,753,920	$15,790,937	180.80%

Non-Controlled/Affiliated Investments
First Lien Debt
Commercial Services & Supplies
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		5/1/2028	$5,454	$5,306	$5,454
						5,306	5,454	0.06%
Total First Lien Debt						$5,306	$5,454	0.06%

Second Lien Debt
Commercial Services & Supplies
Southern Graphics Inc. (4)(7)(18)(19)	SF +	7.50% PIK		10/30/2028	$1,932	$1,881	$1,932
						1,881	1,932	0.02%
Total Second Lien Debt						$1,881	$1,932	0.02%

Equity Investments

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Southern Graphics Holdings LLC (4)(19)(21)				274	$2,333	$3,069
					2,333	3,069	0.04%
Real Estate Management & Development
SLF V AD1 Holdings, LLC (4)(19)(20)(21)				10,101	9,891	9,514
					9,891	9,514	0.11%
Total Equity Investments					$12,224	$12,583	0.14%
Total Investments - Non-Controlled/Affiliated					$19,411	$19,969	0.23%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(19)(21)					$297,747	$320,350
Total Investments in Joint Ventures					$297,747	$320,350	3.67%
Total Investments - Controlled/Affiliated					$297,747	$320,350	3.67%
Total Investment Portfolio					$16,071,078	$16,131,256	184.70%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		4.35%		$155,290	$155,290	$155,290
Cash					73,609	73,609
Total Cash and Cash Equivalents					$228,899	$228,899	2.62%
Total Investment Portfolio, Cash and Cash Equivalents					$16,299,977	$16,360,155	187.32%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN"), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate ("SOFR" or "SF"), Canadian Dollar Offered Rate ("CDOR" or "C"), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Bloomberg Short Term Bank Yield Index (“BS”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over LIBOR, Prime, SONIA, E, SOFR, CDOR, SORA, STIBOR, NIBOR, BS or BBSW and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 21.0% of total assets as calculated in accordance with regulatory requirements.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

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
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of December 31, 2024 was 4.31% other than the swaps on the November 2025 and November 2027 Notes which are subject to the daily SOFR rate which was 4.37% at December 31,2024.
(3)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Note 1. Organization

HPS Corporate Lending Fund (the “Company” or “HLEND”) is a Delaware statutory trust that was formed on December 23, 2020 and commenced operations on February 3, 2022. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by HPS Advisors, LLC (the “Adviser”), a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). HPS is part of BlackRock Inc. (“BlackRock”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company offers on a continuous basis up to $15.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”). The Company offers to sell any combination of four classes of Common Shares: Class I shares, Class D shares, Class F shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares, Class D shares and Class F shares, which commenced operations on February 3, 2022, and the initial purchase price was $25.11 for Class S shares, which commenced operations on October 1, 2023. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. HPS Securities, LLC (the “Managing Dealer” or “HPS Securities”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of Common Shares in the Offering. The Company also engages in private offerings of Common Shares. Prior to April 11, 2024, Emerson Equity LLC was the managing dealer of the Company.

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

As of December 31, 2025, the Company reclassified the industry groupings of its portfolio companies from Industry Classification Benchmark (“ICB”) to Global Industry Classification Standard (“GICS”), to more closely align with BDC industry convention. The Consolidated Schedule of Investments and industry concentration disclosure (Note 4) as of December 31, 2024, were reclassified for comparison purposes. These reclassifications had no impact on prior periods’ net income or shareholders’ equity.
Basis of Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND CLO 2025-4 Investments, LLC, HLEND CLO 2026-5 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC, HLEND QS Lux Sarl, HLEND DS Lux Sarl and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
Derivative Instruments
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of investments denominated in foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of December 31, 2025 and 2024, there was $0.0 million and $10.6 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and 2024, there was $54.0 million and $0.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of December 31, 2025 and 2024, $54.0 million and $10.6 million, respectively, of collateral was invested in a money market fund.
Loan Participations
The Company follows the guidance in ASC 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no loan participations and other partial loan sales that were accounted for as secured borrowings during the period.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2025, 2024 and 2023, the Company recorded non-recurring interest income of $34.9 million, $64.6 million and $16.4 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the Company had certain investments in seven and eight portfolio companies on non-accrual status, respectively.
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
Dividend Income
Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $52.9 million, $31.9 million and $0.5 million, respectively, of dividend income, of which, $4.9 million, $3.9 million and $0.4 million, respectively, relate to PIK dividends.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Organization Costs
Organization expenses include, among other things, the cost of incorporating the Company including the cost of legal services and other fees pertaining to the Company's organization.

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
For the years ended December 31, 2025, 2024 and 2023, the Company accrued $7.5 million, $5.1 million and $1.5 million of U.S. federal excise tax, respectively.

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

Distributions
To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Adviser, under delegated authority of the Board, and will depend on the Company’s earnings, financial condition, maintenance of its tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including shareholder servicing and/or distribution fees, if any.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and non-financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
As of December 31, 2025, the Company had payables due to affiliates of $16.7 million, comprised of $4.7 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $12.0 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees. As of December 31, 2024, the Company had payables due to affiliates of $13.9 million, comprised of $4.0 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $9.9 million of other expenses paid on behalf of the Company, which includes $0.3 million of Board of Trustees’ fees.

Investment Advisory Agreement

On June 30, 2023, the Company entered into an investment advisory agreement, subsequently amended and restated on November 27, 2024 (as in effect prior to its deemed termination as of July 1, 2025, the “Prior Investment Advisory Agreement”) with the Adviser. On July 1, 2025, in connection with the closing of the HPS/BlackRock Transaction, the Company and the Adviser entered into a new investment advisory agreement, dated as of July 1, 2025 (the “Investment Advisory Agreement”), which replaced the Prior Investment Advisory Agreement and became effective at the closing of the HPS/BlackRock Transaction. All material terms remain unchanged from the Prior Investment Advisory Agreement to the Investment Advisory Agreement, including the management and incentive fees payable by the Company. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of both the Investment Advisory Agreement and the Prior Investment Advisory Agreement, “net assets” means the Company’s total assets less the carrying value of liabilities, determined in accordance with U.S. GAAP.

For the years ended December 31, 2025, 2024, and 2023, base management fees were $137.6 million, $90.2 million, and $52.9 million, respectively. As of December 31, 2025 and 2024, $13.7 million and $9.4 million, respectively, were payable to the Adviser related to management fees.
Incentive Fees

The incentive fee, under both the Prior Investment Advisor Agreement and the Investment Advisory Agreement, consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

For the years ended December 31, 2025, 2024, and 2023, income based incentive fees were $162.7 million, $113.9 million, and $70.5 million, respectively. As of December 31, 2025 and 2024, $47.3 million and $32.0 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the year ended December 31, 2025, the Company recorded a reversal of previously recorded capital gains incentive fees of $(12.9) million. For the years ended December 31, 2024 and 2023, capital gains incentive fees accrued were $9.4 million and $3.5 million, respectively. As of December 31, 2025, there were no capital gains incentive fees payable. As of December 31, 2024, the Company accrued $12.9 million of capital gains incentive fees, none of which were payable under the Investment Advisory Agreement.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $6.2 million, $4.5 million and $2.5 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, there was $4.7 million and $4.0 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreement and Fund Accounting Servicing Agreements

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the Managing Dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25%, 0.50% and 0.85% of the value of the Company’s net assets attributable to Class D shares, Class F shares and Class S shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing and/or distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company will not pay any other fees to the Managing Dealer. As set forth in and pursuant to the managing dealer agreement with Emerson Equity LLC, the Company paid Emerson Equity LLC, the Company’s managing dealer prior to April 11, 2024, certain fees, including a $0.04 million engagement fee that was previously paid, a $0.25 million fixed managing dealer fee payable quarterly (which commenced in the first quarter of 2022) in arrears in five equal quarterly installments that was paid, and a two basis point (0.02%) variable managing dealer fee that was payable on any new capital raised in the offering following the expiration of the initial 15-month period of the Offering. In addition, in connection with services provided by Emerson Equity LLC with respect to the sale of shares registered pursuant to the registration statement filed on Form N-2 on June 30, 2023 related to a follow-on offering of shares of the Company, HPS agreed to pay and paid a one-time fee of $0.06 million to Emerson Equity LLC. For the avoidance of doubt, such fee was borne and paid in its entirety solely by HPS, and such fee (or any portion thereof) was not borne or paid directly or indirectly by the Company or the shareholders.

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

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act. The Company’s obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S shares, Class D shares and Class F shares distributed shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

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
For the year ended December 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $2.9 million, $26.2 million, and $5.5 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the year ended December 31, 2024, the Company incurred shareholder servicing and/or distribution fees of $2.4 million, $19.7 million, and $2.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the year ended December 31, 2023, the Company incurred shareholder servicing and/or distribution fees of $1.4 million, $13.1 million, and $0.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. As of December 31, 2025 and 2024, there was $3.3 million and $2.5 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.
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

For the years ended December 31, 2025, 2024, and 2023, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$24,169,132	$24,395,495	96.29%	$15,491,454	$15,529,180	96.27%
Second lien debt	26,807	27,881	0.11	35,984	31,340	0.19
Other secured debt	223,932	226,763	0.89	68,340	68,501	0.42
Unsecured debt	60,746	60,145	0.24	45,923	46,022	0.29
Structured finance investments	88,264	88,664	0.35	72,893	75,392	0.47
Investments in joint ventures	402,400	416,244	1.64	297,747	320,350	1.99
Equity investments	138,127	122,228	0.48	58,737	60,471	0.37
Total	$25,109,408	$25,337,420	100.00%	$16,071,078	$16,131,256	100.00%

The industry composition of investments at fair value as of December 31, 2025 as compared to December 31, 2024 was as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$1,301,763	5.13%	$559,297	3.47%
Air Freight & Logistics	85,553	0.34	—	—
Asset Based Lending and Fund Finance	124,203	0.49	52,644	0.32
Automobile Components	290,110	1.14	73,656	0.46
Beverages	97,885	0.39	99,778	0.62
Biotechnology	—	—	25,335	0.16
Broadline Retail	24,963	0.10	25,494	0.16
Building Products	268,827	1.06	191,553	1.19
Capital Markets	341,877	1.35	51,786	0.32
Chemicals	167,441	0.66	156,159	0.97
Commercial Services & Supplies	1,231,788	4.86	743,699	4.61
Communications Equipment	55,553	0.22	54,952	0.34
Construction & Engineering	119,092	0.47	692	0.00
Consumer Finance	25,681	0.10	22,568	0.14
Consumer Staples Distribution & Retail	522,725	2.06	266,696	1.65
Containers & Packaging	200,903	0.79	115,130	0.71
Distributors	14,157	0.06	28,887	0.18
Diversified Consumer Services	767,302	3.03	691,788	4.29
Diversified Telecommunication Services	17,123	0.07	17,762	0.11
Electric Utilities	77,049	0.30	—	—
Electrical Equipment	127,336	0.50	95,832	0.59
Electronic Equipment, Instruments & Components	268,724	1.06	241,770	1.50
Energy Equipment & Services	72,426	0.29	68,473	0.42
Entertainment	585,906	2.31	563,007	3.49
Financial Services	1,401,386	5.53	795,413	4.93
Food Products	176,572	0.70	179,459	1.11

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025		December 31, 2024
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Gas Utilities	39,404	0.16	40,936	0.25
Health Care Equipment & Supplies	993,028	3.92	558,938	3.46
Health Care Providers & Services	3,170,872	12.50	2,126,793	13.18
Health Care Technology	110,869	0.44	73,187	0.45
Hotels, Restaurants & Leisure	820,147	3.24	356,370	2.21
Household Durables	67,521	0.27	74,082	0.46
Independent Power and Renewable Electricity Producers	286,297	1.13	115,563	0.72
Insurance	677,379	2.67	660,940	4.10
Interactive Media & Services	148,774	0.59	49,052	0.30
Investments in Joint Ventures	416,244	1.64	320,350	1.99
IT Services	488,782	1.93	198,537	1.23
Life Sciences Tools & Services	890,883	3.52	580,023	3.60
Machinery	306,321	1.21	299,793	1.86
Media	406,502	1.60	236,993	1.47
Metals & Mining	213,890	0.84	202,391	1.25
Multi-Utilities	4,289	0.02	—	—
Oil, Gas & Consumable Fuels	3,471	0.01	6,144	0.04
Personal Care Products	186,685	0.74	120,277	0.75
Pharmaceuticals	623,138	2.46	368,357	2.28
Professional Services	1,030,406	4.07	897,546	5.56
Real Estate Management & Development	103,592	0.41	96,336	0.60
Semiconductors & Semiconductor Equipment	12,076	0.05	12,273	0.08
Software	4,772,683	18.83	2,796,386	17.34
Specialty Retail	378,996	1.50	318,778	1.98
Structured Finance	88,664	0.35	75,392	0.47
Textiles, Apparel & Luxury Goods	54,864	0.22	54,459	0.34
Trading Companies & Distributors	282,786	1.12	334,582	2.07
Transportation Infrastructure	86,929	0.34	34,948	0.22
Wireless Telecommunication Services	305,583	1.21	—	—
Total	$25,337,420	100.00%	$16,131,256	100.00%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$20,799,766	$20,802,415	82.10%	167.26%
United Kingdom	1,699,572	1,802,207	7.11	14.49
Sweden	549,232	577,532	2.28	4.64
Australia	398,668	401,762	1.59	3.23
France	287,473	305,802	1.21	2.46
Spain	259,311	287,386	1.13	2.31
Germany	247,547	267,864	1.06	2.15
Canada	176,733	176,307	0.70	1.42
Austria	151,387	170,687	0.67	1.37
Belgium	164,159	165,484	0.65	1.33
Lithuania	135,156	137,800	0.54	1.11
Czech Republic	54,856	63,706	0.25	0.51
Taiwan	49,155	49,685	0.20	0.40
Israel	45,378	45,382	0.18	0.36
Italy	52,597	43,184	0.17	0.35
Singapore	33,198	34,946	0.14	0.28
Ireland	2,947	2,973	0.01	0.02
Netherlands	2,273	2,298	0.01	0.02
Total	$25,109,408	$25,337,420	100.00%	203.71%

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
As of December 31, 2025 and 2024, the Company had certain investments in seven and eight portfolio companies on non-accrual status, respectively, which represented 0.74% and 0.70% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.
As of December 31, 2025 and 2024, on a fair value basis, 99.4% and 99.3%, respectively, of performing debt investments bore interest at a floating rate and 0.6% and 0.7% of performing debt investments bore interest at a fixed rate, respectively.
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

Investments in senior loans primarily include first and second lien term loans, delayed draws, revolving credit and other secured debt. The Adviser analyzes enterprise value based on the weighted average of discounted cash flows, public comparables and merger and acquisition comparables. This analysis is done to ensure, among other things, that the investments have adequate collateral and asset coverage. Once the investment is determined to have adequate asset coverage, the Adviser monitors yields for senior loan investments made from the time of purchase to the month end average yields for similar investments and risk profiles. The Company uses market data, including newly funded transactions, and secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield. The change in yield is utilized by the Adviser to discount the anticipated cash flows of the debt investment in order to arrive at a fair value. Further, the Adviser adjusts for material changes in the underlying fundamentals of the issuer, including changes in leverage, as necessary. If the investment does not have adequate coverage, a tranched valuation approach is considered.

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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule, the Company’s Board of Trustees has designated the Company’s Adviser as the valuation designee primarily responsible for the valuation of the Company’s investments, subject to the oversight of the Board of Trustees.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present the fair value hierarchy of investments and cash equivalents:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,651,049	$22,744,446	$24,395,495
Second lien debt	—	—	27,881	27,881
Other secured debt	—	—	226,763	226,763
Unsecured debt	—	13,336	46,809	60,145
Structured finance investments	—	58,926	29,738	88,664
Equity investments	—	21	122,207	122,228
Total investments	—	1,723,332	23,197,844	24,921,176
Investments measured at NAV(1)	—	—	—	416,244
Total	$—	$1,723,332	$23,197,844	$25,337,420
Cash equivalents	$403,602	$—	$—	$403,602

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,175,758	$14,353,422	$15,529,180
Second lien debt	—	—	31,340	31,340
Other secured debt	—	—	68,501	68,501
Unsecured debt	—	13,196	32,826	46,022
Structured finance investments	—	75,392	—	75,392
Equity investments	—	—	60,471	60,471
Total investments	—	1,264,346	14,546,560	15,810,906
Investments measured at NAV(1)	—	—	—	320,350
Total	$—	$1,264,346	$14,546,560	$16,131,256
Cash equivalents	$155,290	$—	$—	$155,290
(1)Includes investment in ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$—	$60,471	$14,546,560
Purchases of investments(1)	10,710,664	77	176,783	14,660	29,562	43,604	10,975,350
Proceeds from principal repayments and sales of investments	(2,550,853)	(4,470)	(22,190)	(5)	(3)	(790)	(2,578,311)
Accretion of discount/amortization of premium	85,966	90	1,007	63	—	—	87,126
Net realized gain (loss)	(12,840)	(4,874)	(10)	—	—	608	(17,116)
Net change in unrealized appreciation (depreciation)	195,985	5,718	2,672	(735)	179	(17,556)	186,263
Transfers in(2)	36,104	—	—	—	—	35,905	72,009
Transfers out(2)	(74,002)	—	—	—	—	(35)	(74,037)
Fair value, end of period	$22,744,446	$27,881	$226,763	$46,809	$29,738	$122,207	$23,197,844
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$193,657	$844	$2,672	$(735)	$179	$(17,191)	$179,426
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers of $(74.0) million were comprised of transfers out of level 3 of $(38.1) million due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser and transfer between investment types of $(35.9) million. For the year ended December 31, 2025, transfers in of $72.0 million were comprised of transfers into level 3 of $36.1 million due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser and transfer between investment types of $35.9 million.

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
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers out of level 3 of $(26.3) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the year ended December 31, 2024, transfers into level 3 of $48.8 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

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

	December 31, 2025
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$16,911,655	Yield analysis	Discount rate	6.06%	37.01%	9.56%
	99,057	Discounted cash flow	Discount rate	9.50%	20.00%	12.99%
			Exit multiple	2.90x	10.20x	9.50x
	18,556	Recovery analysis	Recovery rate	43.91%	43.91%	43.91%
Investments in second lien debt	25,216	Yield analysis	Discount rate	8.56%	8.56%	8.56%
	2,665	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%
			Exit multiple	8.48x	8.48x	8.48x
Investments in other secured debt	132,515	Yield analysis	Discount rate	8.62%	15.91%	10.85%
Investments in unsecured debt	36,454	Yield analysis	Discount rate	12.72%	17.66%	14.66%
	10,262	Discounted cash flow	Discount rate	16.00%	16.00%	16.00%
			Exit multiple	9.00x	9.00x	9.00x
	93	Recovery analysis	Recovery rate	5.42%	5.42%	5.42%
Investments in structured finance obligations - debt instruments	29,738	Yield analysis	Discount rate	6.23%	12.24%	10.88%
Investments in preferred equity	69,922	Yield analysis	Discount rate	8.60%	24.23%	17.89%
	13,125	Discounted cash flow	Discount rate	9.50%	20.00%	12.25%
			Exit multiple	8.75x	10.00x	9.67x
Investments in common equity	9,751	Yield analysis	Discount rate	8.00%	8.00%	8.00%
	27,409	Discounted cash flow	Discount rate	7.31%	20.00%	12.29%
			Exit multiple	5.55x	11.50x	9.60x
			Cap rate	8.29%	8.29%	8.29%

	December 31, 2024
				Range
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average(2)
Investments in first lien debt	$9,059,762	Yield analysis	Discount rate	7.69%	33.16%	10.23%
	54,259	Discounted cash flow	Discount rate	13.80%	16.00%	15.26%
			Exit multiple	2.90x	10.00x	8.46x
	29,952	Recovery analysis	Recovery rate	22.13%	100.00%	59.81%
Investments in second lien debt	3,938	Discounted cash flow	Discount rate	8.80%	8.80%	8.80%
			Exit multiple	11.50x	11.50x	11.50x
	2,464	Yield analysis	Discount rate	12.04%	12.77%	12.20%
Investments in other secured debt	52,644	Yield analysis	Discount rate	11.55%	11.55%	11.55%
Investments in unsecured debt	32,827	Yield analysis	Discount rate	10.52%	17.99%	14.58%
Investments in preferred equity	37,443	Yield analysis	Discount rate	12.19%	15.00%	14.66%
Investments in common equity	13,016	Discounted cash flow	Discount rate	8.00%	13.61%	12.33%
			Exit multiple	7.85x	7.85x	7.85x

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
(1)As of December 31, 2025, included within the fair value of Level 3 assets of $23,197,844 is an amount of $5,811,426 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $14,546,560 is an amount of $5,260,255 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2025 and 2024, had they been accounted for at fair value:
Debt

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$758,407	$758,407	$683,184	$683,184
HLEND B Funding Facility	833,783	833,783	955,572	955,572
HLEND C Funding Facility	510,000	510,000	487,500	487,500
HLEND D Funding Facility	757,110	757,110	830,343	830,343
HLEND E Funding Facility	906,290	906,290	642,800	642,800
Revolving Credit Facility	1,742,106	1,742,106	1,186,264	1,186,264
November 2025 Notes(1)	—	—	169,403	174,101
November 2027 Notes(1)	155,206	164,994	153,652	166,551
March 2026 Notes(1)	—	—	274,866	284,394
March 2028 Notes(1)	124,775	132,520	121,989	133,054
September 2027 Notes(1)	75,847	79,693	74,649	80,748
September 2028 Notes(1)	253,865	273,213	248,111	274,528
January 2029 Notes(1)	548,317	574,607	530,894	565,224
September 2029 Notes(1)	403,520	414,580	390,055	407,636
January 2028 Notes(1)	753,079	759,180	—	—
April 2032 Notes(1)	504,209	508,160	—	—
June 2027 Notes(1)	398,846	402,424	—	—
June 2030 Notes(1)	497,133	506,670	—	—
September 2028-1 Notes(1)	590,215	596,982	—	—
November 2030 Notes(1)	489,753	498,825	—	—
2023 CLO Secured Notes(1)	—	—	320,018	320,018
2023 CLO Refinancing Secured Notes(1)	575,217	575,217	—	—
2024 CLO Secured Notes(1)	381,678	381,678	376,280	376,280
2025 CLO Secured Debt(1)	845,771	845,771	—	—
2025-4 CLO Secured Notes(1)	845,079	845,079	—	—
Total	$12,950,206	$13,067,289	$7,445,580	$7,568,197

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
(1)As of December 31, 2025 and 2024, the carrying value of the Company’s Unsecured Notes and CLO Debt (each as defined below), as applicable, are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	December 31, 2025		December 31, 2024
	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$—	$—	$(562)	$(36)
November 2027 Notes	(660)	866	(1,013)	(335)
March 2026 Notes	—	—	(1,007)	(127)
March 2028 Notes	(498)	1,273	(723)	(1,288)
September 2027 Notes	(336)	1,183	(533)	182
September 2028 Notes	(1,422)	5,287	(1,947)	58
January 2029 Notes	(7,829)	6,146	(10,367)	(8,739)
September 2029 Notes	(6,885)	10,405	(8,721)	(1,225)
January 2028 Notes	(8,035)	11,114	—	—
April 2032 Notes	(12,033)	16,242	—	—
June 2027 Notes	(3,005)	1,851	—	—
June 2030 Notes	(6,991)	4,124	—	—
September 2028-1 Notes	(7,145)	(2,640)	—	—
November 2030 Notes	(5,265)	(4,982)	—	—
2023 CLO Secured Notes	—	—	(2,982)	—
2023 CLO Refinancing Secured Notes	(2,783)	—	—	—
2024 CLO Secured Notes	(18,322)	—	(23,718)	—
2025 CLO Secured Debt	(4,229)	—	—	—
2025-4 CLO Secured Notes	(4,921)	—	—	—
Total	$(90,359)	$50,869	$(51,573)	$(11,510)

The following table presents the fair value hierarchy of the Company’s debt obligations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	4,261,428	972,860
Level 3	8,805,861	6,595,337
Total	$13,067,289	$7,568,197

As of December 31, 2025 and 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
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

During the years ended December 31, 2025 and 2024, the average notional exposure for foreign currency forward contracts were $2,229.9 million and $1,124.7 million, respectively, and the average notional exposure for interest rate swaps were $3,760.5 million and $1,610.6 million, respectively.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2025 and 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$750	$—	$750	$644,368
Interest rate swaps	—	58,491	—	58,491	3,626,500
Total derivative assets, at fair value	$—	$59,241	$—	$59,241	$4,270,868

Derivative Liabilities
Foreign currency forward contracts	$—	$(21,542)	$—	$(21,542)	$1,959,684
Interest rate swaps	—	(7,622)	—	(7,622)	1,100,000
Total derivative liabilities, at fair value	$—	$(29,164)	$—	$(29,164)	$3,059,684

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$43,003	$—	$43,003	$1,520,726
Interest rate swaps	—	240	—	240	325,000
Total derivative assets, at fair value	$—	$43,243	$—	$43,243	$1,845,726

Derivative Liabilities
Interest rate swaps	$—	$(11,750)	$—	$(11,750)	$1,512,500
Total derivative liabilities, at fair value	$—	$(11,750)	$—	$(11,750)	$1,512,500

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Realized gain (loss) on foreign currency forward contracts	$(122,338)	$27,225	$(7,613)
Net change in unrealized gain (loss) on foreign currency forward contracts	$(63,795)	$52,107	$(6,968)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024:

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$20,366	$(4,982)	$15,384	$(15,384)	$—
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,146	$(2,640)	$3,506	$(3,506)	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$31,979	$—	$31,979	$(31,979)	$—
Deutsche Bank AG	Foreign currency forward contracts	Derivative liabilities, at fair value	$25	$(1,636)	$(1,611)	$—	$(1,611)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$113	$(2,573)	$(2,460)	$—	$(2,460)
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(8,787)	$(8,787)	$—	$(8,787)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$612	$(8,546)	$(7,934)	$—	$(7,934)

			December 31, 2024
Counterparty	Instrument	Account in the Consolidated Statements of Asset and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$4,005	$—	$4,005	$—	$4,005
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative assets, at fair value	$38,544	$—	$38,544	$—	$38,544
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$454	$—	$454	$—	$454
Goldman Sachs Bank USA	Interest rate swaps	Derivative liabilities, at fair value	$240	$(3,011)	$(2,771)	$2,210	$(561)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(8,739)	$(8,739)	$8,390	$(349)
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

The table below presents the carrying value of unsecured borrowings as of December 31, 2025 and 2024, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$4,717,162	$50,869	$1,802,092	$(38,729)

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 195.7% and 216.3%, respectively.
As of December 31, 2025 and 2024, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.
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
As of December 31, 2025 and 2024, the Company had five SPV Financing Facilities, as discussed below.
HLEND A Funding Facility
On February 3, 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (as amended, the “HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association services as collateral agent. On May 15, 2025, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $800 million to $1,250 million, adjust the applicable margin, and extend the stated maturity and commitment termination date of the HLEND A Funding Facility. On December 23, 2025, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $1,250 million to $1,600 million, adjust the applicable margin, and extend the stated maturity and commitment termination date of the HLEND A Funding Facility.
Loans under the HLEND A Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances then in effect, plus an applicable margin that is a blended rate based on the percentage of the aggregate outstanding balance that are liquid loans, subject to a floor of 1.75%. During the amortization period commencing two business days prior to December 23, 2028, the applicable margin on any remaining outstanding advances will be increased by 0.10% per annum.

As of December 31, 2025, the maximum borrowing capacity under the HLEND A Funding Facility was $1,600 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to December 23, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by December 23, 2030.

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

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin that is a blended rate based on aggregate outstanding balance that are broadly syndicated loans, large corporate loans and middle market loans in the portfolio, subject to a blended floor of 1.75%.

As of December 31, 2025, the maximum borrowing capacity under the HLEND B Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on September 17, 2028 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 17, 2030.

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

As of December 31, 2025, the maximum borrowing capacity under the HLEND C Funding Facility was $850 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2032.
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

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to advances made in U.S. dollars, Term SOFR, (b) with respect to advances made in GBP, adjusted cumulative compounded SONIA, (c) with respect to advances made in Euros, EURIBOR, (d) with respect to advances made in CAD, CDOR, and (e) with respect to advances made in Australian Dollars, BBSW, plus the applicable margin of 2.00% per annum.

As of December 31, 2025, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on March 31, 2026 and amounts outstanding under the credit facility must be repaid by March 31, 2028.
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

As of December 31, 2025, the maximum borrowing capacity under the HLEND E Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

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
The maximum borrowing capacity of the Revolving Credit Facility is $2,250 million (increased from $1,625 million to $1,975 million on April 29, 2025, increased on June 26, 2025, from $1,975 million to $2,050 million, increased on August 6, 2025, from $2,050 million to $2,125 million, and further increased on November 5, 2025, from $2,125 million to $2,250 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $2,962.5 million subject to the satisfaction of certain conditions.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $250 million limit for swingline loans.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
March 2026 Notes

On March 15, 2023, the Company entered into a Master Note Purchase Agreement (the “2023 Note Purchase Agreement”) governing the issuance of $276 million in aggregate principal amount of its Series A Senior Notes, Tranche A (the “March 2026 Notes”) to institutional investors in a private placement. The March 2026 Notes had a fixed interest rate of 8.12% per annum and were due on March 15, 2026.

The March 2026 Notes were fully prepaid on December 16, 2025, inclusive of any accrued interest, consistent with the terms of the 2023 Note Purchase Agreement.

In connection with the March 2026 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company received a fixed interest rate of 8.12% per annum and paid a floating interest rate of SOFR + 3.761% per annum on $276 million of the March 2026 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting relationship with the March 2026 Notes was terminated on December 16, 2025.

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

January 2029 Notes

On January 30, 2024, the Company issued $550 million aggregate principal amount of 6.75% notes due in 2029 (the “January 2029 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of January 30, 2024, between the Company and U.S. Bank Trust Company, National Association (the “144A Unsecured Notes Trustee”).

The January 2029 Notes will mature on January 30, 2029 and bear interest at a rate of 6.75% per year payable semi-annually on January 30 and July 30 of each year, commencing on July 30, 2024.

In connection with the January 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.75% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.876% per annum on $550 million of the January 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

September 2029 Notes

On June 18, 2024, the Company issued $400 million aggregate principal amount of 6.25% notes due in 2029 (the “September 2029 Notes”) pursuant to a second supplemental indenture, dated as of June 18, 2024, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The September 2029 Notes will mature on September 30, 2029 and bear interest at a rate of 6.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2025.

In connection with the September 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of 3-month

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Term SOFR plus 2.0575% per annum on $400 million of the September 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

January 2028 Notes

On January 14, 2025, the Company issued $750 million aggregate principal amount of 5.45% notes due in 2028 (the “January 2028 Notes”) pursuant to a third supplemental indenture, dated as of January 14, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The January 2028 Notes will mature on January 14, 2028 and bear interest at a rate of 5.45% per year payable semi-annually on January 14 and July 14 of each year, commencing on July 14, 2025.

In connection with the January 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.45% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.2855% per annum on $750 million of the January 2028 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

April 2032 Notes

On January 14, 2025, the Company issued $500 million aggregate principal amount of 5.95% notes due in 2032 (the “April 2032 Notes”) pursuant to a fourth supplemental indenture, dated as of January 14, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The April 2032 Notes will mature on April 14, 2032 and bear interest at a rate of 5.95% per year payable semi-annually on April 14 and October 14 of each year, commencing on April 14, 2025.

In connection with the April 2032 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.756% per annum on $500 million of the April 2032 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

June 2027 Notes

On June 5, 2025, the Company issued $400 million aggregate principal amount of 5.30% notes due in 2027 (the “June 2027 Notes”) pursuant to a fifth supplemental indenture, dated as of June 5, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The June 2027 Notes will mature on June 5, 2027 and bear interest at a rate of 5.30% per year payable semi-annually on June 5 and December 5 of each year, commencing on December 5, 2025.

In connection with the June 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.30% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.54% per annum on $400 million of the June 2027 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
June 2030 Notes

On June 5, 2025, the Company issued $500 million aggregate principal amount of 5.85% notes due in 2030 (the “June 2030 Notes”) pursuant to a sixth supplemental indenture, dated as of June 5, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The June 2030 Notes will mature on June 5, 2030 and bear interest at a rate of 5.85% per year payable semi-annually on June 5 and December 5 of each year, commencing on December 5, 2025.

In connection with the June 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.85% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.1475% per annum on $500 million of the June 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

September 2028-1 Notes

On September 11, 2025, the Company issued $600 million aggregate principal amount of 4.90% notes due in 2028 (the “September 2028-1 Notes”) pursuant to a seventh supplemental indenture, dated as of September 11, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The September 2028-1 Notes will mature on September 11, 2028 and bear interest at a rate of 4.90% per year payable semi-annually on March 11 and September 11 of each year, commencing on March 11, 2026.

In connection with the September 2028-1 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 4.90% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.5935% per annum on $600 million of the September 2028-1 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

November 2030 Notes

On September 11, 2025, the Company issued $500 million aggregate principal amount of 5.45% notes due in 2030 (the “November 2030 Notes”) pursuant to an eighth supplemental indenture, dated as of September 11, 2025, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The November 2030 Notes will mature on November 15, 2030 and bear interest at a rate of 5.45% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2026.

In connection with the November 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.45% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.085% per annum on $500 million of the November 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
Debt Securitizations

The Company has determined that the securitization vehicles noted below operate as extensions of the Company and therefore, will be consolidated by the Company. The Company completed term debt securitizations, as further described below, through the consummation of transactions relating to the 2023 CLO Notes, 2023 CLO Refinancing Notes, 2024 CLO Notes, 2025 CLO Debt, and 2025-4 CLO Notes (each as defined below), which are collectively referred to herein as the “CLO Debt.”

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

On October 22, 2025, the 2023 CLO Secured Notes were refinanced as part of the 2023 CLO Refinancing (as defined below).

2023 Debt Securitization Refinancing

On October 22, 2025 (the “Refinancing Date”), the Company completed an $849.1 million term debt securitization refinancing (the “2023 CLO Refinancing”), also known as a collateralized loan obligation refinancing, in connection with which a subsidiary of the Company issued the 2023 CLO Refinancing Notes (as defined below). The proceeds of the 2023 CLO Refinancing were used in part to

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
refinance all of the 2023 CLO Secured Notes. The 2023 CLO Refinancing is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

The debt offered in the 2023 CLO Refinancing was issued by the 2023 Issuer and consists of (i) Class A-1-R Senior Secured Floating Rate Notes (the “Class A-1-R Notes”), (ii) Class A-2-R Senior Secured Floating Rate Notes (the “Class A-2-R Notes”), (iii) Class B-R Senior Secured Floating Rate Notes (the “Class B-R Notes” and, together with the Class A-1-R Notes and the Class A-2-R Notes, collectively, the “2023 CLO Refinancing Secured Notes”) and (iv) additional subordinated notes (the “Additional Subordinated Notes”). The 2023 CLO Subordinated Notes (together with the Additional Subordinated Notes, the “2023 CLO Refinancing Subordinated Notes” and, together with the 2023 CLO Refinancing Secured Notes, the “2023 CLO Refinancing Notes”) were not redeemed and remain outstanding following the Refinancing Date. The 2023 CLO Refinancing is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2023 CLO Refinancing Notes are scheduled to mature on October 22, 2038; however, the 2023 CLO Refinancing Notes may be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the holders of the 2023 CLO Refinancing Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2027.

The following table presents information on the 2023 CLO Refinancing as of December 31, 2025:

Description	Principal Outstanding	Interest Rate	Credit Rating
Class A-1-R Notes	$493,000	SF + 1.44%	AAA(sf)
Class A-2-R Notes	34,000	SF + 1.65%	AAA(sf)
Class B-R Notes	51,000	SF + 1.80%	AA(sf)
Total Secured Notes	$578,000
2023 CLO Refinancing Subordinated Notes(1)	271,100	None	Not rate
Total Notes	$849,100
(1)Includes $165.0 million of the Additional Subordinated Notes newly issued on the Refinancing Date and $106.1 million of 2023 CLO Subordinated Notes issued on the Closing Date. The Company retained all of the 2023 CLO Refinancing Subordinated Notes which are eliminated in consolidation.

On the Refinancing Date and in connection with the 2023 CLO Refinancing, the 2023 Issuer entered into a note purchase agreement with BofA Securities, Inc., as the refinancing initial purchaser (the “Refinancing Initial Purchaser”), pursuant to which the Refinancing Initial Purchaser placed the 2023 CLO Refinancing Secured Notes issued pursuant to an amended and restated indenture, between the 2023 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2023 CLO Refinancing. The 2023 Depositor retained all of the 2023 CLO Refinancing Subordinated Notes in connection with the 2023 CLO Refinancing.

As part of the 2023 CLO Refinancing, the Company, the 2023 Depositor and the 2023 Issuer entered into a second amended and restated sale and contribution agreement on the Refinancing Date (the “2023 Refinancing Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Depositor and the 2023 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Issuer the loans securing the 2023 CLO Refinancing for the purchase price and other consideration set forth in the 2023 Refinancing Sale Agreement. Following this sale and transfer, the 2023 Issuer, and not the 2023 Depositor or the Company, holds all of the ownership interest in such loans. The Company made customary representations, warranties and covenants in the 2023 Refinancing Sale Agreement.

The 2023 CLO Refinancing Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

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

The following table presents information on the 2024 Debt Securitization as of December 31, 2025:

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

The following table presents information on the 2025 CLO Debt Securitization as of December 31, 2025:

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

The following table presents information on the 2025-4 Debt Securitization as of December 31, 2025:

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of December 31, 2025 and 2024, there were no short-term borrowings outstanding.

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,600,000	$758,407	$758,407	$841,593	$196,143
HLEND B Funding Facility(3)	1,500,000	833,783	833,783	666,217	225,397
HLEND C Funding Facility	850,000	510,000	510,000	340,000	12,656
HLEND D Funding Facility(3)	1,000,000	757,110	757,110	242,890	76,088
HLEND E Funding Facility(3)	1,500,000	906,290	906,290	593,710	218,848
Revolving Credit Facility(3)	2,250,000	1,742,106	1,742,106	507,894	507,894
November 2027 Notes(4)	155,000	155,000	155,206	—	—
March 2028 Notes(4)	124,000	124,000	124,775	—	—
September 2027 Notes(4)	75,000	75,000	75,847	—	—
September 2028 Notes(4)	250,000	250,000	253,865	—	—
January 2029 Notes(4)	550,000	550,000	548,317	—	—
September 2029 Notes(4)	400,000	400,000	403,520	—	—
January 2028 Notes(4)	750,000	750,000	753,079	—	—
April 2032 Notes(4)	500,000	500,000	504,209	—	—
June 2027 Notes(4)	400,000	400,000	398,846	—	—
June 2030 Notes(4)	500,000	500,000	497,133	—	—
September 2028-1 Notes(4)	600,000	600,000	590,215	—	—
November 2030 Notes(4)	500,000	500,000	489,753	—	—
2023 CLO Refinancing Secured Notes(4)	578,000	578,000	575,217	—	—
2024 CLO Secured Notes(4)	400,000	400,000	381,678	—	—
2025 CLO Secured Debt(4)	850,000	850,000	845,771	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,079	—	—
Total	$16,182,000	$12,989,696	$12,950,206	$3,192,304	$1,237,026
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in the following non-USD currencies:

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
HLEND A Funding Facility	A$	94,413	€75,500	£—
HLEND B Funding Facility	25,519		125,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		167,836	—
Revolving Credit Facility	43,310		374,495	225,692

(4)As of December 31, 2025, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(660)	$866
March 2028 Notes	(498)	1,273
September 2027 Notes	(336)	1,183
September 2028 Notes	(1,422)	5,287
January 2029 Notes	(7,829)	6,146
September 2029 Notes	(6,885)	10,405
January 2028 Notes	(8,035)	11,114
April 2032 Notes	(12,033)	16,242
June 2027 Notes	(3,005)	1,851
June 2030 Notes	(6,991)	4,124
September 2028-1 Notes	(7,145)	(2,640)
November 2030 Notes	(5,265)	(4,982)
2023 CLO Refinancing Secured Notes	(2,783)	—
2024 CLO Secured Notes	(18,322)	—
2025 CLO Secured Debt	(4,229)	—
2025-4 CLO Secured Notes	(4,921)	—
Total	$(90,359)	$50,869

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
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
HLEND A Funding Facility	A$	34,413	€—	£12,929
HLEND B Funding Facility	25,519		3,352	90,347
HLEND D Funding Facility	—		42,513	—
Revolving Credit Facility	62,500		457,831	212,692
(4)As of December 31, 2024, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2025 Notes	$(562)	$(36)
November 2027 Notes	(1,013)	(335)
March 2026 Notes	(1,007)	(127)
March 2028 Notes	(723)	(1,288)
September 2027 Notes	(533)	182
September 2028 Notes	(1,947)	58
January 2029 Notes	(10,367)	(8,739)
September 2029 Notes	(8,721)	(1,225)
2023 CLO Secured Notes	(2,982)	—
2024 CLO Secured Notes	(23,718)	—
Total	$(51,573)	$(11,510)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
As of December 31, 2025 and 2024, $170.5 million and $103.0 million, respectively, of interest expense and $1.5 million and $1.7 million, respectively, of facility unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Average principal debt outstanding	$10,147,438	$4,643,199	$3,131,013
Weighted average interest rate(1)	6.69%	8.59%	8.24%
(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$620,027	$347,812	$235,933
Facility unused commitment fees	8,413	12,623	6,608
Amortization of deferred financing costs	11,042	8,334	6,232
Amortization of original issue discount and debt issuance costs	26,038	9,718	2,128
Net (gain) loss on effective interest rate swaps and hedged items included in interest expense	13,235	20,235	6,946
Total interest expense	$678,755	$398,722	$257,847
Cash paid for interest expense	$574,419	$334,721	$208,141

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $3,421.9 million and $2,128.7 million, respectively.

As of December 31, 2025 and 2024, $325.2 million and $236.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending or threatened litigation.
Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following table summarizes transactions in common shares of beneficial interest during the year ended December 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	99,278,647	$2,517,265
Share transfers between classes	3,372,115	85,773
Distributions reinvested	4,359,115	110,474
Share repurchases	(20,722,563)	(524,217)
Early repurchase deduction	—	108
Net increase (decrease)	86,287,314	$2,189,403
CLASS D
Subscriptions	8,542,942	$216,547
Share transfers between classes	(1,933,866)	(49,394)
Distributions reinvested	2,071,822	52,521
Share repurchases	(6,666,070)	(168,523)
Early repurchase deduction	—	30
Net increase (decrease)	2,014,828	$51,181
CLASS F
Subscriptions	51,596,780	$1,307,285
Share transfers between classes	(1,557,627)	(39,357)
Distributions reinvested	9,154,698	231,968
Share repurchases	(12,155,669)	(306,960)
Early repurchase deduction	—	137
Net increase (decrease)	47,038,182	$1,193,073
CLASS S
Subscriptions	17,220,721	$436,547
Share transfers between classes	119,378	2,978
Distributions reinvested	967,763	24,511
Share repurchases	(1,910,250)	(48,201)
Early repurchase deduction	—	18
Net increase (decrease)	16,397,612	$415,853
Total net increase (decrease)	151,737,936	$3,849,510

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Distributions
The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared during the year ended December 31, 2025:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 29, 2025	February 28, 2025	$0.1600	$0.0550	$—	$0.2150	$24,733
February 26, 2025	March 31, 2025	0.1600	0.0550	—	0.2150	27,355
March 27, 2025	April 30, 2025	0.1600	0.0550	—	0.2150	28,558
April 25, 2025	May 30, 2025	0.1600	0.0550	—	0.2150	29,299
May 27, 2025	June 30, 2025	0.1600	0.0550	—	0.2150	31,373
June 24, 2025	July 31, 2025	0.1600	0.0550	—	0.2150	33,040
July 23, 2025	August 29, 2025	0.1600	0.0550	—	0.2150	33,412
August 26, 2025	September 30, 2025	0.1600	0.0550	—	0.2150	35,458
September 24, 2025	October 31, 2025	0.1600	0.0550	—	0.2150	36,845
October 27, 2025	November 28, 2025	0.1600	0.0550	—	0.2150	38,549
November 26, 2025	December 31, 2025	0.1600	0.0550	—	0.2150	41,642
December 24, 2025	January 30, 2026	0.1600	0.0550	—	0.2150	43,241
Total		$1.9200	$0.6600	$—	$2.5800	$403,505

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1546	$0.0550	$—	$0.2096	$8,871
February 26, 2025	March 31, 2025	0.1551	0.0550	—	0.2101	9,116
March 27, 2025	April 30, 2025	0.1546	0.0550	—	0.2096	9,339
April 25, 2025	May 30, 2025	0.1548	0.0550	—	0.2098	9,178
May 27, 2025	June 30, 2025	0.1546	0.0550	—	0.2096	9,198
June 24, 2025	July 31, 2025	0.1548	0.0550	—	0.2098	9,489
July 23, 2025	August 29, 2025	0.1546	0.0550	—	0.2096	9,703
August 26, 2025	September 30, 2025	0.1546	0.0550	—	0.2096	9,950
September 24, 2025	October 31, 2025	0.1548	0.0550	—	0.2098	10,049
October 27, 2025	November 28, 2025	0.1546	0.0550	—	0.2096	9,768
November 26, 2025	December 31, 2025	0.1548	0.0550	—	0.2098	9,952
December 24, 2025	January 30, 2026	0.1546	0.0550	—	0.2096	10,093
Total		$1.8565	$0.6600	$—	$2.5165	$114,706

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1491	$0.0550	$—	$0.2041	$36,177
February 26, 2025	March 31, 2025	0.1502	0.0550	—	0.2052	37,444
March 27, 2025	April 30, 2025	0.1492	0.0550	—	0.2042	38,611
April 25, 2025	May 30, 2025	0.1495	0.0550	—	0.2045	39,480
May 27, 2025	June 30, 2025	0.1493	0.0550	—	0.2043	40,814
June 24, 2025	July 31, 2025	0.1496	0.0550	—	0.2046	42,387
July 23, 2025	August 29, 2025	0.1493	0.0550	—	0.2043	43,253
August 26, 2025	September 30, 2025	0.1493	0.0550	—	0.2043	44,310
September 24, 2025	October 31, 2025	0.1496	0.0550	—	0.2046	45,185
October 27, 2025	November 28, 2025	0.1493	0.0550	—	0.2043	45,409
November 26, 2025	December 31, 2025	0.1496	0.0550	—	0.2046	46,192
December 24, 2025	January 30, 2026	0.1493	0.0550	—	0.2043	46,765
Total		$1.7933	$0.6600	$—	$2.4533	$506,027

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 29, 2025	February 28, 2025	$0.1415	$0.0550	$—	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.1433	0.0550	—	0.1983	3,627
March 27, 2025	April 30, 2025	0.1416	0.0550	—	0.1966	3,978
April 25, 2025	May 30, 2025	0.1422	0.0550	—	0.1972	4,374
May 27, 2025	June 30, 2025	0.1417	0.0550	—	0.1967	4,585
June 24, 2025	July 31, 2025	0.1424	0.0550	—	0.1974	4,924
July 23, 2025	August 29, 2025	0.1418	0.0550	—	0.1968	5,157
August 26, 2025	September 30, 2025	0.1418	0.0550	—	0.1968	5,619
September 24, 2025	October 31, 2025	0.1424	0.0550	—	0.1974	6,033
October 27, 2025	November 28, 2025	0.1418	0.0550	—	0.1968	6,197
November 26, 2025	December 31, 2025	0.1423	0.0550	—	0.1973	6,443
December 24, 2025	January 30, 2026	0.1418	0.0550	—	0.1968	6,627
Total		$1.7046	$0.6600	$—	$2.3646	$60,927
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following tables present distributions that were declared during the year ended December 31, 2024:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 30, 2024	February 29, 2024	$0.1600	$0.0550	$—	$0.2150	$11,811
February 29, 2024	March 29, 2024	0.1600	0.0550	—	0.2150	13,391
March 26, 2024	April 30, 2024	0.1600	0.0550	—	0.2150	14,482
April 25, 2024	May 31, 2024	0.1600	0.0550	—	0.2150	15,054
May 31, 2024	June 28, 2024	0.1600	0.0550	—	0.2150	16,339
June 26, 2024	July 31, 2024	0.1600	0.0550	—	0.2150	17,490
July 26, 2024	August 30, 2024	0.1600	0.0550	—	0.2150	18,130
August 27, 2024	September 30, 2024	0.1600	0.0550	—	0.2150	18,993
September 26, 2024	October 31, 2024	0.1600	0.0550	—	0.2150	19,529
October 23, 2024	November 29, 2024	0.1600	0.0550	—	0.2150	20,329
November 27, 2024	December 31, 2024	0.1600	0.0550	—	0.2150	21,878
December 23, 2024	January 30, 2025	0.1600	0.0550	—	0.2150	23,307
Total		$1.9200	$0.6600	$—	$2.5800	$210,733

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1547	$0.0550	$—	$0.2097	$6,514
February 29, 2024	March 29, 2024	0.1550	0.0550	—	0.2100	6,670
March 26, 2024	April 30, 2024	0.1547	0.0550	—	0.2097	6,834
April 25, 2024	May 31, 2024	0.1548	0.0550	—	0.2098	7,225
May 31, 2024	June 28, 2024	0.1546	0.0550	—	0.2096	7,404
June 26, 2024	July 31, 2024	0.1548	0.0550	—	0.2098	7,622
July 26, 2024	August 30, 2024	0.1546	0.0550	—	0.2096	8,144
August 27, 2024	September 30, 2024	0.1546	0.0550	—	0.2096	8,270
September 26, 2024	October 31, 2024	0.1548	0.0550	—	0.2098	8,810
October 23, 2024	November 29, 2024	0.1546	0.0550	—	0.2096	8,768
November 27, 2024	December 31, 2024	0.1548	0.0550	—	0.2098	8,855
December 23, 2024	January 30, 2025	0.1546	0.0550	—	0.2096	9,254
Total		$1.8566	$0.6600	$—	$2.5166	$94,370

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1494	$0.0550	$—	$0.2044	$26,889
February 29, 2024	March 29, 2024	0.1500	0.0550	—	0.2050	28,278
March 26, 2024	April 30, 2024	0.1493	0.0550	—	0.2043	29,404
April 25, 2024	May 31, 2024	0.1496	0.0550	—	0.2046	29,919
May 31, 2024	June 28, 2024	0.1492	0.0550	—	0.2042	30,325
June 26, 2024	July 31, 2024	0.1495	0.0550	—	0.2045	31,356
July 26, 2024	August 30, 2024	0.1492	0.0550	—	0.2042	31,763
August 27, 2024	September 30, 2024	0.1492	0.0550	—	0.2042	32,810
September 26, 2024	October 31, 2024	0.1495	0.0550	—	0.2045	33,739
October 23, 2024	November 29, 2024	0.1492	0.0550	—	0.2042	34,348
November 27, 2024	December 31, 2024	0.1495	0.0550	—	0.2045	35,376
December 23, 2024	January 30, 2025	0.1492	0.0550	—	0.2042	36,172
Total		$1.7928	$0.6600	$—	$2.4528	$380,379

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 30, 2024	February 29, 2024	$0.1420	$0.0550	$—	$0.1970	$357
February 29, 2024	March 29, 2024	0.1431	0.0550	—	0.1981	743
March 26, 2024	April 30, 2024	0.1418	0.0550	—	0.1968	954
April 25, 2024	May 31, 2024	0.1423	0.0550	—	0.1973	1,204
May 31, 2024	June 28, 2024	0.1417	0.0550	—	0.1967	1,550
June 26, 2024	July 31, 2024	0.1422	0.0550	—	0.1972	1,767
July 26, 2024	August 30, 2024	0.1416	0.0550	—	0.1966	1,954
August 27, 2024	September 30, 2024	0.1417	0.0550	—	0.1967	2,126
September 26, 2024	October 31, 2024	0.1422	0.0550	—	0.1972	2,467
October 23, 2024	November 29, 2024	0.1416	0.0550	—	0.1966	2,692
November 27, 2024	December 31, 2024	0.1422	0.0550	—	0.1972	2,930
December 23, 2024	January 30, 2025	0.1416	0.0550	—	0.1966	3,144
Total		$1.7040	$0.6600	$—	$2.3640	$21,888
(1)Distributions per share are net of shareholder servicing and/or distribution fees.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following tables present distributions that were declared during the year ended December 31, 2023:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 19, 2023	February 28, 2023	$0.1600	$0.0210	$—	$0.1810	$6,441
February 28, 2023	March 31, 2023	0.1600	0.0300	—	0.1900	6,980
March 28, 2023	April 28, 2023	0.1600	0.0430	—	0.2030	7,518
April 28, 2023	May 31, 2023	0.1600	0.0440	—	0.2040	7,561
May 26, 2023	June 30, 2023	0.1600	0.0450	—	0.2050	7,668
June 28, 2023	July 31, 2023	0.1600	0.0450	—	0.2050	7,907
July 31, 2023	August 31, 2023	0.1600	0.0450	—	0.2050	8,119
August 31, 2023	September 29, 2023	0.1600	0.0550	0.1500	0.3650	16,009
September 27, 2023	October 31, 2023	0.1600	0.0550	—	0.2150	9,577
October 27, 2023	November 30, 2023	0.1600	0.0550	—	0.2150	10,450
November 27, 2023	December 29, 2023	0.1600	0.0550	—	0.2150	11,042
December 29, 2023	January 31, 2024	0.1600	0.0550	0.1500	0.3650	19,305
Total		$1.9200	$0.5480	$0.3000	$2.7680	$118,577

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 19, 2023	February 28, 2023	$0.1549	$0.0210	$—	$0.1759	$3,173
February 28, 2023	March 31, 2023	0.1553	0.0300	—	0.1853	3,351
March 28, 2023	April 28, 2023	0.1548	0.0430	—	0.1978	3,752
April 28, 2023	May 31, 2023	0.1550	0.0440	—	0.1990	3,951
May 26, 2023	June 30, 2023	0.1548	0.0450	—	0.1998	4,081
June 28, 2023	July 31, 2023	0.1550	0.0450	—	0.2000	4,285
July 31, 2023	August 31, 2023	0.1548	0.0450	—	0.1998	4,426
August 31, 2023	September 29, 2023	0.1547	0.0550	0.1500	0.3597	8,319
September 27, 2023	October 31, 2023	0.1549	0.0550	—	0.2099	5,441
October 27, 2023	November 30, 2023	0.1547	0.0550	—	0.2097	5,701
November 27, 2023	December 29, 2023	0.1549	0.0550	—	0.2099	5,923
December 29, 2023	January 31, 2024	0.1547	0.0550	0.1500	0.3597	10,390
Total		$1.8585	$0.5480	$0.3000	$2.7065	$62,793

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 19, 2023	February 28, 2023	$0.1499	$0.0210	$—	$0.1709	$16,003
February 28, 2023	March 31, 2023	0.1507	0.0300	—	0.1807	16,992
March 28, 2023	April 28, 2023	0.1496	0.0430	—	0.1926	18,590
April 28, 2023	May 31, 2023	0.1500	0.0440	—	0.1940	18,948
May 26, 2023	June 30, 2023	0.1496	0.0450	—	0.1946	19,516
June 28, 2023	July 31, 2023	0.1500	0.0450	—	0.1950	20,103
July 31, 2023	August 31, 2023	0.1495	0.0450	—	0.1945	20,194
August 31, 2023	September 29, 2023	0.1494	0.0550	0.1500	0.3544	38,128
September 27, 2023	October 31, 2023	0.1498	0.0550	—	0.2048	23,210
October 27, 2023	November 30, 2023	0.1493	0.0550	—	0.2043	23,928
November 27, 2023	December 29, 2023	0.1497	0.0550	—	0.2047	25,038
December 29, 2023	January 31, 2024	0.1493	0.0550	0.1500	0.3543	44,922
Total		$1.7968	$0.5480	$0.3000	$2.6448	$285,572

		Class S(2)
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
October 27, 2023	November 30, 2023	$0.1419	$0.0550	$—	$0.1969	$20
November 27, 2023	December 29, 2023	0.1425	0.0550	—	0.1975	62
December 29, 2023	January 31, 2024	0.1418	0.0550	0.1500	0.3468	298
Total		$0.4262	$0.1650	$0.1500	$0.7412	$380
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
Through December 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2025:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5800	$403,505	$2.5165	$114,706	$2.4533	$506,027	$2.3646	$60,927
Net realized gains	—	—	—	—	—	—	—	—
Total	$2.5800	$403,505	$2.5165	$114,706	$2.4533	$506,027	$2.3646	$60,927
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

The following tables summarize the share repurchases completed during the years ended December 31, 2025, 2024, and 2023:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%
August 29, 2025	5.00%	September 30, 2025	$176,480	6,983,778	1.65%
December 2, 2025	5.00%	December 31, 2025	$474,322	18,807,293	4.06%

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 1, 2024	5.00%	March 31, 2024	$59,526	2,347,231	1.13%
May 30, 2024	5.00%	June 30, 2024	$56,260	2,204,546	0.89%
August 29, 2024	5.00%	September 30, 2024	$45,164	1,766,987	0.64%
December 2, 2024	5.00%	December 31, 2024	$110,805	4,330,004	1.40%

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 2, 2023	5.00%	March 31, 2023	$25,836	1,058,869	0.73%
May 30, 2023	5.00%	June 30, 2023	$98,692	3,992,380	2.64%
August 31, 2023	5.00%	September 30, 2023	$34,830	1,387,108	0.87%
December 1, 2023	5.00%	December 31, 2023	$63,474	2,532,864	1.39%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income(1)	2.65	2.59	2.53	2.43
Net unrealized and realized gain (loss)(2)	(0.44)	(0.44)	(0.45)	(0.44)
Net increase (decrease) in net assets resulting from operations	2.21	2.15	2.08	1.99
Distributions from net investment income(3)	(2.58)	(2.52)	(2.45)	(2.36)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.58)	(2.52)	(2.45)	(2.36)
Early repurchase deduction fees(5)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.37)	(0.37)	(0.37)	(0.37)
Net asset value, end of period	$25.22	$25.22	$25.22	$25.22
Shares outstanding, end of period	192,514,877	45,135,208	223,188,196	32,266,291
Total return based on NAV(4)	9.08%	8.81%	8.54%	8.16%
Ratios:
Ratio of net expenses to average net assets	9.09%	9.31%	9.57%	9.96%
Ratio of net investment income to average net assets	10.42%	10.19%	9.94%	9.58%
Portfolio turnover rate	13.88%	13.88%	13.88%	13.88%
Supplemental Data:
Net assets, end of period	$4,855,520	$1,138,385	$5,629,111	$813,815
Asset coverage ratio	195.7%	195.7%	195.7%	195.7%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.
(5)The per share amount rounds to less than $0.01 per share.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following are the financial highlights for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.06	$25.06	$25.06	$25.06
Net investment income(1)	2.77	2.72	2.66	2.52
Net unrealized and realized gain (loss)(2)	0.34	0.33	0.32	0.37
Net increase (decrease) in net assets resulting from operations	3.11	3.05	2.98	2.89
Distributions from net investment income(3)	(2.58)	(2.52)	(2.45)	(2.36)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.58)	(2.52)	(2.45)	(2.36)
Early repurchase deduction fees(5)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	0.53	0.53	0.53	0.53
Net asset value, end of period	$25.59	$25.59	$25.59	$25.59
Shares outstanding, end of period	106,227,563	43,120,380	176,150,014	15,868,679
Total return based on NAV(4)	12.95%	12.67%	12.39%	12.01%
Ratios:
Ratio of net expenses to average net assets	8.78%	9.05%	9.31%	9.54%
Ratio of net investment income to average net assets	10.82%	10.62%	10.39%	9.83%
Portfolio turnover rate	21.21%	21.21%	21.21%	21.21%
Supplemental Data:
Net assets, end of period	$2,717,857	$1,103,246	$4,506,823	$406,006
Asset coverage ratio	216.3%	216.3%	216.3%	216.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)The per share amount rounds to less than $0.01 per share.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following are the financial highlights for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Class I	Class D	Class F	Class S(7)
Per Share Data:
Net asset value, beginning of period	$23.88	$23.88	$23.88	$25.11
Net investment income(1)	2.86	2.80	2.74	0.63
Net unrealized and realized gain (loss)(2)	1.09	1.09	1.08	0.06
Net increase (decrease) in net assets resulting from operations	3.95	3.89	3.82	0.69
Distributions from net investment income(3)	(2.77)	(2.71)	(2.64)	(0.74)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.77)	(2.71)	(2.64)	(0.74)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	1.18	1.18	1.18	(0.05)
Net asset value, end of period	$25.06	$25.06	$25.06	$25.06
Shares outstanding, end of period	52,457,511	28,192,719	125,381,461	857,879
Total return based on NAV(4)	17.28%	16.99%	16.70%	2.78%
Ratios:
Ratio of net expenses to average net assets(5)	9.68%	10.02%	10.18%	10.68%
Ratio of net investment income to average net assets(5)	11.73%	11.57%	11.24%	10.20%
Portfolio turnover rate	9.31%	9.31%	9.31%	9.31%
Supplemental Data:
Net assets, end of period	$1,314,775	$706,613	$3,142,475	$21,501
Asset coverage ratio	223.2%	223.2%	223.2%	223.2%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)For the year ended December 31, 2023, amounts are annualized except for excise tax and capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.
(7)Class S Shares commenced operations on October 1, 2023.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following are the financial highlights for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Class I	Class D	Class F
Per Share Data:
Net asset value, beginning of period	$25.00	$25.00	$25.00
Net investment income(1)	2.21	2.19	2.20
Net unrealized and realized gain (loss)(2)	(1.50)	(1.49)	(1.51)
Net increase (decrease) in net assets resulting from operations	0.71	0.70	0.69
Distributions from net investment income(3)	(1.83)	(1.82)	(1.81)
Distributions from net realized gains(3)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.83)	(1.82)	(1.81)
Total increase (decrease) in net assets	(1.12)	(1.12)	(1.12)
Net asset value, end of period	$23.88	$23.88	$23.88
Shares outstanding, end of period	35,101,879	17,538,259	92,059,512
Total return based on NAV(4)	2.93%	2.89%	2.85%
Ratios:
Ratio of net expenses to average net assets(5)	3.11%	3.09%	3.28%
Ratio of net investment income to average net assets(5)	9.95%	9.88%	9.91%
Portfolio turnover rate	6.82%	6.82%	6.82%
Supplemental Data:
Net assets, end of period	$838,207	$418,798	$2,198,267
Asset coverage ratio	247.4%	247.4%	247.4%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
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

The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
December 31, 2025	$758,407	1,957.4	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
December 31, 2025	833,783	1,957.4	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
December 31, 2025	510,000	1,957.4	—	N/A
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
December 31, 2025	757,110	1,957.4	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
December 31, 2025	906,290	1,957.4	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
December 31, 2025	1,742,106	1,957.4	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
December 31, 2025	155,000	1,957.4	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
December 31, 2025	124,000	1,957.4	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
December 31, 2025	75,000	1,957.4	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
December 31, 2025	250,000	1,957.4	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
January 2029 Notes
December 31, 2025	550,000	1,957.4	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
December 31, 2025	750,000	1,957.4	—	N/A
April 2032 Notes
December 31, 2025	500,000	1,957.4	—	N/A
June 2027 Notes
December 31, 2025	400,000	1,957.4	—	N/A
June 2030 Notes
December 31, 2025	500,000	1,957.4	—	N/A
September 2028-1 Notes
December 31, 2025	600,000	1,957.4	—	N/A
November 2030 Notes
December 31, 2025	500,000	1,957.4	—	N/A
2023 CLO Secured Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2023 CLO Refinancing Secured Notes
December 31, 2025	578,000	1,957.4	—	N/A
2024 CLO Secured Notes
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
December 31, 2025	850,000	1,957.4	—	N/A
2025-4 CLO Secured Notes
December 31, 2025	850,000	1,957.4	—	N/A
Short-Term Borrowings
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 11. Joint Venture

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM were approximately $200.0 million and $28.6 million, respectively, which correspond to initial membership interests of approximately 87.5% and 12.5%, respectively. The LLC Agreement is effective as of June 1, 2023. The initial term of ULTRA III is 11 years from the commencement of operations, and will continue until an event of termination occurs. The Company’s investment in ULTRA III cannot be transferred without the consent of the anchor members unless such investment is transferred to an affiliate and satisfies certain representations and warranties or in certain other limited circumstances.

On February 1, 2024, the Company entered into an amendment to the LLC Agreement with COM to increase the maximum investment amounts for the Company and COM in ULTRA III to $400.0 million and $57.1 million, respectively. The LLC Agreement was subsequently amended on October 9, 2024, which increased the maximum investment amounts for the Company and COM in ULTRA III to $550.0 million and $78.6 million, respectively. The LLC Agreement was subsequently amended on November 21, 2025, which further increased the maximum investment amounts for the Company and COM in ULTRA III to $750.0 million and $107.1 million, respectively. The increased investment amounts for the Company and COM correspond to membership interests of 87.5% and 12.5%, respectively.

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of December 31, 2025 and 2024, the Company had made capital contributions (net of returns of capital) of $414.5 million and $307.4 million, respectively, and COM had made capital contributions (net of returns of capital) of $59.2 million and $43.9 million, respectively. As of December 31, 2025 and 2024, $325.2 million and $236.2 million, respectively, of capital remained uncalled from the Company and $46.5 million and $33.7 million, respectively, of capital remained uncalled from COM. As of December 31, 2025 and 2024, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. Due to the deal sourcing arrangement for ULTRA III, the percentage of upfront fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the years ended December 31, 2025 and 2024, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $1.7 million and $5.8 million, respectively.

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

The Company’s investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of December 31, 2025 and 2024.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the schedule of investments of ULTRA III as of December 31, 2025:

Company(1)	.	Reference Rate and Spread(2)		.	Interest Rate(2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost(3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
Commercial Services & Supplies
Sentinel Buyer Corp. (4)(6)(8)		SF +	5.00%		8.72%		11/6/2032		$230,800		$228,542		$228,542
Sentinel Buyer Corp. (4)(5)(6)							11/6/2032		19,200		(190)		(188)
											228,352		228,354		47.93%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(7)(8)		SF +	6.00%		9.72%		11/8/2029		235,994		232,206		235,993
											232,206		235,993		49.54%
Health Care Equipment & Supplies
EHOB, LLC (4)(7)(9)		SF +	4.50%		8.17%		12/18/2029		102,946		101,417		103,976
											101,417		103,976		21.83%
Health Care Providers & Services
Compsych Investments Corp (4)(6)(9)		SF +	4.75%		8.61%		7/22/2031		149,861		149,267		151,360
Compsych Investments Corp (4)(5)(6)							7/22/2031		43,333		(194)		433
Emerus Holdings, Inc. (4)(7)(9)		SF +	6.25%		9.92%		7/2/2029		157,600		155,225		156,034
Emerus Holdings, Inc. (4)(7)(9)		SF +	6.25%		9.92%		7/2/2029		92,400		91,482		91,482
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.42%		6/21/2031		128,770		127,261		129,338
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.53%		6/21/2031		34,367		33,931		34,519
FH BMX Buyer, Inc. (4)(5)(6)(9)		SF +	4.75%		8.64%		6/21/2031		51,654		36,328		37,042
FH BMX Buyer, Inc. (4)(5)(6)							6/21/2031		49,978		(493)		221
Rsource Holdings, LLC (4)(6)(10)		SF +	5.00%		8.60%		11/10/2031		173,250		171,077		168,890
Rsource Holdings, LLC (4)(5)(6)							11/10/2031		50,000		(689)		(1,258)
											763,195		768,061		161.22%
Software
Brandt Information Services, LLC (4)(6)(8)		SF +	4.75%		8.47%		5/31/2030		114,138		112,879		114,047
Brandt Information Services, LLC (4)(6)(8)		SF +	4.75%		8.47%		5/31/2030		40,000		39,626		39,968
Brandt Information Services, LLC (4)(5)(6)(8)		SF +	4.75%		8.58%		5/31/2030		50,000		23,353		23,961
											175,858		177,976		37.36%
Total First Lien Debt											$1,501,028		$1,514,360		317.88%
Total Investment Portfolio											$1,501,028		$1,514,360		317.88%
Cash
Cash											$37,543		$37,543
Total Cash											$37,543		$37,543		7.88%
Total Investment Portfolio and Cash											$1,538,571		$1,551,903		325.76%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$26,000	$(21)
Compsych Investments Corp	1st Lien Senior Secured Delayed Draw Loan	43,333	433
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,840	66
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	49,978	221
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(1,258)
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	19,200	(188)
Total		$203,351	$(747)

(6) The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(7) The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(8) The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9) The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10) The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the schedule of investments of ULTRA III as of December 31, 2024:

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(7)	SF +	6.00%	10.40%	11/8/2029	$243,045	$238,133	$242,570
						238,133	242,570	66.26%
Health Care Equipment & Supplies
EHOB, LLC (4)(7)	SF +	4.75%	9.08%	12/18/2029	116,875	114,701	118,044
						114,701	118,044	32.24%
Health Care Providers & Services
Compsych Investments Corp. (4)(6)	SF +	4.75%	9.38%	7/22/2031	151,378	150,669	152,892
Compsych Investments Corp. (4)(5)(6)				7/22/2031	43,333	(210)	433
Emerus Holdings, Inc. (4)(7)	SF +	6.25%	10.50%	1/5/2028	158,800	155,216	161,059
FH BMX Buyer, Inc. (4)(5)(6)				6/21/2031	34,600	(499)	346
FH BMX Buyer, Inc.(4)(6)	SF +	5.25%	9.58%	6/21/2031	130,074	128,271	131,375
Rsource Holdings, LLC (4)(5)(6)				11/8/2031	50,000	(742)	(734)
Rsource Holdings, LLC (4)(6)	SF +	4.75%	9.27%	11/8/2031	175,000	172,431	172,429
						605,136	617,800	168.75%
Software
Brandt Information Services, LLC (4)(5)(6)				5/31/2030	50,000	(713)	128
Brandt Information Services, LLC (4)(6)	SF +	5.00%	9.36%	5/31/2030	114,713	113,161	115,006
						112,448	115,134	31.45%
Total First Lien Debt						$1,070,418	$1,093,548	298.70%
Total Investment Portfolio						$1,070,418	$1,093,548	298.70%
Cash
Cash						$24,652	$24,652
Total Cash						$24,652	$24,652	6.73%
Total Investment Portfolio and Cash						$1,095,070	$1,118,200	305.43%
(1) Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.

(2) The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following table presents the selected statements of assets and liabilities information of ULTRA III as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $1,501,028 and $1,070,418 at December 31, 2025 and December 31, 2024, respectively)	$1,514,360	$1,093,548
Cash	37,543	24,652
Interest receivable	9,546	13,217
Total assets	$1,561,449	$1,131,417
LIABILITIES
Debt	$1,068,394	$751,554
Interest payable and other liabilities	16,661	13,748
Total liabilities	1,085,055	765,302
MEMBERS’ EQUITY
Members’ Equity	476,394	366,115
Total Members’ Equity	476,394	366,115
Total liabilities and members’ equity	$1,561,449	$1,131,417

The following table presents the selected statements of operations information of ULTRA III for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$116,562	$86,214	$4,887
Other income	788	—	—
Total investment income	117,350	86,214	4,887
Expenses:
Interest expense	56,652	41,273	2,159
Other expenses	2,830	1,961	256
Total expenses	59,482	43,234	2,415
Net investment income	57,868	42,980	2,472
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(9,798)	23,134	(4)
Net realized and change in unrealized gain (loss) on investments	(9,798)	23,134	(4)
Net increase (decrease) in net assets resulting from operations	$48,070	$66,114	$2,468
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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025, 2024, and 2023, permanent differences were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributable earnings (loss)	$8,963	$7,215	$3,267
Paid In Capital	$(8,963)	$(7,215)	$(3,267)

During the years ended December 31, 2025, 2024, and 2023, permanent differences were principally related to non-deductible offering costs and other nondeductible expenses.

The following reconciles the increase/(decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$938,554	$838,924	$654,601
Net unrealized (appreciation) depreciation	19,551	(55,216)	(214,133)
Realized gain (loss) for tax not included in book income	63,112	9,009	5,497
Other non-deductible expenses and excise taxes	8,963	7,215	3,267
Other book/tax differences	101,221	22,470	33,473
Taxable income	$1,131,401	$822,402	$482,705

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	$71,574	$128,530	$34,049
Distributable capital gains/(losses)	(92,771)	(31,630)	(20,701)
Net unrealized appreciation/(depreciation)	92,408	111,959	56,742
Total accumulated under-distributed (over-distributed) earnings	$71,211	$208,859	$70,090

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Gross unrealized appreciation	$224,314	$260,916	$166,817
Gross unrealized depreciation	(268,325)	(173,145)	(95,061)
Net unrealized appreciation (depreciation)	$(44,011)	$87,771	$71,756

Tax cost of investments	$25,381,431	$16,043,485	$9,217,654

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market foreign currency gains (losses) on investments, market discount, and significant modification of debt securities.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2025, 2024, and 2023, which will be deemed to arise on the first day of the tax years ended December 31, 2026, 2025, and 2024, were as follows:

	Year Ended December 31,
	2025	2024	2023
Short-term	$45,308	$13,427	$3,650
Long-term	$37,581	$9,102	$9,892

All of the distributions declared during the years ended December 31, 2025, 2024, and 2023 were derived from ordinary income, as determined on a tax basis and 81.4%, 84.7% and 86.9%, respectively, of distributed ordinary income qualified as interest related dividends which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s Consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2025, except as discussed below.

Subscriptions
The Company received $184.6 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective January 1, 2026.

The Company received $382.5 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective February 1, 2026.

The Company received $152.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F and Class S shares for subscriptions effective March 1, 2026.

Distributions Declarations

On January 27, 2026, the Company declared net distributions of $0.1600 per Class I share, $0.1546 per Class D share, $0.1493 per Class F share, and $0.1418 per Class S share, all of which are payable on or about February 27, 2026 to shareholders of record as of January 31, 2026. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about February 27, 2026 to shareholders of record as of January 31, 2026.

On February 27, 2026, the Company declared net distributions of $0.1600 per Class I share, $0.1552 per Class D share, $0.1503 per Class F share, and $0.1436 per Class S share, all of which are payable on or about March 31, 2026 to shareholders of record as of February 28, 2026. Additionally, the Company declared variable supplemental distributions of $0.0550 for all share classes outstanding, all of which are payable on or about March 31, 2026 to shareholders of record as of February 28, 2026.

Q1 2026 Share Repurchase

For the first quarter of 2026, the Company received shareholder requests to repurchase approximately 9.3% of shares outstanding as of December 31, 2025, which exceeded the Company’s offer to repurchase up to 5% of its outstanding shares with respect to such quarter. With respect to the first quarter of 2026, the Company will fulfill repurchase requests for 5% of shares outstanding as of December 31, 2025.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Financing Transactions

April 2029 Notes and April 2031 Notes

On January 13, 2026, the Company and the 144A Unsecured Notes Trustee entered into (i) a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) relating to the Company’s issuance of $350 million in aggregate principal amount of its 5.150% notes due 2029 (the “April 2029 Notes”) and (ii) a Tenth Supplemental Indenture (the “Tenth Supplemental Indenture”) relating to the Company’s issuance of $400.0 million in aggregate principal amount of its 5.650% notes due 2031 (the “April 2031 Notes”, and together with the April 2029 Notes, the “Notes”), each of which supplements the Base Indenture (together with the Ninth Supplemental Indenture and the Tenth Supplemental Indenture, the “Indenture”). The April 2029 Notes will mature on April 2, 2029, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Base Indenture, as supplemented by the Ninth Supplemental Indenture. The April 2031 Notes will mature on April 2, 2031, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Base Indenture, as supplemented by the Tenth Supplemental Indenture. The April 2029 Notes bear interest at a rate of 5.150% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026. The April 2031 Notes bear interest at a rate of 5.650% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the issuance of the Notes, the Company entered into interest rate swap agreements to more closely align the interest rates of the Company’s liabilities attributable to the Notes with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreements, the Company receives (i) a fixed interest rate of 5.150% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.7741% per annum on $350 million, and (ii) a fixed interest rate of 5.650% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.1315% per annum on $400 million. The Company designated the interest rate swaps as hedging instruments in qualifying hedge accounting relationships.

HLEND D Funding Facility Amendment

On January 20, 2026, the Company entered into that certain Fourth Amendment to Credit Agreement (the “HLEND D Fourth Amendment”) among the Company, as equityholder and collateral manager, HLEND D as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto, amending the HLEND D Funding Facility. The HLEND D Fourth Amendment provides for, among other things, (i) an extension of the reinvestment period to January 20, 2029, (ii) an extension of the final maturity date to January 20, 2031, and (iii) a reduction in the applicable margin to 1.85% per annum.

2026 Debt Securitization Pricing

On February 19, 2026, the Company, through HLEND CLO 2026-5, LLC (the “Issuer”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned indirect subsidiary of the Company, priced its $748.3 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on or about March 26, 2026 (the “CLO 2026 Closing Date”). The Secured Notes (as defined below) to be issued by the Issuer in the CLO Transaction will be secured by a portfolio of collateral obligations consisting primarily of middle market loans and participation interests therein.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The CLO Transaction is expected to be executed through (i) a private placement of Class A-1 Senior Secured Floating Rate Notes, Class A-2 Senior Secured Floating Rate Notes and Class B Senior Secured Floating Rate Notes (collectively, the “Secured Notes”) and (ii) a purchase by the Depositor (as defined below) of the subordinated notes issued by the Issuer (the “Subordinated Notes” and, together with the Secured Notes, the “HLEND 2026 Debt”), the terms of which are summarized in the table below:

Class	Par Size	Expected Rating (S&P)*	Coupon
Class A-1 Notes	$435,000	AAA(sf)	SOFR + 1.40%
Class A-2 Notes	$30,000	AAA(sf)	SOFR + 1.55%
Class B Notes	$45,000	AA(sf)	SOFR + 1.70%
Subordinated Notes	$238,300	N/A	N/A
* Initial ratings expected to be issued by S&P Global Ratings on the Closing Date.

The Company, through HLEND CLO 2026-5 Investments, LLC (the “Depositor”), a limited liability company formed under the laws of the State of Delaware and a wholly-owned direct subsidiary of the Company, is expected to acquire 100% of the Subordinated Notes on the CLO 2026 Closing Date and will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules and the EU/UK Risk Retention Requirements on and after the CLO 2026 Closing Date. The Subordinated Notes will not bear interest. The Company expects that the HLEND 2026 Debt will mature on April 15, 2039, unless otherwise redeemed or prepaid, as applicable, earlier in accordance with the terms of the indenture to be executed on the CLO 2026 Closing Date (the “CLO 2026 Indenture”), governing the HLEND 2026 Debt.

The Secured Notes will be the secured obligations of the Issuer, and the CLO 2026 Indenture will include customary covenants and events of default. The HLEND 2026 Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Revolving Credit Facility Commitment Increase

On February 27, 2026, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) with Truist Bank, as the assuming lender (the “Assuming Lender”), and U.S. Bank National Association, Sumitomo Mitsui Banking Corporation, Royal Bank of Canada and BNP Paribas, as the increasing lenders (together, the “Increasing Lenders”), JPMorgan Chase Bank, N.A., as administrative agent and as issuing bank, and the issuing banks party thereto, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for the Assuming Lender’s multicurrency commitment and for an increase in each Increasing Lender’s commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $2,250.0 million to $2,650.0 million through the accordion feature in the Revolving Credit Facility.

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

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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
Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad in March 2025, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Trustees and Executive Officers

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee*:
Michael Patterson	1974	Trustee, Chairperson and Chief Executive Officer	2021
Independent Trustees:
Randall Lauer	1959	Trustee	2021
Robin Melvin	1963	Trustee	2021
Robert Van Dore	1959	Trustee	2021
Donna Milia	1974	Trustee	2023

The address for each trustee is c/o HPS Corporate Lending Fund, 40 West 57th Street, 33rd Floor, New York, NY 10019. While we do not intend to list our shares on any securities exchange, if any class of our shares is listed on a national securities exchange, our Board will be divided into three classes of trustees serving staggered terms of three years each.

*On July 1, 2025, Grishma Parekh resigned from the Board upon the closing of the HPS/BlackRock Transaction in order to comply with the Section 15(f) safe harbor provisions of the 1940 Act. Ms. Parekh continues to serve as President of the Company, a member of the Investment Committee of the Company and in her existing role at HPS and the Adviser. Ms. Parekh’s resignation from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position
Grishma Parekh	1980	President
Robert Busch	1982	Chief Financial Officer and Principal Accounting Officer
Eric Smith*	1984	Chief Compliance Officer
Yoohyun K. Choi	1971	Secretary
Tyler Thorn	1978	Assistant Secretary

* On October 9, 2025, Gregory MacCordy resigned as our former Chief Compliance Officer. Eric Smith was appointed as our Chief Compliance Officer.

The address for each executive officer is c/o HPS Investment Partners 40 West 57th Street, 33rd Floor New York, NY 10019.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustee and Independent Trustees. The Interested Trustee is an “interested persons” as defined in the 1940 Act.

Interested Trustee

Michael Patterson, Trustee and Chief Executive Officer. Mr. Patterson is Co-President and a Founding Partner of HPS, where he is the Portfolio Manager for the HPS Specialty Loan Funds and the Core Senior Lending Funds. He is also the Chairman and CEO of the Company. In addition, Mr. Patterson is a member of BlackRock’s Global Executive Committee and a Senior Managing Director in the

Private Financing Solutions (PFS) Executive Office, which leads BlackRock’s private credit, GP/LP solutions, and liquid and private credit CLO businesses. Mr. Patterson joined HPS at its inception in 2007, establishing the European business before returning to the United States in 2009. Before joining HPS, Mr. Patterson was with Silver Point Capital in the U.S. and Europe and the Goldman Sachs Principal Investing Area in New York. Prior to his investing career, Mr. Patterson served as an officer in the United States Navy. He serves on the Dean’s Advisory Council for the Radcliffe Institute of Advanced Studies at Harvard. Mr. Patterson holds an AB in Applied Mathematics from Harvard College and an MBA from Stanford University’s Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Patterson joined the Board of the Company in August 2021. Mr. Patterson also serves as an Interested Trustee on the Board of HPS Corporate Capital Solutions Fund.

Independent Trustees

Randall Lauer, Trustee. Mr. Lauer is the Head of Institutional Sales and Business Development at Academy Securities, Inc. Prior to joining Academy Securities, Inc. in 2022, Mr. Lauer was formerly a Managing Director at Citigroup, where he served from August 1988 until May 2021. During that time, Mr. Lauer held numerous leadership roles across all of Institutional Sales and Trading, including Head of Institutional Markets Sales for the Midwest Region from 2012 to 2021 and Head of Securitized Product Sales for North America from 2018 to 2019. Mr. Lauer has extensive experience with a wide range of fixed income and equity products, including structured credit and all securitized markets. Prior to joining Citigroup, Mr. Lauer was an officer in the United States Marine Corps, where he held leadership billets ranging from platoon commander to company commander and served overseas deployments in Okinawa, Japan, the Republic of South Korea, the Philippine Islands, and Thailand. Mr. Lauer currently serves as a Trustee for Lake Forest College, St. John’s Northwestern Academies and Silent Falcon UAS Technologies. Mr. Lauer holds a BA from Lake Forest College and an MBA from the Kellogg School at Northwestern University. Mr. Lauer joined the Board of the Company in August 2021. Mr. Lauer also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Robin Melvin, Trustee. Ms. Melvin served as the head of the Boisi Family Office and Director of the Boisi Family Foundation from 1994 to 2012. In this capacity, Ms. Melvin acted as the primary interface with all investment managers, legal advisors and other service providers to the family and managed the private foundation’s philanthropic efforts, which focused on support for organizations serving the needs of youth from disadvantaged circumstances. From 1992 to 2005, Ms. Melvin helped to build and held various leadership positions with MENTOR, a national non-profit youth mentoring advocacy organization. Prior to that, Ms. Melvin was an investment banker at Goldman, Sachs & Co.

Ms. Melvin is a Board Member of the Bank of New York Mellon Family of Funds, where she is Chairman of the Compensation Committee, Chairman of the Nominating Committee and serves on the Audit Committee for three of the four fund clusters. She is also a member of the Governance Committee for the Family of Funds. Ms. Melvin also serves as a Director on the Northwestern Memorial Hospital Board of Directors. Ms. Melvin previously served as a Trustee of Westover School and Chair of the Head of School Search Committee and Chair of the Finance Committee until June 30, 2023. Ms. Melvin holds an AB from Harvard College and an MBA from Harvard Business School. Ms. Melvin joined the Board of the Company in August 2021. Ms. Melvin also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Donna Milia, Trustee. Ms. Milia served as a Senior Advisor of Galaxy Digital (TSX: GLXY) from 2019 to 2022. From 2017 to 2019, she served as the Chief Financial Officer of Galaxy Digital. In this capacity, Ms. Milia created and built the accounting and reporting infrastructure, operations, accounting policy, public reporting documents and internal control environment and ultimately took the company public on TSX Venture Exchange in 2018. Prior to joining Galaxy Digital, she was a Managing Director at BlackRock responsible for the Finance, Tax, and Accounting Groups since 2005 and served as the Chief Financial Officer and Treasurer of BlackRock Capital Investment Corporation, a publicly-listed business development company (NASDAQ: BKCC) from 2015 to 2017. Prior to BlackRock, she spent six years at The Millburn Corporation in the Accounting Group and three years as an auditor with Grant Thornton LLP. Ms. Milia brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. She holds a B.S. in Accounting from Lehigh University and is a CPA. Ms. Milia joined the Board of the Company in February 2023. Ms. Milia also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund. Ms. Milia is a Trustee of the Grayscale Funds Trust, where she is Chairman of the Audit Committee and serves on the Nominating and Governance Committee.

Robert Van Dore, Trustee. Mr. Van Dore was formerly a Partner at Deloitte & Touche LLP (“Deloitte”), where he worked from June 1981 until he retired in June 2021. From 2001 until his retirement, Mr. Van Dore served as the New England Professional Practice Director with responsibility for all accounting and audit technical matters within the region. During his tenure at Deloitte, Mr. Van Dore managed large engagements for, and provided audit services to, some of the firm’s largest clients throughout the United States and Europe. His work spanned multiple industries, including manufacturing, distribution, retail and technology. Mr. Van Dore brings extensive accounting and audit knowledge to the Board and is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission. Mr. Van Dore holds a BA from Williams College and an MS in Accounting from the Stern Graduate School of Business at

New York University. Mr. Van Dore joined the Board of the Company in August 2021. Mr. Van Dore also serves as an Independent Trustee on the Board of HPS Corporate Capital Solutions Fund.

Executive Officers Who are not Trustees

Grishma Parekh, President. Ms. Parekh is a Managing Director at HPS and Co-Head of North American Core Senior Lending. Prior to joining HPS in 2020, Ms. Parekh spent over twelve years as a Partner and Managing Director at The Carlyle Group. During her tenure at The Carlyle Group, Ms. Parekh was a founding member of the Direct Lending platform, served as Head of Origination for Illiquid Credit, and was a member of the investment committee for the Direct Lending business. Prior to joining The Carlyle Group in 2007, Ms. Parekh was an Investment Banking Associate at JPMorgan where she was responsible for originating, structuring and executing high yield bond and leveraged loan transactions. Ms. Parekh holds a BS in Finance and Information Systems from the Stern School of Business at New York University. Ms. Parekh previously served as Trustee of the Company and of HPS Corporate Capital Solutions Fund.

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

Eric Smith, Chief Compliance Officer. Mr. Smith is a Senior Principal Consultant at ACA Group. Mr. Smith serves as outsourced chief compliance officer and consultant for various registered investment advisers, registered investment companies, business development companies and other entities. He has over 17 years of regulatory and financial services experience. Prior to ACA Group, most recently, Mr. Smith worked at Charles Schwab, where he was Compliance Director of Asset Management. Prior to this, Mr. Smith held various roles at Nuveen, where he served as a business-line compliance officer for the firm’s private placements division and played a central role in developing and running the compliance program for a business development company. Mr. Smith has also held various other industry roles, including as a Compliance Associate in TIAA’s asset management division and in client-facing and supervision roles within the wealth management industry. Mr. Smith graduated from the University of Colorado with a BA in Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2025, such persons complied with all such filing requirements.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of March 10, 2026:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(3)
Interested Trustee
Michael Patterson	Over $100,000	Over $100,000
Independent Trustees
Randall Lauer	None	None
Robin Melvin	None	None
Robert Van Dore	None	None
Donna Milia	None	None

1.Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
2.Dollar ranges were determined using the number of shares that are beneficially owned as of March 10, 2026, multiplied by the Company’s net asset value per share as of December 31, 2025.
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

Item 11. Executive Compensation

Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Each of our executive officers described above in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K is employed by the Adviser or its affiliates. Our day‑to‑day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

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

			Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance
$125,000	$2,500	$1,000	$15,000	$10,000

	Total Compensation earned from the Company for Fiscal Year 2025(5)	Total Compensation earned from the Fund Complex for Fiscal Year 2025(6)
Interested Trustees
Michael Patterson(1)	None	None
Grishma Parekh(1)(2)	None	None
Independent Trustees
Randall Lauer(3)	$141,000	$219,500
Robin Melvin(3)	$155,500	$248,500
Robert Van Dore(3)	$160,500	$258,500
Donna Milia(4)	$145,500	$228,500

(1) These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2) Effective July 1, 2025, Grishma Parekh no longer serves as a Trustee of the Company.
(3) Mr. Lauer, Ms. Melvin and Mr. Van Dore joined the Board in August 2021.
(4) Ms. Milia joined the Board in February 2023.
(5) The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(6) For purposes of this Annual Report on Form 10-K, the term “Fund Complex” is defined to include the Company and HPS Corporate Capital Solutions Fund, a BDC managed by the Adviser.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 10, 2026, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 518,479,559 shares outstanding as of March 10, 2026 (excluding March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing).

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

	Type of Ownership	Number of Shares	Percentage
Interested Trustee
Michael Patterson	Beneficial	199,203	*
Independent Trustees(1)
Randall Lauer	—	—	—
Robin Melvin	—	—	—
Robert Van Dore	—	—	—
Donna Milia	—	—	—
Executive Officers Who Are Not Trustees(1)
Grishma Parekh	Record	19,920	*
Robert Busch	—	—	—
Eric Smith	—	—	—
Yoohyun (Kathy) Choi	—	—	—
Tyler Thorn	—	—	—
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less the carrying value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for an initial period of two years and the Administration Agreement will remain in effect for an initial one-year period, and thereafter each will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

The closing of the HPS/BlackRock Transaction on July 1, 2025 resulted in the automatic termination of the investment advisory agreement entered into on June 30, 2023, subsequently amended and restated on November 27, 2024, with the Adviser (as in effect prior to its deemed termination as of July 1, 2025, the “Prior Investment Advisory Agreement”) under the 1940 Act. Prior thereto, the Board approved a new investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”), which replaced the Prior Investment Advisory Agreement and became effective at the closing of the HPS/BlackRock Transaction. At a special meeting of shareholders held on April 16, 2025, the shareholders of the Company approved the Investment Advisory Agreement, which became effective as of July 1, 2025. The Adviser is responsible for determining the portfolio composition, making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies and providing the Company with such other investment advisory and related services as may reasonably be required for the investment of capital.

Co-Investment Relief

Affiliates of the Adviser and us have received an exemptive order from the SEC that permits us to co-invest with certain other persons, including, but not limited to, certain affiliates of the Adviser and certain funds and accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, we may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for us and one or more of such affiliated accounts. Even though we and any such affiliated account co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating funds and/or accounts. To mitigate these conflicts, the Adviser and its affiliates managing other funds and accounts participating in transactions under the order will seek to allocate such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the co-investment exemptive relief. If the Adviser determines that an investment is not appropriate for us, the investment will not be allocated to us. On a quarterly basis, the Adviser will provide the Board with reports or other information requested by the Board related to the our participation in co-investment transactions and a summary of related matters, if any, deemed significant that may have arisen during the relevant period.

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

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to our compliance procedures and policies. Each of our trustees and executive officers is subject to our Code of Ethics, which places restrictions on related party transactions, and is instructed to inform the Company’s Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by our Chief Compliance Officer prior to such trustee’s or executive officer’s appointment.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Audit Fees

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company.

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

No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the year ended December 31, 2025 and 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees” below, for the year ended December 31, 2025 and 2024.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed:

	For the year ended December 31,
	2025	2024
Audit Fee	$1,155,000	$1,192,000
Audit-Related Fees(1)	—	—
Tax Fees	251,510	340,589
All Other Fees(2)	—	—
Total Fees	$1,406,510	$1,532,589

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01431), filed on August 14, 2023).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Registration Statement on Form N-2 (File No. 333-292501), filed on December 30, 2025).

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

4.10
Registration Rights Agreement, dated as of June 18, 2024, relating to the 6.250% Notes due 2029, by and among the Company and SMBC Nikko Securities America, Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, and RBC Capital Markets, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 18, 2024).

4.11
Third Supplemental Indenture, dated as of January 14, 2025, relating to the 5.450% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.12	Form of 5.450% Notes due 2028 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.13
Registration Rights Agreement, dated as of January 14, 2025, relating to the 5.450% Notes due 2028, by and among the Company and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., Wells Fargo Securities, LLC, BNP Paribas Securities Corp. and RBC Capital Markets, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.14
Fourth Supplemental Indenture, dated as of January 14, 2025, relating to the 5.950% Notes due 2032, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.15	Form of 5.950% Notes due 2032 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.16
Registration Rights Agreement, dated as of January 14, 2025, relating to the 5.950% Notes due 2032, by and among the Company and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., Wells Fargo Securities, LLC and BofA Securities, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 15, 2025).

4.17
Fifth Supplemental Indenture, dated as of June 5, 2025, relating to the 5.300% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.18	Form of 5.300% Notes due 2027 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.19
Sixth Supplemental Indenture, dated as of June 5, 2025, relating to the 5.850% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025).

4.20	Form of 5.850% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on June 5, 2025.

4.21
Seventh Supplemental Indenture, dated as of September 11, 2025, relating to the 4.900% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.22
Eighth Supplemental Indenture, dated as of September 11, 2025, relating to the 5.450% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.23	Form of 4.900% Notes due 2028 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.24	Form of 5.450% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 11, 2025).

4.25
Ninth Supplemental Indenture, dated as of January 13, 2026, relating to the 5.150% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.26
Tenth Supplemental Indenture, dated as of January 13, 2026, relating to the 5.650% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.27	Form of 5.150% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.28	Form of 5.650% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.29
Registration Rights Agreement, dated as of January 13, 2026, relating to the 5.150% Notes due 2029, by and among the Fund and RBC Capital Markets, LLC, BofA Securities, Inc., and SMBC Nikko Securities America, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.30
Registration Rights Agreement, dated as of January 13, 2026, relating to the 5.650% Notes due 2031, by and among the Fund and RBC Capital Markets, LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., J.P. Morgan Securities LLC, and Morgan Stanley & Co. LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.31	Description of Securities.*

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

10.4	Amended and Restated Distribution and Servicing Plan of the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-01431), filed on April 11, 2024).

10.5	Transfer Agent Agreement by and among the Company and SS&C GIDS Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on December 18, 2024).

10.6	Multiple Class Plan (incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2 (File No. 333-259453), filed on September 10, 2021).

10.7	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(6) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.8	Fund Accounting Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.9	Custody Agreement (incorporated by reference to Exhibit (j) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.10	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2 (File No. 333-280139), filed on June 12, 2024).

10.11	Escrow Agreement (incorporated by reference to Exhibit (k)(2) to the Registration Statement on Form N-2 (File No. 333-259453), filed on January 7, 2022).

10.12
Amended and Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit (k)(5) to the Registration Statement on Form N-2 (File No. 333-270667), filed on June 30, 2023).

10.13	Sub-Administration Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01431), filed on August 31, 2023).

10.14
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

10.15
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

10.16
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

10.17
Amendment No. 1 to Credit Agreement, dated as of September 16, 2022, by and among HLEND Holdings B, L.P., as borrower, HPS Corporate Lending Fund, as servicer, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 21, 2022).

10.18
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

10.19
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

10.20
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

10.28
Commitment Increase Agreement, dated as of January 17, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank AG New York Branch, as the increasing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 18, 2024).

10.29
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

10.30
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

10.31
Note Purchase Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and SG Americas Securities, LLC, as Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.32
Indenture, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.33
Collateral Management Agreement, dated as of May 23, 2024, by and between HLEND CLO 2024-2, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.34
Amended and Restated Sale and Contribution Agreement, dated as of May 23, 2024, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2024-2 Investments, LLC, as Intermediate Seller, and HLEND CLO 2024-2, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 29, 2024).

10.35
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

10.36
Commitment Increase Agreement, dated as of September 12, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as the assuming lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on September 13, 2024).

10.37
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

10.38
Commitment Increase Agreement, dated as of October 24, 2024, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as the assuming lender and the issuing banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 28, 2024).

10.39
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

10.40
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

10.41
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

10.42
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

10.43
Commitment Increase Agreement, dated as of January 24, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Regions Bank, as the assuming lender, and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 28, 2025).

10.44
Placement Agency Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and J.P. Morgan Securities LLC, as Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.45
Indenture and Security Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.46
Collateral Management Agreement, dated as of March 5, 2025, by and between HLEND CLO 2025-3, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.47
Amended and Restated Sale and Contribution Agreement, dated as of March 5, 2025, by and among the Company, as Seller, HLEND CLO 2025-3 Investments, LLC, as Intermediate Seller, and HLEND CLO 2025-3, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.48
Credit Agreement, dated as of March 5, 2025, by and among HLEND CLO 2025-3, LLC, as Issuer, the Class A Lenders party thereto and U.S. Bank Trust Company, National Association, as Collateral Trustee and as Loan Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 6, 2025).

10.49
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

10.50
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated April 29, 2025, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 1, 2025).

10.51
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

10.52
Commitment Increase Agreement, dated as of June 26, 2025, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Canadian Imperial Bank of Commerce, as the assuming lender, and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K (File No. 814-01431), filed on June 26, 2025).

10.53
Commitment Increase Agreement, dated as of August 6, 2025, by and among HPS Corporate Lending Fund, JPMorgan Chase Bank, N.A., as administrative agent and Natixis, New York Branch, as the increasing lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 7, 2025).

10.54
Placement Agreement, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and Natixis Securities Americas LLC, as Placement Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.55
Indenture, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.56
Collateral Management Agreement, dated as of August 12, 2025, by and between HLEND CLO 2025-4, LLC, as Issuer, and the Company, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.57
Sale and Contribution Agreement, dated as of August 12, 2025, by and among the Company, as Seller, HLEND CLO 2025-4 Investments, LLC, as Intermediate Seller, and HLEND CLO 2025-4, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.58
Master Participation Agreement, dated as of August 12, 2025, by and between the Company, as Seller, and HLEND CLO 2025-4, LLC, as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 12, 2025).

10.59
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

10.60
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

10.61
Note Purchase Agreement, dated as of October 22, 2025, by and between HLEND CLO 2023-1, LLC, as Issuer, and BofA Securities, Inc., as Refinancing Initial Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 24, 2025).

10.62
Amended and Restated Indenture, dated as of October 22, 2025, by and between HLEND CLO 2023-1, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 24, 2025).

10.63
Amended and Restated Collateral Management Agreement, dated as of October 22, 2025, by and between HLEND CLO 2023-1, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 24, 2025).

10.64
Second Amended and Restated Sale and Contribution Agreement, dated as of October 22, 2025, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2023-1 Investments, LLC, as Intermediate Seller, and HLEND CLO 2023-1, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on October 24, 2025).

10.65
Commitment Increase Agreement, dated as of November 5, 2025, by and among HPS Corporate Lending Fund, Crédit Agricole Corporate and Investment Bank, as assuming lender, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on November 6, 2025).

10.66
Eighth Amendment to Loan and Servicing Agreement, dated December 23, 2025, by and among HLEND Holdings A, L.P., as borrower, HPS Corporate Lending Fund, as servicer, Morgan Stanley Bank, N.A. and Canadian Imperial Bank of Commerce, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on December 23, 2025).

10.67
Fourth Amendment to Credit Agreement, dated January 20, 2026, by and among HPS Corporate Lending Fund, as equityholder and collateral manager, HLEND Holdings D, L.P., as borrower, U.S. Bank Trust Company, National Association, as collateral agent, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 21, 2026).

10.68
Commitment Increase Agreement, dated as of February 27, 2026, by and among HPS Corporate Lending Fund, Truist Bank, as assuming lender, and U.S. Bank National Association, Sumitomo Mitsui Banking Corporation, Royal Bank of Canada and BNP Paribas, as increasing lenders, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on February 27, 2026).

14.1	Code of Ethics of the Company*

14.2	Code of Ethics of the Adviser*

19.1	Insider Trading Policies and Procedures (included in Exhibit 14.2)

21.1	Subsidiaries.*

24	Power of Attorney.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPS Corporate Lending Fund

Date: March 20, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 20, 2026.

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