Form 10-Q
period 2026-03-31
HPS Corporate Lending Fund
filed 2026-05-11
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 8, 2026 was 33,247,821, 202,978,224, 43,399,001 and 229,557,559 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board of Trustees (the “Board” or the “Board of Trustees”);
•actual and potential conflicts of interest with HPS Advisors, LLC (the “Adviser”) or any of its affiliates;
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $24,490,371 and $24,605,994 at March 31, 2026 and December 31, 2025, respectively)	$24,439,690	$24,821,751
Non-controlled/affiliated investments (amortized cost of $151,746 and $101,014 at March 31, 2026 and December 31, 2025, respectively)	141,949	99,425
Controlled/affiliated investments (amortized cost of $421,029 and $402,400 at March 31, 2026 and December 31, 2025, respectively)	426,214	416,244
Total investments at fair value (amortized cost of $25,063,146 and $25,109,408 at March 31, 2026 and December 31, 2025, respectively)	25,007,853	25,337,420
Cash	380,494	187,064
Cash equivalents	322,919	403,602
Interest receivable from non-controlled/non-affiliated investments	178,940	187,936
Interest receivable from non-controlled/affiliated investments	1,137	560
Dividend receivable from non-controlled/non-affiliated investments	66	62
Deferred financing costs	54,742	50,341
Deferred offering costs	2,088	2,175
Derivative assets, at fair value (Note 6)	35,680	50,869
Receivable for investments	297,883	83,891
Other assets	8,098	507
Total assets	$26,289,900	$26,304,427
LIABILITIES
Debt (net of unamortized debt issuance costs of $95,093 and $90,359 at March 31, 2026 and December 31, 2025, respectively)	$12,865,354	$12,950,206
Payable for investments purchased	2,440	2,699
Interest payable	145,782	171,991
Derivative liabilities, at fair value (Note 6)	13,882	20,792
Due to affiliates	14,842	16,726
Distribution payable (Note 9)	107,321	106,729
Payable for share repurchases (Note 9)	610,738	472,929
Management fees payable (Note 3)	26,455	13,732
Income based incentive fees payable (Note 3)	46,029	47,328
Capital gains incentive fees payable (Note 3)	—	—
Shareholder servicing and/or distribution fees payable	3,332	3,327
Accrued expenses and other liabilities	18,751	61,137
Total liabilities	13,854,926	13,867,596
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (501,538,142 and 493,104,572 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	5,015	4,931
Additional paid in capital	12,581,669	12,360,689
Distributable earnings (loss)	(151,710)	71,211
Total net assets	12,434,974	12,436,831
Total liabilities and net assets	$26,289,900	$26,304,427

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$4,902,071	$4,855,520
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	197,713,842	192,514,877
Net asset value per share	$24.79	$25.22
Class D Shares:
Net assets	$1,072,185	$1,138,385
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	43,243,811	45,135,208
Net asset value per share	$24.79	$25.22
Class F Shares:
Net assets	$5,645,655	$5,629,111
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	227,707,232	223,188,196
Net asset value per share	$24.79	$25.22
Class S Shares:
Net assets	$815,063	$813,815
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	32,873,257	32,266,291
Net asset value per share	$24.79	$25.22

HPS Corporate Lending Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$554,474	$408,011
Payment-in-kind interest income	29,033	24,099
Dividend income	4,178	1,147
Other income	2,057	57
From non-controlled/affiliated investments:
Interest income	689	309
Payment-in-kind interest income	1,708	—
From controlled/affiliated investments:
Dividend income	14,659	10,511
Total investment income	606,798	444,134
Expenses:
Interest expense	188,784	137,906
Management fees	39,891	29,146
Income based incentive fee	46,029	33,728
Capital gains incentive fee	—	(6,038)
Shareholder servicing and/or distribution fees
Class D	709	684
Class F	7,138	5,766
Class S	1,761	994
Professional fees	2,240	1,665
Board of Trustees’ fees	159	162
Administrative service expenses (Note 3)	922	1,517
Other general & administrative	3,866	3,091
Amortization of continuous offering costs	705	532
Total expenses	292,204	209,153
Net investment income before excise tax	314,594	234,981
Excise tax expense	2,002	293
Net investment income after excise tax	312,592	234,688
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	15,221	(19,886)
Foreign currency forward contracts	3,953	(34,279)
Foreign currency transactions	(8,272)	(1,895)
Net realized gain (loss)	10,902	(56,060)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(266,438)	67,250
Non-controlled/affiliated investments	(8,208)	(66)
Controlled/affiliated investments	(8,659)	2,274
Foreign currency forward contracts	29,116	(24,102)
Translation of assets and liabilities in foreign currencies	28,009	(37,602)
Net change in unrealized appreciation (depreciation)	(226,180)	7,754
Net realized and change in unrealized gain (loss)	(215,278)	(48,306)
Net increase (decrease) in net assets resulting from operations	$97,314	$186,382
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$312,592	$234,688
Net realized gain (loss)	10,902	(56,060)
Net change in unrealized appreciation (depreciation)	(226,180)	7,754
Net increase (decrease) in net assets resulting from operations	97,314	186,382
Distributions to common shareholders:
Class I	(131,467)	(80,646)
Class D	(28,649)	(27,326)
Class F	(140,408)	(112,232)
Class S	(19,711)	(10,968)
Net decrease in net assets resulting from distributions	(320,235)	(231,172)
Share transactions:
Class I:
Proceeds from shares sold	460,059	610,430
Share transfers between classes	2,064	46,752
Distributions reinvested	30,478	23,261
Repurchased shares, net of early repurchase deduction	(356,616)	(152,059)
Net increase (decrease) from share transactions	135,985	528,384
Class D:
Proceeds from shares sold	15,248	64,125
Share transfers between classes	—	(40,704)
Distributions reinvested	12,602	13,232
Repurchased shares, net of early repurchase deduction	(74,295)	(33,921)
Net increase (decrease) from share transactions	(46,445)	2,732
Class F:
Proceeds from shares sold	202,603	282,609
Share transfers between classes	(1,380)	(2,928)
Distributions reinvested	66,828	50,831
Repurchased shares, net of early repurchase deduction	(152,239)	(23,332)
Net increase (decrease) from share transactions	115,812	307,180
Class S:
Proceeds from shares sold	42,144	110,234
Share transfers between classes	(684)	(3,120)
Distributions reinvested	8,137	4,593
Repurchased shares, net of early repurchase deduction	(33,885)	(1,082)
Net increase (decrease) from share transactions	15,712	110,625
Total increase (decrease) in net assets	(1,857)	904,131
Net assets, beginning of period	12,436,831	8,733,932
Net assets, end of period	$12,434,974	$9,638,063

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$97,314	$186,382
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	283,305	(69,458)
Net realized (gain) loss on investments	(15,221)	19,886
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(29,116)	24,102
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(28,364)	38,257
Net accretion of discount and amortization of premium, net	(24,953)	(18,205)
Amortization of deferred financing costs	3,004	2,394
Amortization of original issue discount and debt issuance costs	7,116	4,462
Amortization of offering costs	705	532
Payment-in-kind interest capitalized	(34,927)	(24,183)
Payment-in-kind dividends capitalized	(1,310)	(1,131)
Purchases of investments	(1,509,178)	(2,502,618)
Proceeds from sale of investments and principal repayments	1,631,851	296,405
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	8,996	(5,733)
Interest receivable from non-controlled/affiliated investments	(577)	(175)
Dividend receivable from non-controlled/non-affiliated investments	(4)	65
Receivable for investments	(213,992)	(46,577)
Other assets	(7,591)	10,563
Payable for investments purchased	(259)	50,041
Interest payable	(26,209)	(14,453)
Due to affiliates	(1,884)	3
Management fees payable	12,723	10,216
Income based incentive fees payable	(1,299)	1,714
Capital gains incentive fees payable	—	(6,038)
Shareholder servicing and/or distribution fees payable	5	206
Accrued expenses and other liabilities	(42,386)	15,875
Net cash provided by (used in) operating activities	107,749	(2,027,468)
Cash flows from financing activities:
Borrowings on debt	2,770,210	5,151,226
Repayments of debt	(2,784,569)	(3,713,069)
Deferred financing costs paid	(7,405)	(301)
Debt issuance costs and original issue discount paid	(11,850)	(30,770)
Deferred offering costs paid	(618)	(184)
Proceeds from issuance of Common Shares	720,054	1,067,398
Common Shares repurchased, net of early repurchase deduction	(479,226)	(110,784)
Distributions paid in cash	(201,598)	(130,640)
Net cash provided by (used in) financing activities	4,998	2,232,876
Net increase (decrease) in cash and cash equivalents	112,747	205,408
Cash and cash equivalents, beginning of period	590,666	228,899
Cash and cash equivalents, end of period	$703,413	$434,307

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$204,873	$145,503
Taxes paid during the period	$7,180	$5,428
Distribution payable	$107,321	$80,511
Share repurchases accrued but not paid	$610,738	$210,394
Reinvestment of distributions during the period	$118,045	$91,917
Non-cash purchases of investments	$16,723	$17,850
Non-cash sales of investments	$(16,723)	$(17,850)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Arcfield Acquisition Corp (4)(8)(25)	SF +	5.00%	8.67%	10/28/2031	$88,682	$88,483	$89,201
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031	13,671	(34)	—
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.52%	5/3/2029	40,488	39,857	40,488
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.52%	5/3/2029	3,042	3,007	3,042
Cadence - Southwick, Inc. (4)(6)(10)(25)	SF +	4.75%	8.52%	5/3/2028	17,561	8,801	8,976
Carbon Topco, Inc. (4)(6)(9)				5/1/2030	9,588	(142)	—
Carbon Topco, Inc. (4)(9)(25)	SF +	6.00%	9.67%	11/1/2030	40,940	40,314	40,940
Fastener Distribution Holdings, LLC (4)(9)(25)	SF +	4.75%	8.45%	11/4/2031	74,874	74,276	74,612
Fastener Distribution Holdings, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	11/4/2031	28,290	10,624	10,773
Fortress Acquisitionco, Inc. (4)(9)(25)	SF +	4.75%	8.45%	2/25/2033	123,421	122,202	122,202
Fortress Acquisitionco, Inc. (4)(6)(9)				2/25/2033	28,716	(283)	(284)
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	8.90%	1/9/2030	36,863	36,264	35,629
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	8.90%	1/9/2030	7,761	7,671	7,502
Frontgrade Technologies Holdings Inc. (4)(6)(9)(25)	SF +	5.00%	8.66%	1/10/2028	6,864	619	569
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.25% (incl 1.50% PIK)	8.91%	1/9/2030	8,705	8,638	8,414
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.65%	1/9/2030	1,975	1,967	1,909
RH Buyer Inc (4)(10)(25)	SF +	6.50%	10.30%	1/17/2031	115,807	113,953	110,849
RH Buyer Inc (4)(10)(25)	SF +	6.50%	10.30%	1/17/2031	13,792	13,572	13,202
Tex-Tech Industries, Inc. (4)(9)(25)	SF +	4.75%	8.41%	1/13/2031	80,607	79,965	80,005
Tex-Tech Industries, Inc. (4)(6)(9)(25)	SF +	4.75%	8.41%	1/13/2031	18,094	10,698	10,721
Tex-Tech Industries, Inc. (4)(6)(9)(25)	SF +	4.75%	8.41%	1/13/2031	17,192	8,889	8,898
Titan BW Borrower L.P. (4)(8)(25)	SF +	5.38% (incl 2.88% PIK)	9.04%	7/24/2032	252,146	249,910	249,422
Titan BW Borrower L.P. (4)(6)(8)(25)	SF +	4.75%	8.42%	7/24/2032	21,024	12,403	12,375
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032	48,935	(441)	(529)
Valence Surface Technologies LLC (4)(10)(25)	SF +	7.00%	10.67%	6/13/2031	158,104	155,137	158,104
Valence Surface Technologies LLC (4)(10)(25)	SF +	7.00%	10.67%	6/13/2031	18,107	17,750	18,107
Valence Surface Technologies LLC (4)(6)(10)(25)	SF +	7.00%	10.67%	6/13/2031	27,526	26,398	26,946
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031	13,777	(269)	—
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.17%	5/20/2032	7,418	693	729
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.17%	5/20/2032	11,092	8,419	8,478
West Star Aviation Acquisition, LLC (4)(9)(24)	SF +	4.50%	8.17%	5/20/2032	52,772	52,426	52,684
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029	26,285	(402)	—
WP CPP Holdings, LLC (4)(10)(25)	SF +	6.25%	9.92%	11/30/2029	208,225	205,419	212,016
Zenith AcquisitionCo LLC (4)(8)(25)	SF +	4.50%	8.15%	1/13/2033	148,161	147,443	147,443
Zenith AcquisitionCo LLC (4)(6)(8)(25)	SF +	4.50%	8.17%	1/13/2033	74,200	3,067	3,072
Zenith AcquisitionCo LLC (4)(6)(8)				1/13/2033	31,229	(151)	(151)
Total Aerospace & Defense						1,547,143	1,556,344	12.52%

Air Freight & Logistics
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032	26,224	(250)	(165)
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032	13,112	(119)	(82)
Zeppelin US Buyer Inc. (4)(9)(25)	SF +	4.75%	8.45%	8/2/2032	85,664	84,889	85,126
Total Air Freight & Logistics						84,520	84,879	0.68%

Asset Based Lending and Fund Finance

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Montagu Lux Finco Sarl (4)(5)(6)(10)(29)	E +	5.50%	7.49%	2/13/2032	EUR	65,158	33,457	36,484
Total Asset Based Lending and Fund Finance							33,457	36,484	0.29%

Automobile Components
ABC Group Holdings Inc (4)(5)(9)(28)	E +	5.88%	7.77%	8/22/2031	EUR	55,753	63,152	62,588
ABC Group Holdings Inc (4)(5)(9)(23)(28)	E +	6.88%	8.77%	8/22/2031	EUR	540	612	601
ABC Technologies Inc (4)(5)(9)(24)	SF +	5.75%	9.42%	8/22/2031	88,384		85,403	85,838
ABC Technologies Inc (4)(5)(9)(23)(24)	SF +	6.71%	10.38%	8/22/2031	866		836	834
Clarios Global LP (7)(24)	SF +	2.50%	6.17%	5/6/2030	10,589		10,553	10,569
Clarios Global LP (7)(24)	SF +	2.75%	6.42%	1/28/2032	5,339		5,334	5,333
Tenneco Inc (8)(25)	SF +	5.00%	8.76%	11/17/2028	8,000		7,894	7,820
Tenneco Inc (8)(25)	SF +	4.75%	8.51%	11/17/2028	3,852		3,807	3,762
Total Automobile Components							177,591	177,345	1.43%

Beverages
Vital Bidco AB (4)(5)(10)(24)	SF +	4.25%	7.92%	10/29/2031	96,671		95,112	97,638
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(258)	—
Total Beverages							94,854	97,638	0.79%

Broadline Retail
Auctane Inc (4)(9)(26)	SF +	5.75%	9.58%	10/5/2028	24,250		24,250	23,948
Thrasio LLC (4)(10)(25)	SF +	8.00%	11.93%	6/18/2029	383		382	383
Thrasio LLC (4)(10)(19)(23)(25)	SF +	8.00%		6/18/2029	1,305		1,014	973
Total Broadline Retail							25,646	25,304	0.20%

Building Products
Enstall Group B.V. (4)(5)(8)(19)(29)	E +	6.50%		8/30/2028	EUR	66,292	67,687	36,080
Fire Flow Intermediate Corporation (4)(9)(25)	SF +	4.75%	8.42%	7/10/2031	122,441		121,507	121,235
Fire Flow Intermediate Corporation (4)(6)(9)				7/10/2031	18,383		(182)	(181)
Fire Flow Intermediate Corporation (4)(6)(9)				7/10/2031	42,893		(426)	(423)
Hunter Douglas Inc (7)(25)	SF +	3.00%	6.70%	1/17/2032	2,029		2,020	2,023
Nexus Intermediate III, LLC (4)(9)(26)	SF +	4.75%	8.42%	12/6/2029	1,038		1,045	1,024
Saber Parent Holdings Corp (4)(7)(25)	SF +	4.75% (incl 2.25% PIK)	8.42%	12/16/2032	100,952		100,471	99,887
Saber Parent Holdings Corp (4)(6)(7)				12/16/2032	27,693		(136)	(292)
Saber Parent Holdings Corp (4)(6)(10)(43)	P +	3.50%	10.25%	12/16/2032	15,205		4,387	4,300
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.17%	12/19/2029	73		70	72
SWF Holdings I Corp (10)(24)	SF +	4.00%	7.78%	10/6/2028	667		639	425
SWF Holdings I Corp (6)(10)(24)	SF +	4.50%	8.17%	12/19/2029	94		46	47
Total Building Products							297,128	264,197	2.12%

Capital Markets
DRW Holdings LLC (7)(24)	SF +	3.50%	7.17%	6/26/2031	13,209		13,155	13,011
Jump Financial LLC (4)(7)(25)	SF +	3.50%	7.20%	2/26/2032	3,876		3,866	3,881
Wharf Street Ratings Acquisition LLC (4)(9)(24)	SF +	4.75%	8.42%	9/16/2032	255,634		253,271	258,191
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	28,475		(274)	285
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	30,241		(279)	—
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.42%	4/21/2028	39,521		39,268	39,388
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.42%	4/21/2028	14,189		14,112	14,141
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.42%	4/21/2028	9,615		9,544	9,583
Yes Energy LLC (4)(6)(10)				4/21/2028	2,443		—	(8)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.42%	4/21/2028	7,413		7,338	7,388
Total Capital Markets							340,001	345,860	2.78%

Chemicals
Bakelite US Holdco Inc (7)(25)	SF +	3.75%	7.45%	12/23/2031	6,129		6,079	5,934
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.80%	11/9/2026	10,950		10,905	10,395
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.80%	11/9/2026	850		847	807
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.80%	11/9/2026	852		849	809
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.80%	11/9/2026	9,379		9,334	8,903
Discovery Purchaser Corp (8)(25)	SF +	3.75%	7.42%	10/4/2029	5,117		4,974	5,047
Formerra LLC (4)(10)(24)	SF +	7.25%	11.02%	11/1/2028	103,284		101,803	101,638
Formerra LLC (4)(6)(10)				11/1/2028	12,031		(168)	(192)
Formerra LLC (4)(10)(24)	SF +	7.25%	11.02%	11/1/2028	4,155		4,095	4,089
Fortis 333 Inc (7)(24)	SF +	3.50%	7.17%	3/27/2032	2,233		2,228	2,176
Lummus Technology Holdings V LLC (7)(24)	SF +	2.50%	6.17%	12/31/2029	24,790		24,623	24,646
Total Chemicals							165,569	164,252	1.32%

Commercial Services & Supplies
ABC Legal Holdings, LLC (4)(9)(25)	SF +	4.25%	7.92%	8/13/2032	80,256		79,526	81,058
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	24,138		(230)	241
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	16,200		(147)	—
Allied Universal Holdco LLC (7)(24)	SF +	3.25%	6.92%	8/20/2032	13,046		13,031	13,063
Apex Group Treasury LLC (5)(7)(25)	SF +	3.50%	7.17%	2/27/2032	13,446		13,333	12,293
Argos Health Holdings, Inc. (4)(9)(25)	SF +	5.00%	8.67%	12/3/2029	1,436		1,428	1,436
AVSC Holding Corp. (4)(9)(24)	SF +	5.00%	8.67%	12/5/2031	73,447		72,253	73,446
AVSC Holding Corp. (4)(6)(9)(24)	SF +	5.00%	8.67%	12/5/2029	8,660		1,431	1,559
Axiom Buyer, LLC (4)(10)(24)	SF +	6.50%	10.17%	1/14/2030	148,075		145,528	145,945
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(342)	(233)
Axiom Buyer, LLC (4)(6)(10)(24)	SF +	6.50%	10.17%	1/14/2030	18,189		12,680	12,730
Certania Beteiligungen GmbH (4)(5)(6)(7)(28)	E +	6.05%	8.10%	5/23/2029	EUR	22,824	13,300	13,175
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	11,656		(175)	(33)
Coretrust Purchasing Group LLC (4)(9)(24)	SF +	5.25%	8.92%	10/1/2029	90,527		89,306	90,266
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	3,844		(25)	(11)
Guardian US Holdco LLC (8)(25)	SF +	3.25%	6.95%	1/31/2030	7,781		7,694	7,523
ImageFIRST Holdings, LLC (7)(25)	SF +	3.00%	6.67%	3/12/2032	4,632		4,622	4,626
Madison IAQ LLC (8)(25)	SF +	2.50%	6.13%	6/21/2028	1,237		1,213	1,238
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.67%	11/4/2030	21,413		21,349	16,645
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.70%	11/4/2030	3,372		3,343	2,621
NBG Acquisition Corp. (4)(6)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.70%	11/4/2030	2,928		2,119	1,478
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.17%	6/4/2032	119,400		118,346	118,711
NDT Global Holding Inc. (4)(5)(6)(8)(24)	SF +	4.50%	8.17%	6/4/2032	30,474		1,255	1,348
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.17%	6/4/2032	26,563		26,327	26,410
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.25%	8.92%	9/10/2030	100,348		98,861	100,348
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	30,800		(536)	—
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	16,125		(239)	—
Retail Services WIS Corporation (4)(10)(25)	SF +	6.50%	10.17%	8/29/2030	109,153		107,227	106,961

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	25,930		(488)	(521)
Sentinel Buyer Corp. (4)(6)(9)				11/6/2032	21,437		(176)	(140)
Sentinel Buyer Corp. (4)(9)(24)	SF +	5.00%	8.67%	11/6/2032	257,181		255,125	255,507
Team, Inc. (4)(10)(25)	SF +	5.75%	9.42%	3/12/2030	51,836		50,917	51,070
Team, Inc. (4)(6)(10)				3/12/2030	14,960		(301)	(221)
Victors Purchaser LLC (4)(8)(25)	SF +	4.50%	8.20%	12/23/2032	74,072		73,894	73,432
Victors Purchaser LLC (4)(6)(8)				12/23/2032	5,802		(28)	(50)
Victors Purchaser LLC (4)(6)(8)				12/23/2032	11,035		(53)	(95)
Wasserman Media Group, LLC (7)(24)	SF +	2.50%	6.17%	6/23/2032	4,156		4,138	4,146
Total Commercial Services & Supplies							1,215,506	1,215,972	9.78%

Communications Equipment
Ribbon Communications Operating Company, Inc (4)(5)(10)(24)	SF +	6.25%	9.92%	6/21/2029	54,642		53,938	54,257
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)				6/21/2029	6,365		(82)	(45)
Total Communications Equipment							53,856	54,212	0.44%

Construction & Engineering
NRO Holdings III Corp. (4)(6)(9)(25)	SF +	5.25%	8.87%	7/15/2030	100		36	37
NRO Holdings III Corp. (4)(9)(25)	SF +	5.25%	8.92%	7/15/2031	675		665	675
NRO Holdings III Corp. (4)(6)(9)(25)	SF +	5.25%	8.87%	7/15/2031	214		130	133
Pike Corporation (4)(9)(24)	SF +	4.50%	8.18%	12/20/2032	119,012		118,439	117,754
Pike Corporation (4)(6)(9)				12/20/2032	25,872		(127)	(273)
Pike Corporation (4)(6)(9)				12/20/2032	19,117		(92)	(202)
Total Construction & Engineering							119,051	118,124	0.95%

Consumer Finance
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)(25)	SF +	6.75%	10.39%	2/9/2028	21,909		21,856	21,947
Total Consumer Finance							21,856	21,947	0.18%

Consumer Staples Distribution & Retail
DIA Finance S.L.U. (4)(5)(9)(29)	E +	6.50%	8.65%	12/27/2029	EUR	170,600	173,876	196,693
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.95%	3/29/2032	59,386		59,005	58,785
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.95%	3/29/2032	27,293		27,165	27,017
Puma Buyer LLC (4)(6)(8)				3/29/2032	15,248		(89)	(154)
SW Ingredients Holdings, LLC (4)(6)(9)(24)	SF +	5.00%	8.67%	5/2/2030	32,714		4,952	5,060
SW Ingredients Holdings, LLC (4)(9)(24)	SF +	5.00%	8.67%	5/2/2030	191,035		188,687	189,322
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	23,763		(324)	(213)
Vermont Aus Pty Ltd (4)(5)(9)(34)	B +	4.50%	8.86%	3/23/2028	AUD	55,004	39,511	37,915
Total Consumer Staples Distribution & Retail							492,783	514,425	4.14%

Containers & Packaging
BP Purchaser, LLC (4)(9)(25)	SF +	7.50% (incl 1.00% PIK)	11.44%	12/11/2028	28,390		28,174	21,648
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.78%	1/3/2030	EUR	13,832	14,808	15,979
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.78%	1/3/2030	EUR	74,456	79,709	86,016
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	30,635	31,037	35,392
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	26,806	27,157	30,968

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Clydesdale Acquisition Holdings Inc (8)(24)	SF +	3.18%	6.84%	4/13/2029	7,576		7,563	7,246
Total Containers & Packaging							188,448	197,249	1.59%

Distributors
Thermostat Purchaser III Inc (9)(25)	SF +	4.25%	7.95%	8/31/2028	7,880		7,880	7,729
Total Distributors							7,880	7,729	0.06%

Diversified Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)(19)(35)	B +	9.38% PIK		3/21/2028	AUD	61,678	39,575	25,471
AI Learning (Singapore) PTE. LTD. (4)(5)(12)(41)	SORA +	7.50%	9.01%	5/25/2027	SGD	45,400	33,257	34,946
American Academy Holdings, LLC (4)(17)(24)	SF +	9.75% (incl 5.25% PIK)	13.53%	6/30/2027	59,459		59,459	57,081
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.35%	6/16/2027	23,808		23,724	23,808
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.35%	6/16/2027	11,635		11,573	11,635
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.35%	6/16/2027	36,565		36,155	36,565
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.35%	6/16/2027	71,775		71,465	71,775
Club Car Wash Operating, LLC (4)(6)(10)(25)	SF +	5.50%	9.35%	6/16/2027	37,893		34,204	34,511
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.77%	4/30/2027	25,920		25,862	25,968
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.77%	4/30/2027	46,156		46,055	46,241
Houghton Mifflin Harcourt Company (8)(24)	SF +	5.25%	9.02%	4/9/2029	24,675		24,339	20,991
IXM Holdings, Inc. (4)(6)(11)(24)	SF +	5.75%	9.42%	12/14/2030	4,013		991	973
IXM Holdings, Inc. (4)(11)(24)	SF +	5.75%	9.43%	12/14/2030	19,922		19,630	19,630
IXM Holdings, Inc. (4)(11)(24)	SF +	5.75%	9.41%	12/14/2030	20,789		20,590	20,485
KUEHG Corp. (5)(8)(25)	SF +	2.75%	6.45%	6/12/2030	2,356		2,352	2,121
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.82%	3/12/2029	12,604		12,501	11,015
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.67%	3/12/2029	46,893		46,107	40,982
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.82%	3/12/2029	31,087		30,970	27,169
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.45%	7/25/2028	102,926		102,107	102,622
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175		(39)	(15)
Spotless Brands, LLC (4)(10)(25)	SF +	5.75%	9.45%	7/25/2028	21,048		20,883	20,986
Spotless Brands, LLC (4)(10)(25)	SF +	5.75%	9.45%	7/25/2028	15,619		15,498	15,573
Spotless Brands, LLC (4)(10)(25)	SF +	5.50%	9.17%	7/25/2028	30,778		30,580	30,627
TruGreen Limited Partnership (9)(25)	SF +	4.00%	7.77%	11/2/2027	8,376		8,341	7,999
University Support Services LLC (8)(24)	SF +	2.75%	6.42%	2/10/2029	3,138		2,996	3,084
Total Diversified Consumer Services							719,175	692,243	5.57%

Diversified Telecommunication Services
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.77%	7/17/2028	13,548		13,467	12,687
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.77%	7/17/2028	2,867		2,854	2,685
Meriplex Communications, LTD (4)(6)(9)(24)	SF +	5.00%	8.77%	7/17/2028	1,143		995	929
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.77%	7/17/2028	381		376	357
Total Diversified Telecommunication Services							17,692	16,658	0.13%

Electric Utilities
Cricket Valley Energy Center LLC (4)(18)(25)	SF +	5.00%	8.70%	6/26/2030	78,507		76,845	76,753
Total Electric Utilities							76,845	76,753	0.62%

Electrical Equipment
Arcline FM Holdings LLC (9)(25)	SF +	2.75%	6.45%	6/23/2030	18,076		18,076	18,126
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973		(154)	—
Truck-Lite Co, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	2/13/2032	32,780		12,503	12,958

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	16,303		(230)	—
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.42%	2/13/2032	90,556		89,266	90,556
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.42%	2/13/2032	3,389		3,360	3,389
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.44%	2/13/2032	1,951		1,923	1,951
Total Electrical Equipment							124,744	126,980	1.02%

Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(10)(24)	SF +	6.00%	9.67%	11/8/2029	71,908		70,829	71,908
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.57%	1/27/2028	44,075		43,657	44,072
CC WDW Borrower, Inc. (4)(6)(10)(25)	SF +	6.75%	10.57%	1/27/2028	5,122		3,795	3,841
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.60%	1/27/2028	2,289		2,289	2,289
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.45%	7/20/2029	90,099		89,455	90,099
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.42%	7/20/2029	13,336		13,229	13,336
Dwyer Instruments Inc (4)(6)(9)(25)	SF +	4.75%	8.42%	7/20/2029	15,177		6,642	6,749
Hobbs & Associates LLC (7)(24)	SF +	2.75%	6.42%	7/23/2031	15,319		15,269	15,230
Resilience Parent LLC (7)(25)	SF +	2.50%	6.13%	2/28/2033	4,348		4,337	4,331
Total Electronic Equipment, Instruments & Components							249,502	251,855	2.03%

Energy Equipment & Services
Camin Cargo Control Holdings, Inc. (4)(10)(25)	SF +	5.50%	9.16%	12/7/2029	63,115		62,358	59,909
Camin Cargo Control Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.17%	12/7/2029	6,638		6,531	6,301
Camin Cargo Control Holdings, Inc. (4)(6)(10)(25)	SF +	5.50%	9.17%	12/7/2029	9,702		6,384	6,007
Total Energy Equipment & Services							75,273	72,217	0.58%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,099		1,074	1,099
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.80%	6/18/2029	685		682	613
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.80%	6/18/2029	11,708		11,645	10,477
Endeavor Operating Co LLC (5)(7)(24)	SF +	2.75%	6.42%	3/24/2032	8,158		8,123	8,150
Global Music Rights, LLC (4)(9)(25)	SF +	4.50%	8.20%	12/20/2031	439,167		435,568	443,558
Global Music Rights, LLC (4)(6)(9)				12/20/2031	46,796		(382)	—
Total Entertainment							456,710	463,897	3.73%

Financial Services
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.92%	2/8/2031	EUR	44,620	46,744	51,366
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.92%	2/8/2031	EUR	6,374	6,767	7,338
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.88%	2/8/2031	EUR	46,285	52,008	53,283
Ascensus Holdings, Inc. (8)(24)	SF +	3.00%	6.67%	11/25/2032	14,005		13,972	13,804
Earps Bidco Limited (4)(5)(7)(31)	SN +	4.50%	8.26%	3/28/2032	GBP	37,700	48,169	50,063
Earps Bidco Limited (4)(5)(6)(7)(31)	SN +	4.50%	8.26%	3/28/2032	GBP	8,094	6,961	7,090
Earps Bidco Limited (4)(5)(7)(29)	E +	4.50%	6.70%	3/28/2032	EUR	5,661	6,459	6,609
Eisner Advisory Group LLC (8)(24)	SF +	4.00%	7.67%	2/28/2031	8,481		8,421	8,099
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.20%	3/12/2031	99,907		98,496	99,070
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.20%	3/12/2031	14,282		14,058	14,162
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(128)	(68)
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.20%	3/12/2031	14,053		13,928	13,935
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.20%	3/12/2031	9,335		9,254	9,256
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.20%	3/12/2031	57,284		56,758	56,803

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.50%	8.15%	3/12/2031	17,228		17,065	17,084
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.40%	3/12/2031	73,818		73,457	73,198
Focus Financial Partners, LLC (7)(24)	SF +	2.50%	6.17%	9/15/2031	17,822		17,760	17,286
Harp Finco LTD (4)(5)(7)(31)	SN +	5.00%	8.73%	3/27/2032	GBP	80,898	102,971	105,691
June Purchaser LLC (7)(25)	SF +	2.75%	6.45%	11/28/2031	9,617		9,585	9,614
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	(1)
Madonna Bidco Ltd (4)(5)(7)(31)	SN +	5.00%	8.73%	10/25/2031	GBP	51,131	65,221	68,343
Madonna Bidco Ltd (4)(5)(6)(7)(31)	SN +	5.00%	8.73%	10/25/2031	GBP	10,435	455	842
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.45%	8/29/2031	2,038		2,023	2,037
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.45%	8/29/2031	16,219		16,085	16,210
MAI Capital Management Intermediate LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	8/29/2031	1,125		407	416
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.45%	8/29/2031	4,934		4,890	4,931
More Cowbell II, LLC (4)(6)(9)				9/1/2029	5,393		(61)	(65)
More Cowbell II, LLC (4)(9)(27)	SF +	4.50%	7.99%	9/1/2030	36,384		35,925	35,907
Neon Maple US Debt Mergersub Inc (5)(7)(24)	SF +	2.50%	6.17%	11/17/2031	3,129		3,109	3,070
Oak Funding LLC (4)(6)(8)				12/2/2032	19,556		(191)	(156)
Oak Funding LLC (4)(8)(24)	SF +	4.50%	8.17%	12/2/2032	200,444		198,533	198,846
Orthrus Ltd (4)(5)(7)(31)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	35,517	44,743	46,447
Orthrus Ltd (4)(5)(7)(29)	E +	6.25% (incl 2.75% PIK)	8.29%	12/5/2031	EUR	31,733	33,224	36,249
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	9.92%	12/5/2031	83,838		82,688	82,845
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	7,149	(145)	(112)
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	9.92%	12/5/2031	12,133		11,958	11,989
Osaic Holdings Inc (7)(25)	SF +	2.50%	6.20%	7/30/2032	15,160		15,125	14,905
PEX Holdings LLC (7)(25)	SF +	2.75%	6.45%	11/26/2031	14,850		14,820	14,720
PF Finco PTY LTD (4)(5)(10)(33)	B +	6.25%	10.36%	5/30/2030	AUD	41,852	26,469	28,457
PF Finco PTY LTD (4)(5)(6)(10)				5/30/2030	AUD	5,707	(67)	(59)
Priority Holdings, LLC (5)(8)(24)	SF +	3.75%	7.42%	8/2/2032	4,058		4,049	3,968
Transnetwork LLC (4)(8)(25)	SF +	4.75%	8.45%	12/30/2030	68,194		67,577	62,398
Travelex Issuerco 2 PLC (4)(5)(14)(31)	SN +	8.00%	11.73%	9/22/2028	GBP	21,674	26,006	28,771
Violin Finco Guernsey Limited (4)(5)(7)(31)	SN +	5.25%	9.01%	6/24/2031	GBP	80,205	101,004	106,144
Violin Finco Guernsey Limited (4)(5)(6)(7)				6/24/2031	GBP	6,211	(69)	—
Total Financial Services							1,356,474	1,380,785	11.10%

Food Products
Aspire Bakeries Holdings LLC (7)(24)	SF +	3.00%	6.67%	12/23/2030	9,442		9,414	9,466
Specialty Ingredients, LLC (4)(9)(24)	SF +	4.75%	8.52%	2/12/2029	87,760		86,968	87,509
Specialty Ingredients, LLC (4)(6)(9)(24)	SF +	4.75%	8.52%	2/12/2029	11,279		2,156	2,223
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.42%	10/2/2030	58,355		57,511	58,355
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.42%	10/2/2030	16,210		15,968	16,210
Sugar PPC Buyer LLC (4)(6)(10)(26)	SF +	4.75%	8.35%	10/2/2030	14,442		4,189	4,310
Total Food Products							176,206	178,073	1.43%

Gas Utilities
Energos Infrastructure Holdings Finance LLC (4)(5)(10)(25)	SF +	5.75%	9.55%	8/13/2027	38,968		38,762	38,968
Total Gas Utilities							38,762	38,968	0.31%

Health Care Equipment & Supplies

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
ABB/CON-CISE Optical Group LLC (4)(9)(25)	SF +	7.50%	11.36%	2/23/2028	21,259		21,081	20,861
Agiliti Health, Inc. (7)(25)	SF +	3.00%	6.58%	5/1/2030	9,952		9,594	9,699
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.45%	9/30/2032	148,054		146,680	146,908
Bayou Intermediate II, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	9/30/2032	40,378		21,958	22,030
Bayou Intermediate II, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	9/30/2032	25,989		10,804	10,849
Ensemble RCM LLC (7)(25)	SF +	3.00%	6.63%	2/9/2033	20,117		20,092	19,924
Femur Buyer Inc (4)(10)(25)	SF +	7.50% PIK	11.17%	10/23/2030	111,760		109,880	109,473
Femur Buyer Inc (4)(6)(10)				10/23/2030	2,414		—	(49)
Limpio Bidco GMBH (4)(5)(7)(28)	E +	5.20%	7.09%	10/31/2030	EUR	63,783	66,244	73,726
Medline Borrower LP (8)(24)	SF +	1.75%	5.42%	10/23/2030	14,872		14,782	14,906
Resonetics, LLC (9)(25)	SF +	2.75%	6.42%	6/18/2031	38,059		37,988	37,958
Spruce Bidco II Inc (4)(6)(9)(25)	SF +	4.75%	8.37%	1/31/2032	43,899		9,207	9,372
Spruce Bidco II Inc (4)(9)(25)	SF +	4.75%	8.45%	1/31/2032	163,295		161,254	161,871
Spruce Bidco II Inc (4)(9)(36)	C +	4.75%	7.00%	1/31/2032	CAD	34,738	23,684	24,763
Spruce Bidco II Inc (4)(9)(42)	TN +	5.00%	5.75%	1/31/2032	JPY	3,716,132	23,695	23,219
Spruce Bidco II Inc (4)(9)(23)(25)	SF +	5.73%	9.43%	1/31/2032	946		934	938
TecoStar Holdings Inc (4)(10)(25)	SF +	8.00%	11.65%	7/6/2029	126,897		125,287	126,714
Viant Medical Holdings, Inc. (7)(24)	SF +	4.00%	7.67%	10/29/2031	17,281		17,212	17,283
Zeus Company LLC (4)(9)(25)	SF +	5.50%	9.20%	2/28/2031	123,817		122,530	115,116
Zeus Company LLC (4)(9)(25)	SF +	5.50%	9.20%	2/28/2031	11,446		11,321	10,634
Zeus Company LLC (4)(6)(9)(25)	SF +	5.50%	9.21%	2/28/2030	21,506		2,657	1,568
Total Health Care Equipment & Supplies							956,884	957,763	7.70%

Health Care Providers & Services
123Dentist Inc (4)(5)(9)(36)	C +	5.00%	7.27%	8/10/2029	CAD	23,635	16,742	16,995
123Dentist Inc (4)(5)(9)(36)	C +	5.00%	7.28%	8/10/2029	CAD	56,049	42,970	40,302
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.92%	7/2/2031	156,623		154,861	155,762
AB Centers Acquisition Corporation (4)(6)(9)(24)	SF +	5.25%	8.92%	7/2/2031	28,702		13,784	13,988
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.92%	7/2/2031	52,711		52,362	52,421
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.92%	7/2/2031	127,868		127,014	127,165
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	24,356		(239)	(134)
AB Centers Acquisition Corporation (4)(9)(23)(24)	SF +	6.32%	9.99%	7/2/2031	1,323		1,314	1,316
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.92%	7/2/2031	4,770		4,737	4,744
AB Centers Acquisition Corporation (4)(9)(23)(24)	SF +	6.32%	9.99%	7/2/2031	700		695	696
Aryeh Bidco Investment Ltd (4)(5)(6)(9)(37)	C +	5.00%	7.27%	1/14/2033	CAD	34,074	3,317	3,261
Aryeh Bidco Investment Ltd (4)(5)(9)(37)	C +	5.00%	7.31%	1/14/2033	CAD	183,025	130,565	130,321
Aryeh Bidco Investment Ltd (4)(5)(6)(9)				1/14/2033	CAD	24,551	(172)	(172)
Aspen Dental Management Inc. (ADMI Corp) (8)(24)	SF +	3.75%	7.53%	12/23/2027	3,259		3,227	3,065
Aspen Dental Management Inc. (ADMI Corp) (7)(24)	SF +	5.75%	9.42%	12/23/2027	843		847	808
ATI Holdings Acquisition, Inc. (4)(5)(10)(25)	SF +	7.00%	10.78%	2/24/2028	41,092		40,828	40,226
Baart Programs, Inc. (4)(10)(19)(25)	SF +	5.00% PIK		6/11/2027	10,018		9,935	7,577
Blazing Star Shields Direct Parent, LLC (4)(10)(25)	SF +	6.00%	9.67%	8/28/2030	493,154		484,456	503,017
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	21,972		(387)	—
Charlotte Buyer Inc (8)(24)	SF +	4.25%	7.92%	2/11/2028	24,749		24,201	24,551
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	6,558		(90)	—
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674		(191)	—
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.67%	8/7/2031	169,697		168,012	169,697
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.67%	8/7/2031	19,070		18,824	19,070
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	25,062		(349)	—
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.17%	3/15/2028	137,579		137,113	135,762
Diagnostic Services Holdings, Inc. (4)(6)(10)(24)	SF +	5.50%	9.17%	3/15/2028	2,993		1,759	1,728

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.17%	3/15/2028	2,864	2,757	2,826
EPFS Buyer, Inc. (4)(9)(25)	SF +	4.50%	8.20%	7/31/2031	38,011	37,672	38,011
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	1,182	(11)	—
EPFS Buyer, Inc. (4)(6)(9)(43)	P +	3.50%	10.25%	7/31/2031	3,814	195	229
ERC Topco Holdings, LLC (4)(10)(25)	SF +	6.50% PIK	10.46%	3/31/2030	7,862	7,483	6,224
ERC Topco Holdings, LLC (4)(6)(10)(25)	SF +	5.50%	9.46%	3/31/2030	1,560	1,309	1,438
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127	(223)	(142)
FC Compassus LLC (4)(7)(24)	SF +	5.75% (incl 1.50% PIK)	9.42%	11/26/2030	146,373	144,689	145,279
FC Compassus LLC (4)(6)(7)(24)	SF +	5.75% (incl 1.50% PIK)	9.42%	11/26/2030	15,823	1,570	1,659
FC Compassus LLC (4)(7)(23)(24)	SF +	7.02% (incl 2.09% PIK)	10.69%	11/26/2030	1,183	1,170	1,174
FC Compassus LLC (4)(6)(7)(23)(24)	SF +	6.99% (incl 2.07% PIK)	10.65%	11/26/2030	128	13	14
Global Medical Response Inc (7)(25)	SF +	3.50%	7.17%	10/1/2032	24,938	24,880	24,891
Indigo Purchaser, Inc. (4)(9)(25)	SF +	4.75%	8.45%	11/21/2031	110,985	109,644	112,095
Indigo Purchaser, Inc. (4)(6)(9)(25)	SF +	4.75%	8.45%	11/21/2031	25,593	4,864	5,464
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478	(211)	—
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.17%	2/13/2031	152,963	151,248	152,379
MB2 Dental Solutions, LLC (4)(6)(9)(24)	SF +	5.50%	9.17%	2/13/2031	13,909	363	503
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.17%	2/13/2031	31,576	31,112	31,456
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.17%	2/13/2031	22,151	21,806	22,067
NP Kaba Megersub, Inc. (4)(8)(25)	SF +	4.50%	8.20%	1/31/2033	173,342	172,496	171,454
NP Kaba Megersub, Inc. (4)(6)(8)				1/31/2033	11,480	(57)	(125)
NP Kaba Megersub, Inc. (4)(6)(8)(25)	SF +	4.50%	8.15%	1/31/2033	20,394	3,979	3,857
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032	(64)	(40)
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	5.00%	8.71%	6/1/2030	84,131	83,073	83,294
Parexel International, Inc. (8)(24)	SF +	2.75%	6.42%	12/12/2031	16,548	16,456	16,514
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	5.00%	8.85%	3/14/2028	26,400	26,222	26,400
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	5.00%	8.85%	3/14/2028	9,047	8,991	9,047
Plasma Buyer LLC (4)(9)(19)(25)	SF +	5.75% PIK		5/12/2029	89,021	81,936	49,777
Plasma Buyer LLC (4)(9)(19)(25)	SF +	6.25% PIK		5/12/2029	3,374	3,089	1,887
Plasma Buyer LLC (4)(6)(9)(19)(25)	SF +	5.75% PIK		5/12/2028	10,172	9,335	5,646
Plasma Buyer LLC (4)(6)(9)(19)(25)	SF +	6.25% PIK		3/31/2027	6,356	1,816	1,943
PPV Intermediate Holdings, LLC (4)(9)(25)	SF +	5.75%	9.42%	8/31/2029	21,233	21,041	20,972
PPV Intermediate Holdings, LLC (4)(6)(9)(25)	SF +	5.75%	9.41%	8/31/2029	2,965	1,083	1,075
Precision Medicine Group, LLC (7)(24)	SF +	3.50%	7.17%	8/20/2032	7,960	7,924	7,959
Premise Health Holding Corp (4)(9)(25)	SF +	4.75%	8.45%	11/6/2032	30,201	29,916	29,758
Premise Health Holding Corp (4)(6)(9)(25)	SF +	4.75%	8.45%	11/6/2032	12,770	7,530	7,467
Premise Health Holding Corp (4)(6)(9)				11/6/2031	2,984	(28)	(43)
Prism One Buyer, LLC (4)(9)(25)	SF +	5.25%	8.95%	10/11/2032	68,376	67,739	67,553
Prism One Buyer, LLC (4)(6)(9)				10/11/2032	18,000	(168)	(217)
PTSH Intermediate Holdings, LLC (4)(9)(25)	SF +	5.00%	8.70%	1/8/2033	10,106	9,940	9,949
Raven Acquisition Holdings LLC (7)(24)	SF +	3.00%	6.67%	11/19/2031	19,583	19,481	19,235
Raven Acquisition Holdings LLC (6)(7)				11/19/2031	1,413	(7)	(25)
Solis Mammography Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.70%	5/29/2032	198,664	196,039	195,546
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	19,774	(281)	(310)
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2030	33,548	(419)	(441)
Southern Veterinary Partners LLC (7)(24)	SF +	2.50%	6.18%	12/4/2031	5,808	5,774	5,766
Syneos Health Inc (7)(25)	SF +	4.00%	7.70%	9/27/2030	14,846	14,778	14,699
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695	2,707	2,694

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Tivity Health Inc (4)(9)(24)	SF +	5.00%	8.67%	6/28/2029	128,190		126,919	128,190
TTF Lower Intermediate LLC (7)(25)	SF +	3.75%	7.38%	7/18/2031	11,996		11,842	8,997
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.42%	7/17/2028	42,303		41,967	42,027
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.42%	7/17/2028	25,943		25,745	25,774
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.41%	7/17/2028	32,093		31,847	31,884
Vaxcare Intermediate II LLC (4)(8)(25)	SF +	4.25%	7.95%	6/17/2032	59,407		58,880	59,107
Vaxcare Intermediate II LLC (4)(6)(8)				6/17/2032	11,986		(106)	(61)
WCAS XIII Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2029	135,630		134,166	133,420
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	56,433		55,565	55,454
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	8,342		8,210	8,197
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	15,932		15,672	15,655
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	13,613		13,369	13,377
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	3,581		3,514	3,519
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.95%	12/31/2032	8,450		8,288	8,304
Total Health Care Providers & Services							3,302,664	3,282,868	26.40%

Health Care Technology
AthenaHealth Group Inc. (8)(24)	SF +	2.75%	6.42%	2/15/2029	17,994		17,876	17,690
Azalea Topco, Inc. (7)(24)	SF +	3.00%	6.67%	4/30/2031	11,829		11,764	11,825
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	10,286		(51)	—
HT Intermediary III, Inc. (4)(9)(24)	SF +	4.50%	8.17%	11/12/2030	41,898		41,736	41,898
HT Intermediary III, Inc. (4)(6)(9)				11/12/2030	3,857		(15)	—
Project Ruby Ultimate Parent Corp (7)(24)	SF +	2.75%	6.53%	3/10/2028	22,577		22,520	22,502
Zelis Payments Buyer, Inc. (7)(24)	SF +	2.75%	6.42%	9/28/2029	10,774		10,741	10,459
Zelis Payments Buyer, Inc. (7)(24)	SF +	3.25%	6.92%	11/26/2031	4,938		4,918	4,790
Total Health Care Technology							109,489	109,164	0.88%

Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (4)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.45%	11/17/2032	104,925		104,429	104,313
Birdie Bidco, Inc. (4)(6)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.42%	11/17/2032	30,292		2,374	2,344
Birdie Bidco, Inc. (4)(6)(9)				11/17/2032	18,850		(89)	(110)
ClubCorp Holdings Inc (4)(10)(24)	SF +	4.75%	8.42%	7/9/2032	104,436		103,030	103,392
ClubCorp Holdings Inc (4)(6)(10)				7/10/2031	16,153		(213)	(141)
Crunch Holdings LLC (4)(9)(24)	SF +	4.50%	8.17%	9/26/2031	58,208		57,954	58,790
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922		(35)	—
Fertitta Entertainment LLC (8)(24)	SF +	3.25%	6.92%	1/27/2029	9,726		9,560	9,556
Flynn Restaurant Group LP (7)(24)	SF +	3.75%	7.42%	1/28/2032	19,990		19,907	19,680
HB AcquisitionCo Pty Ltd (4)(5)(8)(34)	B +	6.50%	10.49%	8/7/2029	AUD	32,211	21,325	22,221
HB AcquisitionCo Pty Ltd (4)(5)(8)(34)	B +	6.50%	10.51%	8/7/2029	AUD	3,579	2,317	2,469
LC Ahab US Bidco LLC (7)(24)	SF +	2.50%	6.17%	5/1/2031	10,061		9,920	9,979
Legends Hospitality Holding Company, LLC (4)(9)(25)	SF +	5.00%	8.67%	8/22/2031	5,488		5,395	5,394
Legends Hospitality Holding Company, LLC (4)(6)(9)(24)	SF +	5.00%	8.67%	8/22/2030	14,733		7,519	7,311
Legends Hospitality Holding Company, LLC (4)(9)(25)	SF +	5.50% (incl 2.75% PIK)	9.17%	8/22/2031	96,533		94,498	94,882
ONE Group, LLC (4)(10)(25)	SF +	6.50%	10.17%	5/1/2029	49,456		48,543	48,184
ONE Group, LLC (4)(6)(7)(25)	SF +	6.00%	9.67%	10/31/2028	6,649		384	283
Saga Mid Co Limited (4)(5)(10)(31)	SN +	6.75%	10.49%	2/27/2031	GBP	100,868	124,519	137,493

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(862)	1,195
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(134)	198
Travel Leaders Group, LLC (4)(14)(24)	SF +	7.50% (incl 3.50% PIK)	11.27%	3/27/2028	144,588		143,255	143,174
Voyager Parent LLC (7)(25)	SF +	4.25%	7.95%	7/1/2032	14,745		14,350	14,664
Total Hotels, Restaurants & Leisure							767,946	785,271	6.32%

Household Durables
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.81%	6/23/2028	51,562		51,270	42,532
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.81%	6/23/2028	12,356		12,311	10,192
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.81%	6/23/2028	13,678		13,628	11,282
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.81%	6/23/2028	4,545		4,528	3,749
Total Household Durables							81,737	67,755	0.54%

Independent Power and Renewable Electricity Producers
Dimension Energy LLC (4)(6)(14)(25)	SF +	4.00%	7.70%	2/29/2028	60,064		33,216	33,139
Hamilton Projects Acquiror LLC (7)(24)	SF +	2.50%	6.17%	5/30/2031	19,164		19,121	19,238
IP Operating Portfolio I, LLC (4)(7)		7.88%	7.88%	12/31/2029	26,998		26,680	27,542
IP Operations II Investco, LLC (4)(15)(26)	SF +	5.50%	9.10%	6/26/2029	24,645		24,326	24,625
Palmetto TE Borrower LLC (4)(14)(25)	SF +	5.50%	9.20%	11/1/2027	171,723		170,395	170,622
Palmetto TE Borrower LLC (4)(6)(14)				11/1/2027	651		(5)	(4)
Sunzia UpperCo LLC (4)(16)(25)	SF +	5.00%	8.70%	6/30/2026	25,000		25,000	25,000
Total Independent Power and Renewable Electricity Producers							298,733	300,162	2.41%

Insurance
Acrisure LLC (7)(24)	SF +	3.00%	6.67%	11/6/2030	18,582		18,574	18,038
Acrisure LLC (7)(24)	SF +	3.25%	6.92%	6/21/2032	3,062		3,055	2,972
Alera Group, Inc. (8)(24)	SF +	2.75%	6.42%	5/30/2032	7,960		7,925	7,737
Alliant Holdings Intermediate, LLC (7)(24)	SF +	2.50%	6.17%	9/19/2031	18,464		18,344	18,344
AmWINS Group Inc (9)(24)	SF +	2.00%	5.67%	1/30/2032	10,091		10,081	10,036
Amynta Agency Borrower Inc (7)(24)	SF +	2.50%	6.17%	12/29/2031	19,990		19,671	19,729
CRC Insurance Group LLC (7)(25)	SF +	2.75%	6.45%	5/6/2031	10,049		10,012	9,933
Galway Borrower LLC (4)(9)(25)	SF +	4.50%	8.20%	9/29/2028	116,918		116,668	116,622
Galway Borrower LLC (4)(6)(9)(25)	SF +	4.50%	8.20%	9/29/2028	4,449		1,678	1,681
Galway Borrower LLC (4)(6)(9)				9/29/2028	10,636		(53)	(27)
Global Service GmbH (4)(5)(7)(30)	E +	6.75%	8.85%	2/1/2030	EUR	38,764	44,211	45,253
Goosehead Insurance Holdings LLC (4)(5)(7)(24)	SF +	3.00%	6.68%	1/8/2032	3,483		3,475	3,413
Higginbotham Insurance Agency Inc (4)(10)(24)	SF +	4.50%	8.17%	6/11/2031	41,942		41,698	41,942
Higginbotham Insurance Agency Inc (4)(6)(10)				6/11/2031	3,833		(33)	—
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,785
HUB International Ltd (7)(25)	SF +	2.25%	5.92%	6/20/2030	11,603		11,523	11,591
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	299		(1)	—
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	1,117		(9)	—
Integrity Marketing Acquisition LLC (4)(9)(25)	SF +	5.00%	8.67%	8/25/2028	64,477		64,234	64,477
Jones Deslauriers Insurance Management Inc (5)(7)		8.50%	8.50%	3/15/2030	14,487		14,474	14,737
Koala Investment Holdings Inc (4)(9)(25)	SF +	4.25%	7.95%	8/29/2032	118,126		117,044	116,573
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	11,529		(106)	(152)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	22,775		(218)	(299)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	2,789	(41)	—
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)(29)	E +	5.00%	7.13%	2/5/2032	EUR	36,820	37,856	42,980
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	6,694	(104)	76
OneDigital Borrower LLC (8)(24)	SF +	3.00%	6.67%	7/2/2031	14,625		14,575	14,177
Summit Acquisition Inc. (7)(24)	SF +	3.50%	7.17%	10/16/2031	17,369		17,300	17,369
Trucordia Insurance Services LLC (4)(7)(24)	SF +	3.25%	6.92%	6/17/2032	6,880		6,865	6,364
USI Inc (7)(25)	SF +	2.25%	5.95%	9/29/2030	12,711		12,696	12,692
USI Inc (7)(25)	SF +	2.25%	5.95%	11/21/2029	1,900		1,900	1,898
Total Insurance							603,811	608,941	4.90%

Interactive Media & Services
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)(29)	E +	4.75%	6.77%	5/29/2031	EUR	125,373	137,868	144,313
Cadillac Bidco S.À R.L. (4)(5)(7)(30)	E +	4.75%	6.93%	2/28/2033	EUR	43,415	51,051	49,936
Total Interactive Media & Services							188,919	194,249	1.56%

IT Services
Delta Topco, Inc. (7)(24)	SF +	2.75%	6.42%	11/30/2029	18,956		18,912	18,380
GovCIO Buyer Company (4)(9)(24)	SF +	5.25%	8.92%	7/9/2031	141,340		139,433	138,975
Hostinger Investments Sarl (4)(5)(6)(7)				11/19/2032	EUR	39,880	(671)	(933)
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	6.69%	11/19/2032	EUR	119,640	135,913	135,492
Mediaocean LLC (8)(24)	SF +	3.50%	7.27%	12/15/2028	6,737		6,733	6,362
Meralm Bidco AB (4)(5)(8)(30)	E +	6.25% (incl 2.25% PIK)	8.39%	8/29/2031	EUR	33,978	37,163	34,827
Meralm Bidco AB (4)(5)(8)(26)	SF +	6.25% (incl 2.25% PIK)	9.94%	8/29/2031	14,168		14,009	12,563
Meralm Bidco AB (4)(5)(8)(40)	ST +	6.25% (incl 2.25% PIK)	8.28%	8/29/2031	SEK	427,755	41,271	40,079
Meralm Bidco AB (4)(5)(8)(38)	N +	6.25% (incl 2.25% PIK)	10.57%	8/29/2031	NOK	272,456	25,434	24,967
Meralm Bidco AB (4)(5)(8)(30)	E +	9.50% (incl 4.75% PIK)	11.56%	8/29/2031	EUR	50,140	54,909	54,957
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(76)	(679)
Total IT Services							473,030	464,990	3.74%

Life Sciences Tools & Services
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.17%	9/15/2031	125,959		125,469	125,959
Advarra Holdings, Inc. (4)(6)(10)				9/15/2031	6,020		(27)	—
Advarra Holdings, Inc. (4)(10)(24)	SF +	4.50%	8.17%	9/15/2031	67,899		66,963	67,899
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.17%	9/15/2031	14,673		14,605	14,673
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.67%	9/30/2030	2,840		2,817	2,840
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.67%	9/30/2030	2,855		2,830	2,855
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.67%	9/30/2030	82,358		80,827	82,358
Bamboo US BidCo LLC (4)(6)(10)				10/1/2029	21,254		(372)	—
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.00%	8.67%	9/30/2030	15,327		15,008	15,327
Bamboo US BidCo LLC (4)(10)(29)	E +	5.00%	7.03%	9/30/2030	EUR	62,336	64,717	72,054
Cambrex Corporation (4)(9)(24)	SF +	4.50%	8.17%	3/6/2032	109,731		108,801	109,233
Cambrex Corporation (4)(6)(9)(24)	SF +	4.50%	8.17%	3/6/2032	18,341		4,037	4,109
Cambrex Corporation (4)(9)(24)	SF +	4.50%	8.17%	3/6/2032	16,419		16,269	16,345
PerkinElmer U.S. LLC (4)(10)(24)	SF +	4.75%	8.43%	3/13/2029	21,608		21,514	21,525
PerkinElmer U.S. LLC (4)(10)(24)	SF +	4.75%	8.43%	3/13/2029	253,534		250,245	252,563
Phantom Purchaser Inc (4)(9)(25)	SF +	4.75%	8.45%	9/19/2031	100,292		99,425	99,808

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(134)	(75)
WCG Intermediate Corp (7)(24)	SF +	2.75%	6.42%	2/25/2032	7,609		7,609	7,437
Total Life Sciences Tools & Services							880,603	894,910	7.20%

Machinery
Indicor LLC (7)(25)	SF +	2.50%	6.20%	11/22/2029	20,293		19,960	20,317
LSF12 Donnelly Bidco, LLC (4)(10)(24)	SF +	6.50%	10.17%	10/2/2029	19,429		19,145	19,429
Lsf12 Helix Parent LLC (7)(24)	SF +	3.50%	7.17%	2/10/2033	19,152		18,631	18,922
Madison Safety & Flow LLC (7)(24)	SF +	2.50%	6.18%	9/26/2031	3,215		3,209	3,220
Radwell Parent, LLC (4)(9)(25)	SF +	4.75%	8.45%	4/2/2029	150,328		148,172	150,328
Radwell Parent, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	4/3/2028	13,271		2,972	3,097
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	12/27/2031	17,019		4,054	4,109
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.45%	12/27/2031	8,731		2,059	2,081
Rotation Buyer, LLC (4)(9)(25)	SF +	4.75%	8.45%	12/27/2031	65,875		65,335	65,499
Time Manufacturing Holdings LLC (4)(6)(9)(24)	SF +	6.50%	10.24%	12/1/2027	1,002		994	770
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.53%	12/1/2027	EUR	4,792	5,032	4,224
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.53%	12/1/2027	EUR	8,439	9,478	7,438
Time Manufacturing Holdings LLC (4)(9)(25)	SF +	6.50%	10.32%	12/1/2027	12,167		12,091	9,370
TK Elevator US Newco Inc (5)(8)(26)	SF +	2.75%	6.38%	4/30/2030	14,881		14,760	14,930
Total Machinery							325,892	323,734	2.60%

Media
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.45%	3/14/2029	53,300		52,830	53,300
2080 Media, Inc. (4)(6)(9)				3/14/2028	13,795		(90)	—
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.45%	3/14/2029	12,361		12,263	12,361
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.45%	3/14/2029	9,957		9,883	9,957
2080 Media, Inc. (4)(6)(9)				3/14/2029	27,282		(240)	—
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.42%	3/14/2029	8,756		5,813	5,890
Arc Media Holdings Limited (4)(5)(10)(25)	SF +	7.25%	11.07%	10/29/2027	39,914		39,594	39,814
Arc Media Holdings Limited (4)(5)(6)(10)(25)	SF +	7.25%	11.07%	10/29/2027	2,766		2,592	2,607
Law Business Research Inc. (4)(5)(8)(26)	SF +	5.23%	8.92%	5/19/2031	33,214		32,558	33,214
LOCI Bidco Limited (4)(5)(8)(31)	SN +	5.23%	8.98%	5/19/2031	GBP	52,719	65,758	69,769
LOCI Bidco Limited (4)(5)(8)(26)	SF +	5.23%	8.85%	5/19/2031	8,667		8,508	8,667
Total Media							229,469	235,579	1.89%

Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.17%	7/31/2029	117,537		114,088	109,811
Alchemy US Holdco 1 LLC (4)(10)(29)	E +	6.50%	8.53%	7/31/2029	EUR	24,800	26,056	26,672
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.17%	7/31/2029	1,285		1,247	1,200
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.70%	4/10/2029	56,491		55,625	55,186
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.70%	4/10/2029	15,150		14,803	14,801
Star Holding LLC (7)(24)	SF +	4.50%	8.17%	7/31/2031	4,232		4,214	4,189
Total Metals & Mining							216,033	211,859	1.70%

Multi-Utilities
Forgent Intermediate IV (7)(25)	SF +	3.00%	6.66%	12/20/2032	4,310		4,269	4,336
Total Multi-Utilities							4,269	4,336	0.03%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	935		919	832

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Oil, Gas & Consumable Fuels							919	832	0.01%

Personal Care Products
MRO Maryruth LLC (4)(7)(25)	SF +	3.50%	7.20%	9/30/2030	48,388		48,114	48,388
MRO Maryruth LLC (4)(9)(25)	SF +	4.75%	8.45%	9/30/2031	18,905		18,753	18,905
Parfums Holding Company, Inc. (4)(10)(25)	SF +	5.25%	8.95%	6/27/2030	115,225		114,411	115,225
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(59)	—
Total Personal Care Products							181,219	182,518	1.47%

Pharmaceuticals
Amneal Pharmaceuticals LLC (5)(8)(24)	SF +	3.00%	6.67%	8/2/2032	7,761		7,743	7,797
Atlas Borrower, LLC (4)(8)(25)	SF +	4.50%	8.20%	9/4/2032	88,012		87,203	86,838
Atlas Borrower, LLC (4)(6)(8)				9/4/2032	15,234		(140)	(203)
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	10.67%	3/14/2030	229,949		226,312	223,394
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	10.65%	3/14/2030	20,537		20,213	19,952
Creek Parent, Inc. (4)(9)(24)	SF +	5.00%	8.67%	12/18/2031	119,936		118,334	118,890
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(297)	(195)
Creek Parent, Inc. (4)(9)(23)(24)	SF +	5.75%	9.42%	12/18/2031	1,207		1,191	1,196
Dechra Finance US LLC (5)(7)(26)	SF +	2.75%	6.39%	1/27/2032	4,135		4,127	4,138
Endo Finance Holdings Inc (8)(24)	SF +	3.75%	7.42%	4/23/2031	8,091		8,029	8,061
Gusto Aus Bidco Pty Ltd (4)(5)(8)(34)	B +	4.75%	8.54%	11/15/2031	AUD	243,533	156,157	169,767
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(103)	166
Total Pharmaceuticals							628,769	639,801	5.15%

Professional Services
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.75%	8.42%	6/3/2031	116,927		115,616	116,377
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.50%	8.17%	6/3/2031	28,356		28,109	28,201
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	27,686		(280)	(158)
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(57)	—
Captive Resources Midco LLC (4)(9)(24)	SF +	4.50%	8.17%	7/2/2029	90,960		90,148	90,960
Chartis Group LLC (4)(9)(25)	SF +	4.25%	7.95%	9/17/2031	80,774		80,144	80,774
Chartis Group LLC (4)(6)(9)(25)	SF +	4.25%	7.95%	9/17/2031	25,019		3,931	4,152
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(114)	—
Citrin Cooperman Advisors LLC (7)(25)	SF +	3.00%	6.70%	4/1/2032	14,404		14,259	13,882
CohnReznick Advisory LLC (7)(25)	SF +	3.25%	6.95%	3/31/2032	10,942		10,894	10,655
CohnReznick Advisory LLC (6)(7)				3/31/2032	635		(3)	(17)
Grant Thornton Advisors Holdings LLC (7)(24)	SF +	2.75%	6.42%	6/2/2031	15,053		15,053	14,090
Guidehouse Inc. (4)(9)(24)	SF +	4.75%	8.42%	12/16/2030	190,401		188,847	183,320
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(68)	—
IG Investments Holdings, LLC (4)(9)(25)	SF +	5.00%	8.67%	9/22/2028	87,790		87,489	87,790
IRI Group Holdings, Inc. (4)(9)(25)	SF +	4.25%	7.95%	12/1/2029	206,163		204,838	206,163
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(112)	—
Planet US Buyer LLC (5)(7)(25)	SF +	3.00%	6.67%	2/7/2031	7,369		7,356	7,380
Railpros Parent LLC (4)(9)(25)	SF +	4.25%	7.91%	5/24/2032	24,708		24,492	24,609
Railpros Parent LLC (4)(6)(9)				5/24/2032	3,832		(34)	(21)
Sedgwick Claims Management Services Inc (7)(24)	SF +	2.50%	6.17%	7/31/2031	18,823		18,686	18,507
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.30%	9/13/2028	42,123		41,745	42,123
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(31)	—
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.30%	9/13/2028	5,889		5,838	5,889
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.30%	9/13/2028	2,963		2,941	2,963
YA Intermediate Holdings II LLC (4)(9)(26)	SF +	5.00%	8.85%	10/1/2031	46,973		46,789	46,966

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	8.69%	10/1/2031	19,788		3,494	3,627
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	8.86%	10/1/2031	9,750		2,854	2,891
Total Professional Services							992,824	991,123	7.97%

Real Estate Management & Development
Associations Inc. (4)(10)(25)	SF +	6.50%	10.42%	7/3/2028	54,856		54,826	54,856
Associations Inc. (4)(6)(10)(25)	SF +	6.50%	10.42%	7/3/2028	4,294		2,052	2,054
Associations Inc. (4)(6)(10)				7/3/2028	3,459		(2)	—
Total Real Estate Management & Development							56,876	56,910	0.46%

Semiconductors & Semiconductor Equipment
Altar Bidco Inc (8)(25)	SF +	3.10%	6.61%	2/1/2029	8,667		8,636	8,629
TechInsights Inc (4)(5)(10)(23)(25)	SF +	5.91%	9.76%	11/9/2030	2,494		2,479	2,463
TechInsights Inc (4)(5)(10)(23)(25)	SF +	5.91%	9.76%	11/9/2030	960		954	948
TechInsights Inc (4)(5)(6)(10)				11/9/2030	21,537		(269)	(268)
Total Semiconductors & Semiconductor Equipment							11,800	11,772	0.09%

Software
Armstrong Bidco Limited (4)(5)(7)(31)	SN +	5.25%	8.98%	6/28/2029	GBP	67,987	81,870	89,529
Armstrong Bidco Limited (4)(5)(7)(31)	SN +	5.25%	8.98%	6/28/2029	GBP	35,471	41,605	46,711
Artifact Bidco, Inc. (4)(8)(25)	SF +	4.15%	7.85%	7/26/2031	45,788		45,440	45,788
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(99)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(39)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(18)	—
Artisan Bidco, Inc. (4)(10)(29)	E +	7.00%	9.03%	11/7/2029	EUR	18,195	19,170	19,981
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.65%	11/7/2029	39,100		38,513	37,299
Artisan Bidco, Inc. (4)(6)(10)(25)	SF +	7.00%	10.66%	11/7/2029	6,000		4,410	4,224
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.65%	11/7/2029	988		980	942
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(229)	(600)
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.20%	7/14/2031	159,000		157,800	155,852
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.20%	7/14/2031	75,714		75,071	74,215
Auditboard, Inc. (4)(9)(25)	SF +	4.50%	8.20%	7/14/2031	9,751		9,682	9,558
Avalara, Inc. (7)(25)	SF +	2.75%	6.45%	3/26/2032	13,259		13,196	12,977
BMC Software Inc. (7)(25)	SF +	3.00%	6.67%	7/30/2031	2,970		2,941	2,762
Boreal Bidco (4)(5)(7)(29)	E +	7.00% (incl 4.00% PIK)	9.13%	3/26/2032	EUR	51,664	54,802	57,372
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(1)	(1)
Bottomline Technologies, Inc. (4)(9)(25)	SF +	4.50%	8.20%	5/13/2029	4,455		4,434	4,441
Central Parent LLC (7)(25)	SF +	3.25%	6.95%	7/6/2029	19,996		19,949	14,324
Cloud Software Group Inc (7)		6.50%	6.50%	3/31/2029	7,740		7,133	7,561
Cloud Software Group Inc (7)(25)	SF +	3.25%	6.95%	8/13/2032	13,930		13,930	12,786
Cloud Software Group Inc (7)(25)	SF +	3.25%	6.95%	3/21/2031	4,741		4,741	4,357
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	8.92%	2/27/2030	78,381		77,353	78,381
Coupa Holdings, LLC (4)(6)(9)				2/27/2029	6,211		(75)	—
Coupa Holdings, LLC (4)(6)(9)				2/27/2030	7,123		(101)	—
DigiCert Inc (4)(9)(24)	SF +	5.75%	9.42%	7/30/2030	327,466		323,213	317,713
DigiCert Inc (4)(9)(23)(24)	SF +	6.40%	10.07%	7/30/2030	1,990		1,964	1,929
DigiCert Inc (4)(6)(9)				7/30/2030	35,060		(455)	(1,044)
EasyPark Strategy AB (4)(5)(8)(26)	SF +	4.75%	8.37%	12/19/2030	45,577		45,037	44,808
EasyPark Strategy AB (4)(5)(8)(38)	N +	4.75%	8.99%	12/19/2030	NOK	234,246	20,248	23,800
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	6.87%	12/19/2030	EUR	74,735	76,635	84,912

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
EasyPark Strategy AB (4)(5)(8)(31)	SN +	4.75%	8.51%	12/19/2031	GBP	29,019	35,708	37,748
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	6.87%	12/19/2030	EUR	8,569	9,894	9,736
Edition Holdings Inc (4)(9)(25)	SF +	4.50%	8.17%	12/20/2032	72,079		71,820	71,310
Edition Holdings Inc (4)(6)(9)				12/20/2032	15,048		(55)	(161)
Edition Holdings Inc (4)(6)(9)				12/20/2032	6,722		(24)	(72)
Einstein Parent Inc (4)(9)(25)	SF +	5.25%	8.92%	1/22/2031	94,062		92,554	91,042
Einstein Parent Inc (4)(6)(9)				1/22/2031	9,745		(156)	(313)
Elements Finco Limited (4)(5)(7)(31)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	26,727	33,395	35,370
Elements Finco Limited (4)(5)(7)(31)	SN +	5.25% (incl 2.25% PIK)	8.98%	4/29/2031	GBP	39,884	49,540	52,782
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.92%	4/29/2031	8,342		8,283	8,342
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.92%	4/29/2031	6,943		6,894	6,943
Elements Finco Limited (4)(5)(7)(31)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	11,981	14,965	15,855
Espresso Bidco Inc. (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.45%	3/25/2032	53,447		52,784	51,685
Espresso Bidco Inc. (4)(6)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.45%	3/25/2032	14,379		13,027	12,750
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(82)	(210)
Flexera Software LLC (4)(8)(28)	E +	4.50%	6.45%	8/15/2032	EUR	65,335	76,300	73,067
Flexera Software LLC (4)(8)(25)	SF +	4.50%	8.15%	8/15/2032	199,944		199,489	195,121
Flexera Software LLC (4)(6)(8)				8/15/2032	16,806		(38)	(405)
Huskies Parent Inc (4)(9)(24)	SF +	6.00% (incl 0.50% PIK)	9.77%	11/5/2029	24,619		24,432	23,432
Huskies Parent Inc (4)(9)(24)	SF +	6.00%	9.77%	11/5/2029	1,049		1,030	998
Huskies Parent Inc (4)(6)(9)				11/5/2029	1,000		(6)	(50)
ION Platform Finance US Inc (7)(25)	SF +	3.75%	7.45%	10/7/2032	18,347		18,173	14,845
Kaseya Inc (7)(24)	SF +	3.25%	6.92%	3/22/2032	20,263		20,161	18,982
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	111,714		110,867	110,089
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	6,555		6,504	6,460
Kona Buyer, LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	1,845		1,831	1,818
Kona Buyer, LLC (4)(6)(9)				7/23/2031	61,081		(302)	(889)
Kona Buyer, LLC (4)(6)(9)				6/27/2032	22,559		(152)	(328)
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.94%	4/25/2031	71,282		70,395	70,064
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.94%	4/25/2031	71,282		70,395	70,064
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	6.75%	10.44%	10/25/2030	20,000		17,749	17,657
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	10/25/2030	20,000		5,728	5,657
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(275)	(167)
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.44%	12/18/2031	160,612		158,093	159,021
Kryptona Bidco US, LLC (4)(7)(30)	E +	5.75% (incl 3.13% PIK)	8.06%	12/18/2031	EUR	37,169	38,103	42,538
Kryptona Bidco US, LLC (4)(9)(30)	E +	5.75% (incl 3.13% PIK)	8.06%	12/18/2031	EUR	10,711	12,270	12,258
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.44%	12/18/2031	39,825		39,431	39,430
McAfee Corp (8)(24)	SF +	3.00%	6.67%	3/1/2029	8,707		8,595	7,804
Medallia Inc (4)(9)(19)(25)	SF +	6.00%		10/29/2028	82,826		80,815	49,828
Mitchell International Inc (8)(24)	SF +	3.00%	6.67%	6/17/2031	9,850		9,813	9,426

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
OEConnection LLC (8)(24)	SF +	4.50%	8.17%	12/23/2032	104,563		103,859	104,955
OEConnection LLC (6)(8)				12/23/2032	15,332		(75)	57
OEConnection LLC (6)(8)				12/23/2032	11,376		(73)	43
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(125)	270
Omega II AB (4)(5)(7)(39)	ST +	4.25%	6.27%	6/18/2032	SEK	943,460	97,195	100,684
Prism Parent Co., Inc. (4)(9)(24)	SF +	5.00%	8.68%	9/19/2028	41,817		41,465	41,817
Prism Parent Co., Inc. (4)(6)(9)(24)	SF +	5.00%	8.68%	9/19/2028	4,312		1,684	1,720
Project Alpha Intermediate Holding, Inc. (8)(25)	SF +	3.25%	6.95%	10/26/2030	24,840		24,604	18,935
Proofpoint, Inc. (8)(25)	SF +	3.00%	6.70%	8/31/2028	18,858		18,729	18,284
QBS Parent Inc (4)(9)(25)	SF +	4.50%	8.20%	6/3/2032	39,328		39,168	38,707
QBS Parent Inc (4)(6)(9)				6/3/2032	3,820		(15)	(60)
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.77%	10/1/2027	7,143		7,105	7,143
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.77%	10/1/2027	22,798		22,644	22,798
Red Planet Borrower, LLC (8)(24)	SF +	4.00%	7.67%	9/8/2032	5,473		5,423	5,365
Riley MergeCo LLC (4)(6)(10)(23)				9/23/2027	197		(1)	(18)
Riley MergeCo LLC (4)(10)(23)(24)	SF +	7.51%	11.29%	9/23/2027	1,778		1,768	1,612
Rocket Software Inc (8)(24)	SF +	3.75%	7.42%	11/28/2028	12,105		11,895	11,639
Severin Acquisition LLC (4)(9)(24)	SF +	4.75% (incl 2.25% PIK)	8.42%	10/1/2031	305,910		303,580	305,910
Severin Acquisition LLC (4)(6)(9)(24)	SF +	4.50%	8.18%	10/1/2031	44,454		11,505	11,854
Severin Acquisition LLC (4)(6)(9)(24)	SF +	4.75% (incl 2.25% PIK)	8.42%	10/1/2031	63,135		14,629	15,182
Shackleton Lower JVCO ULC (4)(5)(9)(36)	C +	4.50%	6.76%	11/5/2032	CAD	36,682	25,756	25,711
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	18,341	(126)	(333)
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	4,649	(31)	(84)
SI Swan UK Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.42%	12/16/2032	45,707		45,488	44,794
SI Swan UK Bidco Ltd (4)(5)(6)(7)				12/16/2032	10,845		(53)	(217)
SI Swan UK Bidco Ltd (4)(5)(6)(7)				6/17/2026	9,399		(47)	(188)
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.16%	7/23/2031	24,424		24,209	24,068
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.16%	7/23/2031	27,425		27,291	27,026
Smarsh Inc. (4)(6)(9)(25)	SF +	4.75%	8.42%	2/16/2029	2,143		460	420
Smarsh Inc. (4)(9)(25)	SF +	4.75%	8.45%	2/16/2029	22,500		22,322	21,920
Smarsh Inc. (4)(6)(9)(25)	SF +	4.75%	8.45%	2/16/2029	3,214		665	603
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(14)	(55)
Solis Bidco (4)(5)(7)(30)	E +	4.75%	6.85%	10/7/2032	EUR	23,674	27,212	26,622
Solis Bidco (4)(5)(6)(7)				10/7/2032	EUR	11,500	(194)	(361)
Sophos Holdings LLC (5)(10)(24)	SF +	3.50%	7.28%	3/5/2027	2,347		2,345	2,241
Spark Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.40%	10/8/2032	76,419		75,707	73,434
Spark Bidco Ltd (4)(5)(7)(34)	B +	4.75%	8.50%	10/8/2032	AUD	23,695	15,467	15,745
Spark Bidco Ltd (4)(5)(6)(7)				10/8/2032	17,517		(164)	(684)
Spark US Bidco, Inc. (4)(7)(25)	SF +	4.75%	8.40%	10/8/2032	28,094		27,832	26,997
Stack Sports Buyer, LLC (4)(9)(24)	SF +	5.75% (incl 3.13% PIK)	9.22%	3/31/2031	133,594		131,946	131,410
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	29,305		(403)	(479)
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(269)	(352)
Storable Inc (7)(24)	SF +	3.25%	6.92%	4/16/2031	5,696		5,683	5,481
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	3,130	(45)	(122)
Tango Bidco SAS (4)(5)(6)(7)(29)	E +	5.25%	7.27%	10/17/2031	EUR	16,592	13,740	14,556
Tango Bidco SAS (4)(5)(7)(29)	E +	5.25%	7.27%	10/17/2031	EUR	41,812	44,744	46,704
Tango Bidco SAS (4)(5)(6)(7)				10/17/2031	EUR	7,161	(83)	(279)
Technology Growth Capital Pty Ltd (4)(5)(10)(25)	SF +	6.50%	10.16%	7/2/2030	30,127		29,539	29,541
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	7.91%	11/4/2032	96,650		96,536	95,487

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	7.91%	11/4/2032	32,217		32,178	31,829
Trading Technologies International Inc (4)(6)(8)				11/4/2032	23,643		(28)	(284)
Tricentis Operations Holdings Inc (4)(9)(25)	SF +	6.00% (incl 3.25% PIK)	9.64%	2/11/2032	141,162		140,036	139,361
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875		(247)	(343)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(163)	(248)
TriMech Acquisition Corp. (4)(10)(25)	SF +	4.75%	8.45%	3/10/2028	20,842		20,735	20,842
TriMech Acquisition Corp. (4)(10)(32)	SN +	4.75%	8.63%	3/10/2028	GBP	35,424	43,142	46,880
TriMech Acquisition Corp. (4)(6)(10)				3/10/2028	3,289		(20)	—
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.25% (incl 1.25% PIK)	10.92%	4/5/2029	18,989		18,816	18,000
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.75% (incl 1.75% PIK)	11.40%	4/5/2029	1,526		1,498	1,472
WorkWave Intermediate II, LLC (4)(9)(25)	SF +	5.75%	9.44%	9/30/2032	94,681		93,809	93,018
WorkWave Intermediate II, LLC (4)(6)(9)(25)	SF +	5.75%	9.46%	9/30/2032	11,593		1,342	1,254
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.71%	11/22/2028	25,639		25,367	25,053
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.71%	11/22/2028	159,021		157,627	155,383
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(158)	(410)
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.69%	11/22/2028	13,457		13,457	13,149
Total Software							4,364,916	4,331,563	34.83%

Specialty Retail
Constellation Automotive Limited (4)(5)(7)(30)	E +	6.25%	8.37%	4/3/2031	EUR	18,107	19,719	20,893
Constellation Automotive Limited (4)(5)(7)(31)	SN +	6.25%	10.00%	4/3/2031	GBP	43,803	56,594	57,841
Foundation Automotive Corp (4)(5)(10)(19)(25)	SF +	7.75% PIK		12/27/2027	17,924		15,032	7,474
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/24/2027	19,062		15,897	7,949
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/23/2027	5,550		4,714	2,314
Foundation Automotive US Corp (4)(6)(10)(19)(25)	SF +	7.75%		12/23/2027	4,052		3,193	1,149
Great Outdoors Group, LLC (9)(24)	SF +	3.25%	6.92%	1/23/2032	13,454		13,398	13,449
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.57%	7/28/2027	32,078		31,759	31,800
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.57%	7/28/2027	28,228		27,809	27,984
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.57%	7/28/2027	73,583		72,862	72,945
PetSmart LLC (7)(24)	SF +	4.00%	7.67%	8/18/2032	16,738		16,585	16,658
Spanx, LLC (4)(9)(25)	SF +	5.50%	9.27%	11/20/2028	28,725		28,498	20,139
Spanx, LLC (4)(6)(9)(25)	SF +	5.25%	9.02%	11/18/2027	5,000		1,439	223
Staples, Inc. (8)(25)	SF +	5.75%	9.41%	9/4/2029	27,795		26,922	25,333
The Michaels Companies, Inc. (7)(25)	SF +	5.00%	8.67%	3/15/2033	20,170		19,770	19,617
White Cap Supply Holdings LLC (7)(24)	SF +	3.25%	6.92%	10/19/2029	13,927		13,881	13,427
Total Specialty Retail							368,072	339,195	2.73%

Textiles, Apparel & Luxury Goods
S&S Holdings LLC (8)(24)	SF +	5.00%	8.68%	10/1/2031	11,820		11,677	11,170
Total Textiles, Apparel & Luxury Goods							11,677	11,170	0.09%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(6)(10)				10/31/2029	13,445		(201)	(515)
Atlas Intermediate III LLC (4)(10)(25)	SF +	7.75%	11.42%	10/31/2029	121,526		119,853	116,875
Core & Main LP (5)(7)(24)	SF +	2.00%	5.68%	2/9/2031	1,804		1,804	1,808
EIS Legacy Holdco, LLC (4)(9)(25)	SF +	4.50%	8.16%	11/5/2031	63,626		63,118	63,626
EIS Legacy Holdco, LLC (4)(6)(9)(25)	SF +	4.50%	8.16%	11/5/2031	30,536		23,079	23,343
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(100)	—
W3 TopCo LLC (4)(10)(25)	SF +	6.50%	10.17%	3/22/2029	87,380		85,304	76,499

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Trading Companies & Distributors							292,857	281,636	2.26%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.64%	8/22/2031	EUR	23,823	27,399	27,108
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.64%	8/22/2031	EUR	51,456	59,234	58,552
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	38,175	(850)	(687)
Total Transportation Infrastructure							85,783	84,973	0.68%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	18,017		(157)	(179)
CCI Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.70%	5/13/2032	233,010		230,971	230,693
Total Wireless Telecommunication Services							230,814	230,514	1.85%
Total First Lien Debt							$23,822,677	$23,783,978	191.25%

Second Lien Debt
Professional Services
Sedgwick Claims Management Services Inc (4)(7)(25)	SF +	5.00%	8.67%	7/30/2032		$25,000	$24,799	$25,000
Total Professional Services							24,799	25,000	0.20%
Total Second Lien Debt							$24,799	$25,000	0.20%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)(31)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	22,135	$29,039	$29,034
Inflexion BFVI Financing Limited (4)(5)(7)(31)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	19,947	26,783	26,166
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(25)	SF +	6.50%	10.15%	3/15/2027	26,185		26,018	26,067
Total Asset Based Lending and Fund Finance							81,840	81,267	0.65%

Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(25)	SF +	6.75% PIK	10.39%	7/16/2030	113,278		85,633	85,981
Chord Searchlight, L.P (4)(5)(6)(10)				7/16/2030	76,007		(1,140)	(755)
Total Entertainment							84,493	85,226	0.69%

Hotels, Restaurants & Leisure
Iris Capital Holdings Pty Ltd (4)(5)(10)(33)	B +	5.50%	9.70%	5/11/2029	AUD	30,980	21,864	21,177
Iris Capital Holdings Pty Ltd (4)(5)(10)(33)	B +	5.50%	9.70%	5/11/2029	AUD	10,327	7,288	7,059
Iris Capital Holdings Pty Ltd (4)(5)(6)(10)				5/11/2029	AUD	123,918	(883)	(821)
Iris Capital Holdings Pty Ltd (4)(5)(6)(10)				5/11/2029	AUD	15,490	(110)	(103)
Total Hotels, Restaurants & Leisure							28,159	27,312	0.22%

Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(16)(25)	SF +	7.50%	11.20%	12/27/2029	16,371		16,126	16,182
Link Apartments Opportunity Zone REIT, LLC (4)(16)(25)	SF +	7.50%	11.20%	12/27/2029	9,355		9,215	9,247
Total Real Estate Management & Development							25,341	25,429	0.20%

Software
Solis Finco (4)(5)(7)(30)	E +	7.75% PIK	9.85%	10/7/2033	EUR	7,891	9,048	8,863
Total Software							9,048	8,863	0.07%
Total Other Secured Debt							$228,881	$228,097	1.83%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Unsecured Debt
Diversified Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$18,648	$18,648	$18,648
Total Diversified Consumer Services							18,648	18,648	0.15%

Health Care Providers & Services
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032		1,398	1,176	73
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032		132	111	7
DCA Acquisition Holdings LLC (4)(7)(19)		13.13% PIK		12/28/2032		238	198	12
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		383	380	339
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030		1,216	1,206	1,075
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030		333	329	304
Total Health Care Providers & Services							3,400	1,810	0.01%

Insurance
Alliant Holdings Intermediate LLC / Alliant Holdings Co-Issuer (7)		6.75%	6.75%	10/15/2027		6,255	6,050	6,254
Total Insurance							6,050	6,254	0.05%

Real Estate Management & Development
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		10,677	10,649	10,677
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030		4,077	4,067	4,077
Total Real Estate Management & Development							14,716	14,754	0.12%

Software
Elements Midco 1 Limited (4)(5)(8)(31)	SN +	8.25% PIK	12.00%	4/29/2032	GBP	1,970	2,460	2,414
Total Software							2,460	2,414	0.02%
Total Unsecured Debt							$45,274	$43,880	0.35%

Structured Finance Investments
Structured Finance
720 East CLO V Ltd (5)(7)(25) - Class E	SF +	6.30%	9.97%	7/20/2037		$4,000	$4,000	$3,990
ABPCI Direct Lending Fund CLO XVII LLC (5)(7)(25) - Class E	SF +	8.00%	11.66%	8/1/2036		3,500	3,518	3,455
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037		1,000	1,000	997
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037		12,500	12,500	12,500
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037		16,000	16,000	16,000
ARES CLO Ltd (5)(7)(25) - Class E	SF +	6.70%	10.37%	4/20/2037		5,000	5,000	4,746
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class A	SF +	2.90%	6.57%	4/14/2039		997	134	140
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class C	SF +	8.50%	12.17%	4/14/2039		5,000	685	821
Bain Capital Credit CLO 2024-3 Ltd (5)(7)(25) - Class E	SF +	6.25%	9.92%	7/16/2037		2,000	2,000	1,932
Barings CLO Ltd 2024-IV (5)(7)(25) - Class E	SF +	5.95%	9.62%	10/20/2037		4,500	4,500	4,392
Benefit Street Partners CLO XXXVI Ltd (5)(7)(25) - Class E1	SF +	5.50%	9.17%	1/25/2038		4,750	4,750	4,592
Columbia Cent CLO 33 Ltd (5)(7)(25) - Class E	SF +	7.16%	10.83%	4/20/2037		2,000	1,966	1,899
Dryden 108 CLO Ltd (5) - Subordinated Note				7/18/2035		2,900	2,291	1,303
Fort Washington CLO 2019-1 (5)(7)(25) - Class ER2	SF +	7.99%	11.66%	10/20/2037		4,500	4,558	4,438
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class E	SF +	7.91%	11.58%	1/15/2037		5,000	4,911	4,934
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class D	SF +	4.65%	8.32%	1/15/2037		1,000	1,000	979
Ocp Clo 2024-33 Ltd (5)(7)(25) - Class E	SF +	6.00%	9.67%	7/20/2037		5,000	5,000	4,938

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Octagon 52 Ltd (5)(7)(25) - Class ER	SF +	7.33%	11.26%	7/23/2037	3,000	2,974	2,866
Octagon 63 Ltd (5)(7)(25) - Class E	SF +	6.50%	10.17%	7/20/2037	3,000	3,000	2,961
Rad CLO Ltd (5)(7)(25) - Class E	SF +	6.51%	10.18%	4/15/2034	2,500	2,503	2,344
Voya CLO Ltd (5)(7)(25) - Class E	SF +	6.00%	9.67%	7/20/2037	4,000	4,000	3,976
Total Structured Finance						86,290	84,203	0.68%
Total Structured Finance Investments						$86,290	$84,203	0.68%

Equity Investments
Broadline Retail
Thrasio Holdings, Inc. (4)(22) - Common Stock					19,015	$—	$—
Total Broadline Retail						—	—	—%

Diversified Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(22)(44) - Preferred Stock					2,000	1,940	2,657
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		17,537	17,537	17,536
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		8,817	8,817	8,817
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		7,612	7,612	7,612
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		2,784	2,784	2,784
Total Diversified Consumer Services						38,690	39,406	0.32%

Entertainment
AMR GP Holdings Ltd (4)(5)(22) - Ordinary Shares					168	1,008	1,540
Total Entertainment						1,008	1,540	0.01%

Financial Services
Holdings 2, L.P. (4)(5)(7)(21)(22) - L.P. Interest		11.50%	11.50%		187,500	184,219	184,279
Total Financial Services						184,219	184,279	1.48%

Health Care Equipment & Supplies
Femur Holdings LP (4)(22) - Preferred Stock					36,599,661	35,905	28,831
Total Health Care Equipment & Supplies						35,905	28,831	0.23%

Health Care Providers & Services
Eating Recovery Center TopCo, LLC (4)(22) - Class A Common Units					3,528	4,634	—
Total Health Care Providers & Services						4,634	—	—%

Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(22)(44) - Preferred Stock					1,000	877	1,075
The ONE Group Hospitality, Inc. (22) - A-2 Warrants					11,911	61	21
The ONE Group Hospitality, Inc. (4)(22) - B-2 Warrants					6,667	12	—
Total Hotels, Restaurants & Leisure						950	1,096	0.01%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(22) - Preferred Stock					411	(5)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Navacord Intermediate Holdings Inc (4)(5)(22)(44) - Preferred Stock					1,644		1,182	1,183
Total Insurance							1,177	1,183	0.01%

Media
OneTeam Partners, LLC (4)(7)(22) - Preferred Units		8.00%	8.00%		177,651		947	1,241
Total Media							947	1,241	0.01%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(22) - Warrants					—		—	—
ELNG Equity LLC (4)(22) - Warrants					78,038		—	—
ELNG Equity LLC (4)(22) - Warrants					31,427		—	—
Total Oil, Gas & Consumable Fuels							—	—	—%

Pharmaceuticals
Creek Feeder, L.P. (4)(22) - LP Interest					9,000		9,000	9,941
Total Pharmaceuticals							9,000	9,941	0.08%

Professional Services
BCPE Virginia Holdco, Inc. (4)(22)(44) - Preferred Stock					2,000		1,960	2,783
Total Professional Services							1,960	2,783	0.02%

Software
Lava Topco, Inc. (4)(22) - Preferred Stock					2,000		2,000	2,000
Total Software							2,000	2,000	0.02%

Wireless Telecommunication Services
CCI Topco, Inc. (4)(22)(44) - Preferred Stock					20		1,960	2,232
Total Wireless Telecommunication Services							1,960	2,232	0.02%
Total Equity Investments							$282,450	$274,532	2.21%
Total Investments - Non-Controlled/Non-Affiliated							$24,490,371	$24,439,690	196.52%

Non-Controlled/Affiliated Investments
First Lien Debt
Commercial Services & Supplies
Galaxy US Opco Inc (5)(8)(20)(25)	SF +	5.25% (incl 3.75% PIK)	8.92%	7/31/2030		$11,745	$11,608	$10,193
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.27%	8/1/2030	7,729		6,010	7,729
Total Commercial Services & Supplies							17,618	17,922	0.14%

Diversified Consumer Services
Wash & Wax Systems LLC (4)(10)(20)(25)	SF +	5.50% PIK	9.17%	4/30/2028	15,090		14,802	15,091
Wash & Wax Systems LLC (4)(6)(10)(20)(25)	SF +	5.50%	9.17%	4/30/2028	947		614	631
Total Diversified Consumer Services							15,416	15,722	0.13%

Hotels, Restaurants & Leisure
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.76%	9/8/2028	GBP	1,181	1,549	1,563
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.76%	9/8/2028	GBP	1,225	1,606	1,621
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.00% PIK	9.76%	9/8/2028	GBP	2,030	2,662	2,686
Artemis Bidco Limited (4)(5)(6)(7)(20)(31)	SN +	6.75% PIK	10.51%	9/8/2028	GBP	1,465	92	93
Artemis Bidco Limited (4)(5)(7)(20)(31)	SN +	6.75% PIK	10.51%	9/8/2028	GBP	857	1,043	1,134

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Hotels, Restaurants & Leisure							6,952	7,097	0.06%

IT Services
New Era Technology Inc (4)(10)(20)(25)	SF +	6.25% PIK	10.10%	6/30/2030		7,975	7,890	7,975
Total IT Services							7,890	7,975	0.06%

Textiles, Apparel & Luxury Goods
Daphne S.P.A. (4)(5)(7)(20)(29)	E +	6.75%	8.75%	5/23/2030	EUR	23,347	28,096	26,987
Total Textiles, Apparel & Luxury Goods							28,096	26,987	0.22%
Total First Lien Debt							$75,972	$75,703	0.61%

Second Lien Debt
Commercial Services & Supplies
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.27%	10/30/2028		$2,742	$2,150	$2,742
Total Commercial Services & Supplies							2,150	2,742	0.02%
Total Second Lien Debt							$2,150	$2,742	0.02%

Unsecured Debt
Diversified Consumer Services
Wash & Wax Holdings LLC (4)(7)(20)		12.00% PIK	12.00%	7/30/2028		$10,570	$10,167	$10,570
Total Diversified Consumer Services							10,167	10,570	0.09%
Total Unsecured Debt							$10,167	$10,570	0.09%

Equity Investments
Commercial Services & Supplies
Southern Graphics Holdings LLC (4)(20)(22) - Class A Units						274	$2,333	$1,470
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-1 Units						91,605	2,224	2,628
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-2 Units						159,628	3,938	3,938
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-3 Units						36,642	—	128
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-1 Units						91,605	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-2 Units						159,628	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-3 Units						36,642	—	—
Total Commercial Services & Supplies							8,495	8,164	0.06%

Diversified Consumer Services
Wash & Wax Group LP (4)(20)(22) - Class A Common Units						6,312	8,547	5,215
Total Diversified Consumer Services							8,547	5,215	0.04%

Hotels, Restaurants & Leisure
Ark Newco Limited (4)(5)(20)(22) - A2 Ordinary Shares						1,291	—	—
Ark Newco Limited (4)(5)(20)(22) - Preferred Stock						7,884,250	10,210	9,474
Total Hotels, Restaurants & Leisure							10,210	9,474	0.08%

IT Services
NE SPV Holdco, LLC (4)(20)(22) - Common Units						7,185	—	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
NE SPV Holdco, LLC (4)(20)(22) - Preferred Units				7,185	5,239	3,209
Total IT Services					5,239	3,209	0.02%

Real Estate Management & Development
SLF V AD1 Holdings, LLC (4)(20)(21)(22) - LLC Interest				8,521	8,306	4,967
Total Real Estate Management & Development					8,306	4,967	0.04%

Textiles, Apparel & Luxury Goods
Demon Holdco Lux Sarl (4)(5)(20)(21)(22) - Class A Common Units				822,214	22,660	21,905
Total Textiles, Apparel & Luxury Goods					22,660	21,905	0.18%
Total Equity Investments					$63,457	$52,934	0.42%
Total Investments - Non-Controlled/Affiliated					$151,746	$141,949	1.14%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(20)(22) - LLC Interest					$421,029	$426,214
Total Investments in Joint Ventures					$421,029	$426,214	3.43%
Total Investments - Controlled/Affiliated					$421,029	$426,214	3.43%
Total Investment Portfolio					$25,063,146	$25,007,853	201.09%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		3.50%		$322,919	$322,919	$322,919
Cash					380,494	380,494
Total Cash and Cash Equivalents					$703,413	$703,413	5.66%
Total Investment Portfolio, Cash and Cash Equivalents					$25,766,559	$25,711,266	206.75%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average (“SONIA” or “SN”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), or Bank Bill Swap Bid Rate ("BBSY" or "B") which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, or BBSY and the current contractual interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 22.4% of total assets as calculated in accordance with regulatory requirements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	$27,282	$—
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	2,867	—
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	13,795	—
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	14,556	(80)
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	24,356	(134)
ABC Legal Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	24,138	241
ABC Legal Holdings, LLC	1st Lien Senior Secured Revolving Loan	16,200	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	—
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	152	—
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	13,671	—
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	4,315	119
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	863	5
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	1,500	(69)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Delayed Draw Loan	21,001	(205)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Revolving Loan	17,654	(172)
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	2,240	—
Associations Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Atlas Borrower, LLC	1st Lien Senior Secured Revolving Loan	15,234	(203)
Atlas Intermediate III LLC	1st Lien Senior Secured Revolving Loan	13,445	(515)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	(600)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	7,101	—
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(233)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,196	(76)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	27,686	(158)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	21,254	—
Bayou Intermediate II, LLC	1st Lien Senior Secured Delayed Draw Loan	18,036	(140)
Bayou Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	14,944	(113)
Birdie Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	27,771	(162)
Birdie Bidco, Inc.	1st Lien Senior Secured Revolving Loan	18,850	(110)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	21,972	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(1)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	8,586	—
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	14,149	(64)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,202	(163)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	9,588	—
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	1,281	—
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	18,017	(179)
Certania Beteiligungen GmbH	1st Lien Senior Secured Delayed Draw Loan	12,598	(291)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	20,866	—
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	76,007	(755)
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	26,172	(260)
Club Car Wash Operating, LLC	1st Lien Senior Secured Delayed Draw Loan	3,383	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
ClubCorp Holdings Inc	1st Lien Senior Secured Revolving Loan	16,153	(141)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,062	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,558	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	635	(17)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Delayed Draw Loan	3,844	(11)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	11,656	(33)
Coupa Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	7,123	—
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	6,211	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(195)
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,225	(16)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	35,060	(1,044)
Dimension Energy LLC	1st Lien Senior Secured Delayed Draw Loan	25,060	(778)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	8,428	—
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	3,658	13
Edition Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	15,048	(161)
Edition Holdings Inc	1st Lien Senior Secured Revolving Loan	6,722	(72)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	9,745	(313)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	7,193	—
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	—
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(68)
EPFS Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,182	—
EPFS Buyer, Inc.	1st Lien Senior Secured Revolving Loan	3,586	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	122	—
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	1,155	(38)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(210)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,418	(61)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	(1)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	(105)
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	(142)
Femur Buyer Inc	1st Lien Senior Secured Revolving Loan	2,414	(49)
Fire Flow Intermediate Corporation	1st Lien Senior Secured Delayed Draw Loan	18,383	(181)
Fire Flow Intermediate Corporation	1st Lien Senior Secured Delayed Draw Loan	42,893	(423)
Flexera Software LLC	1st Lien Senior Secured Revolving Loan	16,806	(405)
Formerra LLC	1st Lien Senior Secured Revolving Loan	12,031	(192)
Fortress Acquisitionco, Inc.	1st Lien Senior Secured Revolving Loan	28,716	(284)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	540	(315)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	6,178	(106)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	10,636	(27)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	2,758	(7)
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	46,796	—
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	16,624	166
Higginbotham Insurance Agency Inc	1st Lien Senior Secured Delayed Draw Loan	3,833	—
Hostinger Investments Sarl	1st Lien Senior Secured Delayed Draw Loan	46,097	(933)
HT Intermediary III, Inc.	1st Lien Senior Secured Delayed Draw Loan	10,286	—
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	3,857	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	1,000	(50)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	20,383	203
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	1,117	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	299	—
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	—
Iris Capital Holdings Pty Ltd	Other Secured Debt Delayed Draw Loan	85,528	(821)
Iris Capital Holdings Pty Ltd	Other Secured Debt Delayed Draw Loan	10,691	(103)
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,981	(44)
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	(1)
Koala Investment Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	22,775	(299)
Koala Investment Holdings Inc	1st Lien Senior Secured Revolving Loan	11,529	(152)
Kona Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	61,081	(889)
Kona Buyer, LLC	1st Lien Senior Secured Revolving Loan	22,559	(328)
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	14,000	(240)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	2,000	(34)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(167)
Legends Hospitality Holding Company, LLC	1st Lien Senior Secured Revolving Loan	6,998	(201)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	13,105	131
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	709	—
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	13,353	(51)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,997	(679)
Meriplex Communications, LTD	1st Lien Senior Secured Revolving Loan	141	(9)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	37,658	(587)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	5,393	(65)
Navacord Intermediate Holdings Inc	Delayed Draw Preferred Equity	296	—
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	798	(178)
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	28,951	(167)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	7,738	76
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	3,224	—
NP Kaba Megersub, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,480	(125)
NP Kaba Megersub, Inc.	1st Lien Senior Secured Revolving Loan	16,315	(178)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	81	—
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	63	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Delayed Draw Loan	30,800	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	16,125	—
Oak Funding LLC	1st Lien Senior Secured Delayed Draw Loan	19,556	(156)
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	15,332	57
OEConnection LLC	1st Lien Senior Secured Revolving Loan	11,376	43
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	27,006	270
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	6,150	(199)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	9,461	(112)
Palmetto TE Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	651	(4)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(40)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
PF Finco PTY LTD	1st Lien Senior Secured Delayed Draw Loan	3,939	(59)
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	(75)
Pike Corporation	1st Lien Senior Secured Delayed Draw Loan	25,872	(273)
Pike Corporation	1st Lien Senior Secured Revolving Loan	19,117	(202)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	4,414	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(19)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,853	(23)
Premise Health Holding Corp	1st Lien Senior Secured Delayed Draw Loan	5,116	(75)
Premise Health Holding Corp	1st Lien Senior Secured Revolving Loan	2,984	(43)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Prism One Buyer, LLC	1st Lien Senior Secured Revolving Loan	18,000	(217)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,591	—
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	15,248	(154)
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,820	(60)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	10,175	—
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	3,832	(21)
Raven Acquisition Holdings LLC	1st Lien Senior Secured Delayed Draw Loan	1,413	(25)
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	25,930	(521)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(45)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(18)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(73)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	6,601	(38)
Saber Parent Holdings Corp	1st Lien Senior Secured Delayed Draw Loan	27,693	(292)
Saber Parent Holdings Corp	1st Lien Senior Secured Revolving Loan	10,745	(113)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	39,847	1,195
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,615	198
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	21,437	(140)
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	47,953	—
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	32,599	—
Shackleton Lower JVCO ULC	1st Lien Senior Secured Delayed Draw Loan	13,188	(333)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Revolving Loan	3,343	(84)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Revolving Loan	9,399	(188)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	10,845	(217)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(55)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	1,667	(43)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	2,529	(65)
Solis Bidco	1st Lien Senior Secured Delayed Draw Loan	13,293	(361)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	19,774	(310)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	33,548	(441)
Spanx, LLC	1st Lien Senior Secured Revolving Loan	3,534	(879)
Spark Bidco Ltd	1st Lien Senior Secured Revolving Loan	17,517	(684)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	9,023	(26)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	(15)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	34,143	(299)
Stack Sports Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	29,305	(479)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(352)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	10,132	—
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	23,763	(213)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	27,361	(245)
SWF Holdings I Corp	1st Lien Senior Secured Delayed Draw Loan	47	—
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	8,278	(279)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,618	(122)
Tango Bidco SAS	1st Lien Senior Secured Delayed Draw Loan	3,978	(134)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(221)
TechInsights Inc	1st Lien Senior Secured Delayed Draw Loan	21,537	(268)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,237	(54)
Tex-Tech Industries, Inc.	1st Lien Senior Secured Revolving Loan	8,166	(61)
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	44,126	(687)
Time Manufacturing Holdings LLC	1st Lien Senior Secured Revolving Loan	2	—
Titan BW Borrower L.P.	1st Lien Senior Secured Delayed Draw Loan	8,422	(91)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Titan BW Borrower L.P.	1st Lien Senior Secured Revolving Loan	48,935	(529)
Trading Technologies International Inc	1st Lien Senior Secured Revolving Loan	23,643	(284)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	(343)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(248)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,289	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	16,303	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	19,822	—
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	579	—
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	—
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	11,986	(61)
Victors Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	5,802	(50)
Victors Purchaser LLC	1st Lien Senior Secured Revolving Loan	11,035	(95)
Violin Finco Guernsey Limited	1st Lien Senior Secured Delayed Draw Loan	8,220	—
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	2,596	(4)
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	6,676	(11)
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	28,475	285
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Revolving Loan	30,241	—
WorkWave Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	10,144	(171)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	16,157	(2)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	6,858	(1)
Yes Energy LLC	1st Lien Senior Secured Revolving Loan	2,443	(8)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(410)
Zenith AcquisitionCo LLC	1st Lien Senior Secured Delayed Draw Loan	70,768	(343)
Zenith AcquisitionCo LLC	1st Lien Senior Secured Revolving Loan	31,229	(151)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	26,224	(165)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Revolving Loan	13,112	(82)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	18,639	(1,126)
Total Non-Controlled/Non-Affiliated		$3,216,587	$(27,664)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$1,846	$—
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	316	—
Total Non-Controlled/Affiliated		$2,162	$—
Total		$3,218,749	$(27,664)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(9)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(10)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(11)The interest rate floor on these investments as of March 31, 2026 was 1.25%.
(12)The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(13)The interest rate floor on these investments as of March 31, 2026 was 1.75%.
(14)The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(15)The interest rate floor on these investments as of March 31, 2026 was 2.50%.
(16)The interest rate floor on these investments as of March 31, 2026 was 3.00%.
(17)The interest rate floor on these investments as of March 31, 2026 was 3.25%.
(18)The interest rate floor on these investments as of March 31, 2026 was 3.75%.
(19)Loan was on non-accrual status as of March 31, 2026.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(20)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of March 31, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation	$10,177	$478	$—	$(184)	$—	$10,471	$476
Southern Graphics Holdings LLC	1,467	—	—	3	—	1,470	—
Velocity Cayman Holding L.P.	6,476	—	—	218	—	6,694	—
Velocity Cayman Holdings GP LLC	—	—	—	—	—	—	—
Galaxy US Opco Inc	11,257	119	(35)	(1,148)	—	10,193	279
Artemis Bidco Limited	7,189	94	—	(186)	—	7,097	273
Ark Newco Limited	9,688	—	—	(214)	—	9,474	—
Wash & Wax Systems LLC	15,404	391	(36)	(37)	—	15,722	395
Wash & Wax Holdings LLC	10,262	351	—	(43)	—	10,570	350
Wash & Wax Group LP	6,991	—	—	(1,776)	—	5,215	—
New Era Technology Inc	7,779	201	—	(5)	—	7,975	203
NE SPV Holdco, LLC	3,437	—	—	(228)	—	3,209	—
Daphne S.P.A.	—	28,118	(23)	(1,108)	—	26,987	421
Demon Holdco Lux Sarl	—	22,660	—	(755)	—	21,905	—
SLF V AD1 Holdings, LLC	9,298	—	(1,586)	(2,745)	—	4,967	—
Total Non-Controlled/Affiliated Investments	$99,425	$52,412	$(1,680)	$(8,208)	$—	$141,949	$2,397
Controlled/Affiliated Investments
Majority Owned Subsidiaries
ULTRA III, LLC	$416,244	$20,105	$(1,476)	$(8,659)	$—	$426,214	$14,659
Total Controlled/Affiliated Investments	$416,244	$20,105	$(1,476)	$(8,659)	$—	$426,214	$14,659
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
(21)These investments are not pledged as collateral under the Credit Facilities, the 2023 CLO Refinancing Secured Notes, the 2024 CLO Secured Notes, the 2025 CLO Secured Debt, 2025-4 CLO Secured Notes, and/or the 2026 CLO Secured Notes.
(22)Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $753,680, or 6.06% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
CG Parent Intermediate Holdings, Inc.	Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
Holdings 2, L.P.	L.P. Interest	February 12, 2026
Femur Holdings LP	Preferred Stock	October 23, 2025
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
OneTeam Partners, LLC	Preferred Units	September 15, 2022
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
ELNG Equity LLC	Warrants	September 25, 2025
Creek Feeder, L.P.	LP Interest	December 16, 2024
BCPE Virginia HoldCo, Inc.	Preferred Stock	December 14, 2023
Lava Topco, Inc.	Preferred Stock	November 10, 2025
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
Demon Holdco Lux Sarl	Class A Common Units	January 27, 2026
ULTRA III, LLC	LLC Interest	June 1, 2023
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
(24)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(25)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(26)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(27)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2026 was 3.73%.
(28)The interest rate on these loans is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%.
(29)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(30)The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(31)The interest rate on these loans is subject to daily SONIA, which as of March 31, 2026 was 3.73%.
(32)The interest rate on these loans is subject to 3 month SONIA, which as of March 31, 2026 was 3.87%.
(33)The interest rate on these loans is subject to 1 month BBSY, which as of March 31, 2026 was 4.11%.
(34)The interest rate on these loans is subject to 3 month BBSY, which as of March 31, 2026 was 4.36%.
(35)The interest rate on these loans is subject to 6 month BBSY, which as of March 31, 2026 was 4.83%.
(36)The interest rate on these loans is subject to 1 month CORRA, which as of March 31, 2026 was 2.27%.
(37)The interest rate on these loans is subject to 3 month CORRA, which as of March 31, 2026 was 2.30%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(38)The interest rate on these loans is subject to 6 month NIBOR, which as of March 31, 2026 was 4.66%.
(39)The interest rate on these loans is subject to 3 month STIBOR, which as of March 31, 2026 was 2.19%.
(40)The interest rate on these loans is subject to 6 month STIBOR, which as of March 31, 2026 was 2.43%.
(41)The interest rate on these loans is subject to daily SORA, which as of March 31, 2026 was 1.00%.
(42)The interest rate on these loans is subject to 3 month TONA, which as of March 31, 2026 was 0.73%.
(43)The interest rate on these loans is subject to Prime Rate, which as of March 31, 2026 was 6.75%.
(44)Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.

ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	233,610	Australian Dollars	330,737	BNP PARIBAS	6/23/2026	$5,615
U.S. Dollars	84,576	Canadian Dollars	115,062	BNP PARIBAS	6/23/2026	1,543
U.S. Dollars	422,264	Euros	363,904	BNP PARIBAS	6/23/2026	62
U.S. Dollars	563,544	British Pounds	423,745	BNP PARIBAS	6/23/2026	2,908
U.S. Dollars	52,409	Norwegian Kroner	508,969	BNP PARIBAS	6/23/2026	(154)
U.S. Dollars	46,665	Swedish Krona	431,403	BNP PARIBAS	6/23/2026	894
U.S. Dollars	30,698	Australian Dollars	43,578	Deutsche Bank AG	6/23/2026	657
U.S. Dollars	26,832	Canadian Dollars	37,049	Deutsche Bank AG	9/23/2026	0
U.S. Dollars	32,559	Euros	28,011	Deutsche Bank AG	6/23/2026	61
U.S. Dollars	59,365	British Pounds	44,591	Deutsche Bank AG	6/23/2026	369
U.S. Dollars	103,272	Swedish Krona	952,894	Deutsche Bank AG	6/23/2026	2,173
U.S. Dollars	1,556	Australian Dollars	2,209	Goldman Sachs Bank USA	6/23/2026	33
U.S. Dollars	83,480	Australian Dollars	128,287	Goldman Sachs Bank USA	9/23/2026	(4,781)
U.S. Dollars	333,315	Euros	286,754	Goldman Sachs Bank USA	6/23/2026	622
U.S. Dollars	68,020	British Pounds	51,122	Goldman Sachs Bank USA	6/23/2026	382
U.S. Dollars	1,098	New Zealand Dollars	1,853	Goldman Sachs Bank USA	6/23/2026	30
U.S. Dollars	18,664	New Zealand Dollars	32,230	Goldman Sachs Bank USA	9/23/2026	36
U.S. Dollars	35,811	Singaporean Dollars	45,400	Goldman Sachs Bank USA	6/23/2026	297
U.S. Dollars	142,865	Canadian Dollars	194,016	Morgan Stanley Bank, N.A.	6/23/2026	2,855
U.S. Dollars	18,194	Euros	15,503	Morgan Stanley Bank, N.A.	6/23/2026	207
U.S. Dollars	771	Australian Dollars	1,095	SMBC Capital Markets, Inc.	6/23/2026	16
U.S. Dollars	294,041	Euros	253,328	SMBC Capital Markets, Inc.	6/23/2026	129
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(5,840)
U.S. Dollars	24,319	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	6/23/2026	210
Total						$8,324

HPS Corporate Lending Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$367	$—	$(499)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	433	—	(840)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	593	—	(590)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	3,113	—	(2,174)
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	3,051	—	(3,095)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	6,844	—	(3,561)
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	6,525	—	(4,588)
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	12,622	—	(3,620)
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	(72)	—	(1,923)
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	335	—	(3,789)
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(5,163)	—	(2,523)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(8,790)	—	(3,808)
SMBC Capital Markets, Inc.	April 2029 Notes	5.15%	SOFR + 1.77%	4/2/2029	350,000	(2,904)	—	(2,904)
BNP PARIBAS	April 2031 Notes	5.65%	SOFR + 2.13%	4/2/2031	400,000	(3,480)	—	(3,480)
Total Interest Rate Swaps						$13,474	$—	$(37,394)
(1)Interest payments on the Company’s interest rate swaps are made semiannually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of March 31, 2026 was 3.68% other than the swap on the November 2027 Notes which is subject to the daily SOFR rate which was 3.68% at March 31, 2026.
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	220,151	Australian Dollars	332,829	BNP PARIBAS	3/25/2026	$(1,958)
U.S. Dollars	84,955	Canadian Dollars	116,504	BNP PARIBAS	3/25/2026	(230)
U.S. Dollars	430,371	Euros	366,216	BNP PARIBAS	3/23/2026	(1,452)
U.S. Dollars	594,290	British Pounds	444,223	BNP PARIBAS	3/24/2026	(4,356)
U.S. Dollars	50,054	Norwegian Krona	508,969	BNP PARIBAS	3/23/2026	(422)
U.S. Dollars	46,677	Swedish Krona	431,403	BNP PARIBAS	3/23/2026	(369)
U.S. Dollars	26,832	Canadian Dollars	37,049	Deutsche Bank AG	9/23/2026	(423)
U.S. Dollars	45,013	Euros	38,153	Deutsche Bank AG	3/23/2026	25
U.S. Dollars	59,894	British Pounds	44,751	Deutsche Bank AG	3/23/2026	(415)
U.S. Dollars	107,378	Swedish Krona	991,961	Deutsche Bank AG	3/23/2026	(798)
U.S. Dollars	1,401	Australian Dollars	2,209	Goldman Sachs Bank USA	3/23/2026	(73)
U.S. Dollars	83,480	Australian Dollars	128,287	Goldman Sachs Bank USA	9/23/2026	(1,926)
U.S. Dollars	281,662	Euros	238,773	Goldman Sachs Bank USA	3/23/2026	113
U.S. Dollars	67,586	British Pounds	50,535	Goldman Sachs Bank USA	3/23/2026	(517)
U.S. Dollars	1,068	New Zealand Dollars	1,853	Goldman Sachs Bank USA	3/23/2026	(2)
U.S. Dollars	18,664	New Zealand Dollars	32,230	Goldman Sachs Bank USA	9/23/2026	(31)
U.S. Dollars	35,472	Singaporean Dollars	45,400	Goldman Sachs Bank USA	3/23/2026	(24)
U.S. Dollars	725	Australian Dollars	1,095	SMBC Capital Markets, Inc.	3/23/2026	(6)
U.S. Dollars	292,928	Euros	248,202	SMBC Capital Markets, Inc.	3/23/2026	261
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(8,540)
U.S. Dollars	24,765	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	3/23/2026	351
Total						$(20,792)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$866	$—	$1,201
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,273	—	2,561
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,183	—	1,001
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,287	—	5,229
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	6,146	—	14,885
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	10,405	—	11,630
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	11,114	—	11,114
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	16,242	—	16,242
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	1,851	—	1,851
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	4,124	—	4,124
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(2,640)	—	(2,640)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(4,982)	—	(4,982)
Total Interest Rate Swaps						$50,869	$—	$62,216
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

Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.

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

Derivative Instruments

The Company has entered into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of investments denominated in foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. As it relates to foreign currency forward contracts, the Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of March 31, 2026 and December 31, 2025, there was $7.7 million and $0.0 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, there was $16.8 million and $54.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of March 31, 2026 and December 31, 2025, $24.5 million and $54.0 million, respectively, of collateral was invested in a money market fund.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2026 and 2025, the Company recorded non-recurring interest income of $11.7 million and $5.4 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, the Company had certain investments in eight and seven portfolio companies on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2026 and 2025, the Company recorded $18.8 million and $11.7 million, respectively, of dividend income, of which, $1.3 million and $1.1 million, respectively, relate to PIK dividends.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $2.0 million and $0.3 million of U.S. federal excise tax, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of March 31, 2026, the Company had payables due to affiliates of $14.8 million, comprised of $5.6 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $9.2 million of other expenses paid on behalf of the Company, which includes $0.2 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
of $16.7 million, comprised of $4.7 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $12.0 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

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

For the three months ended March 31, 2026 and 2025, base management fees were $39.9 million and $29.1 million, respectively. As of March 31, 2026 and December 31, 2025, $26.5 million and $13.7 million, respectively, were payable to the Adviser related to management fees.

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

For the three months ended March 31, 2026 and 2025, income based incentive fees were $46.0 million and $33.7 million, respectively. As of March 31, 2026 and December 31, 2025, $46.0 million and $47.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2026, there were no accrued capital gains incentive fees. For the three months ended March 31, 2025, the Company recorded a reversal of previously recorded capital gains incentive fees of $(6.0) million. As of March 31, 2026 and December 31, 2025, there were no capital gains incentive fees payable.

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

For the three months ended March 31, 2026 and 2025 the Company incurred $0.9 million and $1.5 million, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there was $5.6 million and $4.7 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026, the Company incurred shareholder servicing and/or distribution fees of $0.7 million, $7.1 million, and $1.8 million, which were attributable to Class D, Class F, and Class S shares, respectively. For the three months ended March 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.7 million, $5.8 million, and $1.0 million, which were attributable to Class D, Class F, and Class S shares, respectively. As of March 31, 2026 and December 31, 2025, there was $3.3 million and $3.3 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.

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

For the three months ended March 31, 2026 and 2025, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$23,898,649	$23,859,681	95.41%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,949	27,742	0.11	26,807	27,881	0.11
Other secured debt	228,881	228,097	0.91	223,932	226,763	0.89
Unsecured debt	55,441	54,450	0.22	60,746	60,145	0.24
Structured finance investments	86,290	84,203	0.34	88,264	88,664	0.35
Investments in joint ventures	421,029	426,214	1.70	402,400	416,244	1.64
Equity investments	345,907	327,466	1.31	138,127	122,228	0.48
Total	$25,063,146	$25,007,853	100.00%	$25,109,408	$25,337,420	100.00%

The industry composition of investments at fair value as of March 31, 2026 as compared to December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$1,556,344	6.22%	$1,301,763	5.13%
Air Freight & Logistics	84,879	0.34	85,553	0.34
Asset Based Lending and Fund Finance	117,751	0.47	124,203	0.49
Automobile Components	177,345	0.71	290,110	1.14
Beverages	97,638	0.39	97,885	0.39
Broadline Retail	25,304	0.10	24,963	0.10
Building Products	264,197	1.05	268,827	1.06
Capital Markets	345,860	1.38	341,877	1.35
Chemicals	164,252	0.66	167,441	0.66
Commercial Services & Supplies	1,244,800	4.98	1,231,788	4.86
Communications Equipment	54,212	0.22	55,553	0.22
Construction & Engineering	118,124	0.47	119,092	0.47
Consumer Finance	21,947	0.09	25,681	0.10
Consumer Staples Distribution & Retail	514,425	2.06	522,725	2.06
Containers & Packaging	197,249	0.79	200,903	0.79
Distributors	7,729	0.03	14,157	0.06
Diversified Consumer Services	781,804	3.12	767,302	3.03
Diversified Telecommunication Services	16,658	0.07	17,123	0.07
Electric Utilities	76,753	0.31	77,049	0.30
Electrical Equipment	126,980	0.51	127,336	0.50
Electronic Equipment, Instruments & Components	251,855	1.01	268,724	1.06
Energy Equipment & Services	72,217	0.29	72,426	0.29
Entertainment	550,663	2.20	585,906	2.31
Financial Services	1,565,064	6.26	1,401,386	5.53
Food Products	178,073	0.71	176,572	0.70
Gas Utilities	38,968	0.15	39,404	0.16
Health Care Equipment & Supplies	986,594	3.95	993,028	3.92
Health Care Providers & Services	3,284,678	13.13	3,170,872	12.50
Health Care Technology	109,164	0.44	110,869	0.44
Hotels, Restaurants & Leisure	830,250	3.32	820,147	3.24

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	March 31, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Household Durables	67,755	0.27	67,521	0.27
Independent Power and Renewable Electricity Producers	300,162	1.20	286,297	1.13
Insurance	616,378	2.46	677,379	2.67
Interactive Media & Services	194,249	0.78	148,774	0.59
Investments in Joint Ventures	426,214	1.70	416,244	1.64
IT Services	476,174	1.90	488,782	1.93
Life Sciences Tools & Services	894,910	3.58	890,883	3.52
Machinery	323,734	1.29	306,321	1.21
Media	236,820	0.95	406,502	1.60
Metals & Mining	211,859	0.85	213,890	0.84
Multi-Utilities	4,336	0.02	4,289	0.02
Oil, Gas & Consumable Fuels	832	0.00	3,471	0.01
Personal Care Products	182,518	0.73	186,685	0.74
Pharmaceuticals	649,742	2.60	623,138	2.46
Professional Services	1,018,906	4.07	1,030,406	4.07
Real Estate Management & Development	102,060	0.41	103,592	0.41
Semiconductors & Semiconductor Equipment	11,772	0.05	12,076	0.05
Software	4,344,840	17.37	4,772,683	18.83
Specialty Retail	339,195	1.36	378,996	1.50
Structured Finance	84,203	0.34	88,664	0.35
Textiles, Apparel & Luxury Goods	60,062	0.24	54,864	0.22
Trading Companies & Distributors	281,636	1.13	282,786	1.12
Transportation Infrastructure	84,973	0.34	86,929	0.34
Wireless Telecommunication Services	232,746	0.93	305,583	1.21
Total	$25,007,853	100.00%	$25,337,420	100.00%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$20,899,378	$20,702,850	82.78%	166.49%
United Kingdom	1,534,392	1,599,875	6.40	12.87
Sweden	552,156	566,310	2.26	4.55
Spain	310,710	331,602	1.33	2.67
Australia	313,343	313,719	1.25	2.52
Germany	261,623	276,467	1.11	2.22
France	254,743	265,342	1.06	2.13
Canada	262,767	259,062	1.04	2.08
Austria	152,711	168,355	0.67	1.35
Belgium	164,267	163,442	0.65	1.31
Lithuania	135,242	134,559	0.54	1.08
Taiwan	49,741	50,202	0.20	0.40
Italy	50,756	48,892	0.20	0.39
Israel	45,388	44,389	0.18	0.36
Czech Republic	37,711	43,056	0.17	0.35
Singapore	33,257	34,946	0.14	0.28
Ireland	2,941	2,762	0.01	0.02
Netherlands	2,020	2,023	0.01	0.02
Total	$25,063,146	$25,007,853	100.00%	201.09%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$20,799,766	$20,802,415	82.10%	167.26%
United Kingdom	1,699,572	1,802,207	7.11	14.49
Sweden	549,232	577,532	2.28	4.64
Australia	398,668	401,762	1.59	3.23
France	287,473	305,802	1.21	2.46
Spain	259,311	287,386	1.13	2.31
Germany	247,547	267,864	1.06	2.15
Canada	176,733	176,307	0.70	1.42
Austria	151,387	170,687	0.67	1.37
Belgium	164,159	165,484	0.65	1.33
Lithuania	135,156	137,800	0.54	1.11
Czech Republic	54,856	63,706	0.25	0.51
Taiwan	49,155	49,685	0.20	0.40
Israel	45,378	45,382	0.18	0.36
Italy	52,597	43,184	0.17	0.35
Singapore	33,198	34,946	0.14	0.28
Ireland	2,947	2,973	0.01	0.02
Netherlands	2,273	2,298	0.01	0.02
Total	$25,109,408	$25,337,420	100.00%	203.71%

As of March 31, 2026 and December 31, 2025, the Company had certain investments in eight and seven portfolio companies on non-accrual status, respectively, which represented 0.81% and 0.74% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

As of March 31, 2026 and December 31, 2025, on a fair value basis, 98.5% and 99.2%, respectively, of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a floating rate and 1.5% and 0.8% of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a fixed rate, respectively.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,507,897	$22,351,784	$23,859,681
Second lien debt	—	—	27,742	27,742
Other secured debt	—	—	228,097	228,097
Unsecured debt	—	6,254	48,196	54,450
Structured finance investments	—	53,745	30,458	84,203
Equity investments	—	21	327,445	327,466
Total investments	—	1,567,917	23,013,722	24,581,639
Investments measured at NAV(1)	—	—	—	426,214
Total	$—	$1,567,917	$23,013,722	$25,007,853
Cash equivalents	$322,919	$—	$—	$322,919

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

The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,744,446	$27,881	$226,763	$46,809	$29,738	$122,207	$23,197,844
Purchases of investments(1)	1,216,113	77	33,415	1,626	760	209,365	1,461,356
Proceeds from principal repayments and sales of investments	(1,432,770)	—	(29,442)	—	—	(1,586)	(1,463,798)
Accretion of discount/amortization of premium	22,894	64	504	47	—	—	23,509
Net realized gain (loss)	17,545	—	465	—	—	—	18,010
Net change in unrealized appreciation (depreciation)	(222,865)	(280)	(3,608)	(286)	(40)	(2,541)	(229,620)
Transfers in(2)	10,710	—	—	—	—	—	10,710
Transfers out(2)	(4,289)	—	—	—	—	—	(4,289)
Fair value, end of period	$22,351,784	$27,742	$228,097	$48,196	$30,458	$327,445	$23,013,722
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$(215,042)	$(280)	$(3,254)	$(286)	$(40)	$(2,541)	$(221,443)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers out of level 3 of $(4.3) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three months ended March 31, 2026, transfers into level 3 of $10.7 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$60,471	$14,546,560
Purchases of investments(1)	2,240,791	—	889	1,139	11,927	2,254,746
Proceeds from principal repayments and sales of investments	(251,603)	(4,470)	(5,416)	—	(656)	(262,145)
Accretion of discount/amortization of premium	16,878	8	183	5	—	17,074
Net realized gain (loss)	(13,104)	(4,874)	—	—	588	(17,390)
Net change in unrealized appreciation (depreciation)	81,462	5,026	95	(213)	229	86,599
Transfers in(2)	—	—	—	—	—	—
Transfers out(2)	(38,097)	—	—	—	—	(38,097)
Fair value, end of period	$16,389,749	$27,030	$64,252	$33,757	$72,559	$16,587,347
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$75,562	$5,047	$95	$(213)	$594	$81,085
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers out of level 3 were primarily due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range		Weighted Average(2)
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High
Investments in first lien debt	$18,390,024	Yield analysis	Discount rate	5.92%	45.92%	9.49%
	159,166	Discounted cash flow	Discount rate	9.50%	20.00%	15.46%
			Exit multiple	2.90x	10.21x	8.68x
	18,886	Recovery analysis	Recovery rate	41.70%	41.70%	41.70%
Investments in second lien debt	25,000	Yield analysis	Discount rate	8.67%	8.67%	8.67%
	2,742	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%
			Exit multiple	8.48x	8.48x	8.48x
Investments in other secured debt	200,784	Yield analysis	Discount rate	8.49%	11.55%	9.98%
Investments in unsecured debt	37,533	Yield analysis	Discount rate	12.43%	17.58%	14.65%
	10,570	Discounted cash flow	Discount rate	17.00%	17.00%	17.00%
			Exit multiple	9.00x	9.00x	9.00x
	93	Recovery analysis	Recovery rate	5.25%	5.25%	5.25%
Investments in structured finance obligations - debt instruments	30,459	Yield analysis	Discount rate	6.39%	11.88%	10.65%
Investments in preferred equity	75,570	Yield analysis	Discount rate	10.30%	19.64%	16.46%
	12,682	Discounted cash flow	Discount rate	9.50%	20.00%	12.16%
			Exit multiple	8.75x	10.00x	9.68x
Investments in common equity	16,634	Yield analysis	Discount rate	8.00%	15.00%	10.82%
	35,097	Discounted cash flow	Discount rate	6.83%	17.00%	11.00%
			Exit multiple	5.67x	10.21x	8.31x
			Cap rate	8.03%	8.03%	8.03%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025
				Range		Weighted Average(2)
	Fair Value(1)	Valuation Technique	Unobservable Input	Low	High
Investments in first lien debt	$16,911,655	Yield analysis	Discount rate	6.06%	37.01%	9.56%
	99,057	Discounted cash flow	Discount rate	9.50%	20.00%	12.99%
			Exit multiple	2.90x	10.20x	9.50x
	18,556	Recovery analysis	Recovery rate	43.91%	43.91%	43.91%
Investments in second lien debt	25,216	Yield analysis	Discount rate	8.56%	8.56%	8.56%
	2,665	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%
			Exit multiple	8.48x	8.48x	8.48x
Investments in other secured debt	132,515	Yield analysis	Discount rate	8.62%	15.91%	10.85%
Investments in unsecured debt	36,454	Yield analysis	Discount rate	12.72%	17.66%	14.66%
	10,262	Discounted cash flow	Discount rate	16.00%	16.00%	16.00%
			Exit multiple	9.00x	9.00x	9.00x
	93	Recovery analysis	Recovery rate	5.42%	5.42%	5.42%
Investments in structured finance obligations - debt instruments	29,738	Yield analysis	Discount rate	6.23%	12.24%	10.88%
Investments in preferred equity	69,922	Yield analysis	Discount rate	8.60%	24.23%	17.89%
	13,125	Discounted cash flow	Discount rate	9.50%	20.00%	12.25%
			Exit multiple	8.75x	10.00x	9.67x
Investments in common equity	9,751	Yield analysis	Discount rate	8.00%	8.00%	8.00%
	27,409	Discounted cash flow	Discount rate	7.31%	20.00%	12.29%
			Exit multiple	5.55x	11.50x	9.60x
			Cap rate	8.29%	8.29%	8.29%
(1)As of March 31, 2026, included within the fair value of Level 3 assets of $23,013,722 is an amount of $3,998,482 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2025, included within the fair value of Level 3 assets of $23,197,844 is an amount of $5,811,426 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment and the exit multiple used to calculate the terminal value of the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement and increases or decreases in exit multiples would have an increase or decrease, respectively, in the fair value. The significant unobservable input used in the recovery analysis is the recovery rate. The recovery rate represents the extent to which proceeds can be recovered and an increase or decrease in the recovery rate would result in an increase or decrease, respectively, in the fair value.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
HLEND A Funding Facility	$723,382	$723,382	$758,407	$758,407
HLEND B Funding Facility	900,773	900,773	833,783	833,783
HLEND C Funding Facility	510,000	510,000	510,000	510,000
HLEND D Funding Facility	575,428	575,428	757,110	757,110
HLEND E Funding Facility	903,100	903,100	906,290	906,290
Revolving Credit Facility	592,290	592,290	1,742,106	1,742,106
November 2027 Notes(1)	154,794	161,357	155,206	164,994
March 2028 Notes(1)	123,991	129,217	124,775	132,520
September 2027 Notes(1)	75,306	78,059	75,847	79,693
September 2028 Notes(1)	251,821	265,709	253,865	273,213
January 2029 Notes(1)	545,848	558,338	548,317	574,607
September 2029 Notes(1)	400,412	399,860	403,520	414,580
January 2028 Notes(1)	749,462	745,320	753,079	759,180
April 2032 Notes(1)	501,060	483,655	504,209	508,160
June 2027 Notes(1)	397,353	398,336	398,846	402,424
June 2030 Notes(1)	493,612	488,080	497,133	506,670
September 2028-1 Notes(1)	588,203	584,904	590,215	596,982
November 2030 Notes(1)	486,090	478,810	489,753	498,825
April 2029 Notes(1)	343,765	340,281	—	—
April 2031 Notes(1)	391,660	384,252	—	—
2023 CLO Refinancing Secured Notes(1)	575,360	578,903	575,217	578,576
2024 CLO Secured Notes(1)	383,009	399,470	381,678	400,789
2025 CLO Secured Debt(1)	846,021	846,989	845,771	851,044
2025-4 CLO Secured Notes(1)	845,345	849,698	845,079	852,520
2026 CLO Secured Notes(1)	507,269	510,175	—	—
Total	$12,865,354	$12,886,386	$12,950,206	$13,102,473

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(1)As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes and CLO Debt (each as defined below), as applicable, are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, as applicable, and as further described in Note 6.

	March 31, 2026		December 31, 2025
	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(573)	$367	$(660)	$866
March 2028 Notes	(442)	433	(498)	1,273
September 2027 Notes	(287)	593	(336)	1,183
September 2028 Notes	(1,292)	3,113	(1,422)	5,287
January 2029 Notes	(7,203)	3,051	(7,829)	6,146
September 2029 Notes	(6,432)	6,844	(6,885)	10,405
January 2028 Notes	(7,063)	6,525	(8,035)	11,114
April 2032 Notes	(11,562)	12,622	(12,033)	16,242
June 2027 Notes	(2,575)	(72)	(3,005)	1,851
June 2030 Notes	(6,723)	335	(6,991)	4,124
September 2028-1 Notes	(6,634)	(5,163)	(7,145)	(2,640)
November 2030 Notes	(5,120)	(8,790)	(5,265)	(4,982)
April 2029 Notes	(3,331)	(2,904)	—	—
April 2031 Notes	(4,860)	(3,480)	—	—
2023 CLO Refinancing Secured Notes	(2,640)	—	(2,783)	—
2024 CLO Secured Notes	(16,991)	—	(18,322)	—
2025 CLO Secured Debt	(3,979)	—	(4,229)	—
2025-4 CLO Secured Notes	(4,655)	—	(4,921)	—
2026 CLO Secured Notes	(2,731)	—	—	—
Total	$(95,093)	$13,474	$(90,359)	$50,869

The following table presents the fair value hierarchy of the Company’s debt obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	8,047,071	6,944,357
Level 3	4,839,315	6,158,116
Total	$12,886,386	$13,102,473

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three months ended March 31, 2026 and 2025, the average notional exposure for foreign currency forward contracts were $2,742.1 million and $1,818.2 million, respectively, and the average notional exposure for interest rate swaps were $5,289.0 million and $2,775.0 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$19,099	$—	$19,099	$2,515,207
Interest rate swaps	—	33,883	—	33,883	3,226,500
Total derivative assets, at fair value	$—	$52,982	$—	$52,982	$5,741,707

Derivative Liabilities
Foreign currency forward contracts	$—	$(10,775)	$—	$(10,775)	$293,407
Interest rate swaps	—	(20,409)	—	(20,409)	2,250,000
Total derivative liabilities, at fair value	$—	$(31,184)	$—	$(31,184)	$2,543,407

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$750	$—	$750	$644,368
Interest rate swaps	—	58,491	—	58,491	3,626,500
Total derivative assets, at fair value	$—	$59,241	$—	$59,241	$4,270,868

Derivative Liabilities
Foreign currency forward contracts	$—	$(21,542)	$—	$(21,542)	$1,959,684
Interest rate swaps	—	(7,622)	—	(7,622)	1,100,000
Total derivative liabilities, at fair value	$—	$(29,164)	$—	$(29,164)	$3,059,684

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Realized gain (loss) on foreign currency forward contracts	$3,953	$(34,279)
Net change in unrealized gain (loss) on foreign currency forward contracts	$29,116	$(24,102)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025:

			March 31, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$12,957	$(12,270)	$687	$—	$687
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$3,051	$(8,067)	$(5,016)	$5,016	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$17,875	$(72)	$17,803	$(16,840)	$963
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$3,260	$—	$3,260	$—	$3,260
Morgan Stanley Bank, N.A.	Foreign currency forward contracts	Derivative assets, at fair value	$3,062	$—	$3,062	$—	$3,062
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$1,400	$(4,781)	$(3,381)	$—	$(3,381)
BNP PARIBAS	Foreign currency forward contracts	Derivative assets, at fair value	$11,022	$(154)	$10,868	$—	$10,868
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$355	$(5,840)	$(5,485)	$—	$(5,485)

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$20,366	$(4,982)	$15,384	$(15,384)	$—
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,146	$(2,640)	$3,506	$(3,506)	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$31,979	$—	$31,979	$(31,979)	$—
Deutsche Bank AG	Foreign currency forward contracts	Derivative liabilities, at fair value	$25	$(1,636)	$(1,611)	$—	$(1,611)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$113	$(2,573)	$(2,460)	$—	$(2,460)
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(8,787)	$(8,787)	$—	$(8,787)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$612	$(8,546)	$(7,934)	$—	$(7,934)
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of March 31, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$5,425,980	$13,474	$4,717,162	$50,869

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 196.0% and 195.7%, respectively.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.

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

As of March 31, 2026 and December 31, 2025, the Company had five SPV Financing Facilities, as discussed below.

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

As of March 31, 2026, the maximum borrowing capacity under the HLEND A Funding Facility was $1,600 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to December

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
23, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by December 23, 2030.

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

As of March 31, 2026, the maximum borrowing capacity under the HLEND B Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on September 17, 2028 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 17, 2030.

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

As of March 31, 2026, the maximum borrowing capacity under the HLEND C Funding Facility was $850 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2032.

HLEND D Funding Facility

On March 31, 2023, HLEND D, as borrower, and the Company, as equity holder, entered into a SPV Financing Facility with BNP Paribas (as amended, the “HLEND D Funding Facility”). BNP Paribas serves as administrative agent, and U.S. Bank Trust Company, National Association, as the collateral agent. On November 21, 2024, HLEND D entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND D Funding Facility from $500 million to $1,000 million. On January 20, 2026, HLEND D entered into an amendment to, among other things, extend the reinvestment period end date, extend the final maturity date, and decrease the applicable margin.

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to advances made in U.S. dollars, Term SOFR, (b) with respect to advances made in GBP, adjusted cumulative compounded SONIA, (c) with respect to

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
advances made in Euros, EURIBOR, (d) with respect to advances made in CAD, Term CORRA, and (e) with respect to advances made in Australian Dollars, BBSW, plus the applicable margin of 1.85% per annum.

As of March 31, 2026, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on January 20, 2029 and amounts outstanding under the credit facility must be repaid by January 20, 2031.

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

As of March 31, 2026, the maximum borrowing capacity under the HLEND E Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

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

The maximum borrowing capacity of the Revolving Credit Facility is $2,650 million (increased from $2,250 million to $2,650 million on February 27, 2026), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $2,962.5 million subject to the satisfaction of certain conditions.

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

Interest on the outstanding Private Unsecured Notes is due semiannually. The applicable interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the applicable Private Unsecured Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. In addition, the Company is obligated to offer to repay the applicable Private Unsecured Notes at par if certain change in control events occur. Each of the Private Unsecured Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
144A Unsecured Notes

The Company issued unsecured notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes, April 2032 Notes, June 2027 Notes, June 2030 Notes, September 2028-1 Notes, November 2030 Notes, April 2029 Notes, and April 2031 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

The 144A Unsecured Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in each respective indenture governing the 144A Unsecured Notes (collectively, the “144A Unsecured Notes Indentures”). The 144A Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 144A Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 144A Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 144A Unsecured Notes and the 144A Unsecured Notes Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective 144A Unsecured Notes Indenture.

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

In connection with the September 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.0575% per annum on $400 million of the September 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

April 2029 Notes

On January 13, 2026, the Company issued $350 million aggregate principal amount of 5.15% notes due in 2029 (the “April 2029 Notes”) pursuant to a ninth supplemental indenture, dated as of January 13, 2026, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The April 2029 Notes will mature on April 2, 2029 and bear interest at a rate of 5.15% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
In connection with the April 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.15% per annum and pays a floating interest rate of 3-month Term SOFR plus 1.7741% per annum on $350 million of the April 2029 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

April 2031 Notes

On January 13, 2026, the Company issued $400 million aggregate principal amount of 5.65% notes due in 2031 (the “April 2031 Notes”) pursuant to a tenth supplemental indenture, dated as of January 13, 2026, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The April 2031 Notes will mature on April 2, 2031 and bear interest at a rate of 5.65% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026.

In connection with the April 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.65% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.1315% per annum on $400 million of the April 2031 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Debt Securitizations

The Company has determined that the securitization vehicles noted below operate as extensions of the Company and therefore, are consolidated by the Company. The Company completed term debt securitizations, as further described below, through the consummation of transactions relating to the 2023 CLO Notes, 2023 CLO Refinancing Notes, 2024 CLO Notes, 2025 CLO Debt, 2025-4 CLO Notes, and 2026 CLO Notes (each as defined below), which are collectively referred to herein as the “CLO Debt.”

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

On October 22, 2025, the 2023 CLO Secured Notes were refinanced as part of the 2023 CLO Refinancing (as defined below).

2023 Debt Securitization Refinancing

On October 22, 2025 (the “Refinancing Date”), the Company completed an $849.1 million term debt securitization refinancing (the “2023 CLO Refinancing”), also known as a collateralized loan obligation refinancing, in connection with which a subsidiary of the Company issued the 2023 CLO Refinancing Notes (as defined below). The proceeds of the 2023 CLO Refinancing were used in part to refinance all of the 2023 CLO Secured Notes. The 2023 CLO Refinancing is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

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

The following table presents information on the 2023 CLO Refinancing as of March 31, 2026:

Description	Principal Outstanding	Interest Rate	Credit Rating
Class A-1-R Notes	$493,000	SF + 1.44%	AAA(sf)
Class A-2-R Notes	34,000	SF + 1.65%	AAA(sf)
Class B-R Notes	51,000	SF + 1.80%	AA(sf)
Total Secured Notes	$578,000
2023 CLO Refinancing Subordinated Notes(1)	271,100	None	Not rated
Total Notes	$849,100
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

The following table presents information on the 2024 Debt Securitization as of March 31, 2026:

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

The following table presents information on the 2025 CLO Debt Securitization as of March 31, 2026:

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

The debt offered in the 2025-4 Debt Securitization was issued by HLEND CLO 2025-4, LLC (the “2025-4 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Senior Secured Floating Rate Notes (the “2025-4 CLO Class A Notes”), (ii) Class B Senior Secured Floating Rate Notes (the “2025-4 CLO Class B Notes” and, together with the 2025-4 CLO Class A Notes, collectively, the “2025-4 CLO Secured Notes”), and (iii) subordinated notes (the “2025-4 CLO Subordinated Notes” and, together with the 2025-4 CLO Secured Notes, the “2025-4 CLO Notes”). The 2025-4 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2025-4 CLO Notes are scheduled to mature on August 15, 2037; however, the 2025-4 CLO Notes may be redeemed by the 2025-4 Issuer, at the written direction of (i) a majority of the 2025-4 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after August 15, 2027.

The following table presents information on the 2025-4 Debt Securitization as of March 31, 2026:

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

2026 Debt Securitization

On March 26, 2026 (the “2026 Closing Date”), the Company completed a $748.3 million term debt securitization (the “2026 Debt Securitization”), also known as a collateralized loan obligation, in connection with which a subsidiary of the Company issued the 2026 CLO Notes (as defined below). The 2026 Debt Securitization is subject to the Company’s overall asset coverage requirement and is consolidated by the Company for financial reporting purposes.

The debt offered in the 2026 Debt Securitization was issued by HLEND CLO 2026-5, LLC (the “2026 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A-1 Senior Secured Floating Rate Notes (the “2026 CLO Class A-1 Notes”), (ii) Class A-2 Senior Secured Floating Rate Notes (the “2026 CLO Class A-2 Notes”), (iii) Class B Senior Secured Floating Rate Notes (the “2026 CLO Class B Notes” and, together with the 2026 CLO Class A-1 Notes and the 2026 CLO Class A-2 Notes, collectively, the “2026 CLO Secured Notes”), and (iv) subordinated notes (the “2026 CLO Subordinated Notes” and, together with the 2026 CLO Secured Notes, the “2026 CLO Notes”). The 2026 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2026 CLO Notes are scheduled to mature on April 15, 2039; however, the 2026 CLO Notes may be redeemed by the 2026 Issuer, at the written direction of (i) a majority of the 2026 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after March 26, 2028.

The following table presents information on the 2026 Debt Securitization as of March 31, 2026:

Description	Principal Outstanding	Interest Rate	Credit Rating (S&P)
2026 CLO Class A-1 Notes	$435,000	SF + 1.40%	AAA(sf)
2026 CLO Class A-2 Notes	30,000	SF + 1.55%	AAA(sf)
2026 CLO Class B Notes	45,000	SF + 1.70%	AA(sf)
Total Secured Notes	$510,000
2026 CLO Subordinated Notes(1)	238,300	None	Not rated
Total Notes	$748,300
(1)The Company retained all of the 2026 CLO Subordinated Notes issued in the 2026 Debt Securitization which are eliminated in consolidation.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
On the 2026 Closing Date and in connection with the 2026 Debt Securitization, the 2026 Issuer entered into a placement agency agreement with Scotia Capital (USA) Inc., as the placement agent (the “2026 Placement Agent”), pursuant to which the 2026 Placement Agent placed the 2026 CLO Notes issued pursuant to an indenture, between the 2026 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2026 Debt Securitization. HLEND CLO 2026-5 Investments, LLC (the “2026 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2026 CLO Subordinated Notes issued in the 2026 Debt Securitization.

As part of the 2026 Debt Securitization, the Company, the 2026 Depositor and the 2026 Issuer entered into a sale and contribution agreement on the 2026 Closing Date (the “2026 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2026 Depositor and the 2026 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2026 Issuer the loans therein securing the 2026 Debt Securitization for the purchase price and other consideration set forth in the 2026 Sale Agreement. In the case of certain loans sold on the 2026 Closing Date, to the extent that the assignment of such loans could not settle on the 2026 Closing Date, pursuant to the 2026 Sale Agreement, the Company assigned a participation interest in such loans to the 2026 Depositor (which subsequently assigned such participation interest to the 2026 Issuer), such that the 2026 Issuer is the participant on such loans from the 2026 Closing Date until the date the transfer of those loans is settled at the 2026 Issuer. Following these transfers, the 2026 Issuer, and not the 2026 Depositor or the Company, holds all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2026 Sale Agreement.

The 2026 CLO Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager for the 2026 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of March 31, 2026 and December 31, 2025, there were no short-term borrowings outstanding.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,600,000	$723,382	$723,382	$876,618	$499,881
HLEND B Funding Facility(3)	1,500,000	900,773	900,773	599,227	355,122
HLEND C Funding Facility	850,000	510,000	510,000	340,000	26,154
HLEND D Funding Facility(3)	1,000,000	575,428	575,428	424,572	201,564
HLEND E Funding Facility(3)	1,500,000	903,100	903,100	596,900	240,765
Revolving Credit Facility(3)	2,650,000	592,290	592,290	2,057,710	2,057,710
November 2027 Notes(4)	155,000	155,000	154,794	—	—
March 2028 Notes(4)	124,000	124,000	123,991	—	—
September 2027 Notes(4)	75,000	75,000	75,306	—	—
September 2028 Notes(4)	250,000	250,000	251,821	—	—
January 2029 Notes(4)	550,000	550,000	545,848	—	—
September 2029 Notes(4)	400,000	400,000	400,412	—	—
January 2028 Notes(4)	750,000	750,000	749,462	—	—
April 2032 Notes(4)	500,000	500,000	501,060	—	—
June 2027 Notes(4)	400,000	400,000	397,353	—	—
June 2030 Notes(4)	500,000	500,000	493,612	—	—
September 2028-1 Notes(4)	600,000	600,000	588,203	—	—
November 2030 Notes(4)	500,000	500,000	486,090	—	—
April 2029 Notes(4)	350,000	350,000	343,765	—	—
April 2031 Notes(4)	400,000	400,000	391,660	—	—
2023 CLO Refinancing Secured Notes(4)	578,000	578,000	575,360	—	—
2024 CLO Secured Notes(4)	400,000	400,000	383,009	—	—
2025 CLO Secured Debt(4)	850,000	850,000	846,021	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,345	—	—
2026 CLO Secured Notes(4)	510,000	510,000	507,269	—	—
Total	$17,842,000	$12,946,973	$12,865,354	$4,895,027	$3,381,196
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
HLEND A Funding Facility	A$	94,413	€83,500	£—
HLEND B Funding Facility	25,519		125,352	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		167,836	—
Revolving Credit Facility	34,910		360,592	114,392

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(4)As of March 31, 2026, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(573)	$367
March 2028 Notes	(442)	433
September 2027 Notes	(287)	593
September 2028 Notes	(1,292)	3,113
January 2029 Notes	(7,203)	3,051
September 2029 Notes	(6,432)	6,844
January 2028 Notes	(7,063)	6,525
April 2032 Notes	(11,562)	12,622
June 2027 Notes	(2,575)	(72)
June 2030 Notes	(6,723)	335
September 2028-1 Notes	(6,634)	(5,163)
November 2030 Notes	(5,120)	(8,790)
April 2029 Notes	(3,331)	(2,904)
April 2031 Notes	(4,860)	(3,480)
2023 CLO Refinancing Secured Notes	(2,640)	—
2024 CLO Secured Notes	(16,991)	—
2025 CLO Secured Debt	(3,979)	—
2025-4 CLO Secured Notes	(4,655)	—
2026 CLO Secured Notes	(2,731)	—
Total	$(95,093)	$13,474

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

As of March 31, 2026 and December 31, 2025, $144.1 million and $170.5 million, respectively, of interest expense and $1.7 million and $1.5 million, respectively, of facility unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average principal debt outstanding	$12,954,506	$7,896,699
Weighted average interest rate(1)	5.91%	7.08%
(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$177,309	$127,151
Facility unused commitment fees	1,994	2,145
Amortization of deferred financing costs	3,004	2,394
Amortization of original issue discount and debt issuance costs	7,116	4,462
Net (gain) loss on effective interest rate swaps and hedged items included in interest expense	(639)	1,754
Total interest expense	$188,784	$137,906
Cash paid for interest expense	$204,873	$145,503

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $3,218.7 million and $3,421.9 million, respectively.

As of March 31, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

The Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	18,291,786	$460,059
Share transfers between classes	81,831	2,064
Distributions reinvested	1,213,511	30,478
Share repurchases	(14,388,163)	(356,717)
Early repurchase deduction	—	101
Net increase (decrease)	5,198,965	$135,985
CLASS D
Subscriptions	604,835	$15,248
Share transfers between classes	—	—
Distributions reinvested	501,634	12,602
Share repurchases	(2,997,866)	(74,317)
Early repurchase deduction	—	22
Net increase (decrease)	(1,891,397)	$(46,445)
CLASS F
Subscriptions	8,056,069	$202,603
Share transfers between classes	(55,059)	(1,380)
Distributions reinvested	2,660,731	66,828
Share repurchases	(6,142,705)	(152,350)
Early repurchase deduction	—	111
Net increase (decrease)	4,519,036	$115,812

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS S
Subscriptions	1,677,298	$42,144
Share transfers between classes	(26,772)	(684)
Distributions reinvested	323,973	8,137
Share repurchases	(1,367,533)	(33,901)
Early repurchase deduction	—	16
Net increase (decrease)	606,966	$15,712
Total net increase (decrease)	8,433,570	$221,064

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	23,863,608	$610,430
Share transfers between classes	1,829,358	46,752
Distributions reinvested	909,066	23,261
Share repurchases	(5,971,419)	(152,092)
Early repurchase deduction	—	33
Net increase (decrease)	20,630,613	$528,384
CLASS D
Subscriptions	2,510,439	$64,125
Share transfers between classes	(1,592,453)	(40,704)
Distributions reinvested	517,550	13,232
Share repurchases	(1,332,224)	(33,932)
Early repurchase deduction	—	11
Net increase (decrease)	103,312	$2,732
CLASS F
Subscriptions	11,060,630	$282,609
Share transfers between classes	(114,603)	(2,928)
Distributions reinvested	1,988,277	50,831
Share repurchases	(917,886)	(23,379)
Early repurchase deduction	—	47
Net increase (decrease)	12,016,418	$307,180
CLASS S
Subscriptions	4,313,557	$110,234
Share transfers between classes	(122,302)	(3,120)
Distributions reinvested	179,651	4,593
Share repurchases	(42,689)	(1,087)
Early repurchase deduction	—	5
Net increase (decrease)	4,328,217	$110,625
Total net increase (decrease)	37,078,560	$948,921

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions

The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared on the Common Shares during the three months ended March 31, 2026:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1600	$0.0550	$—	$0.2150	$42,271
February 27, 2026	March 31, 2026	0.1600	0.0550	—	0.2150	44,672
March 26, 2026	April 30, 2026	0.1600	0.0500	—	0.2100	44,524
Total		$0.4800	$0.1600	$—	$0.6400	$131,467

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1546	$0.0550	$—	$0.2096	$9,497
February 27, 2026	March 31, 2026	0.1552	0.0550	—	0.2102	9,686
March 26, 2026	April 30, 2026	0.1547	0.0500	—	0.2047	9,466
Total		$0.4645	$0.1600	$—	$0.6245	$28,649

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1493	$0.0550	$—	$0.2043	$46,383
February 27, 2026	March 31, 2026	0.1503	0.0550	—	0.2053	47,429
March 26, 2026	April 30, 2026	0.1494	0.0500	—	0.1994	46,596
Total		$0.4490	$0.1600	$—	$0.6090	$140,408

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1418	$0.0550	$—	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.1436	0.0550	—	0.1986	6,673
March 26, 2026	April 30, 2026	0.1420	0.0500	—	0.1920	6,574
Total		$0.4274	$0.1600	$—	$0.5874	$19,711
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following tables present distributions that were declared and payable on the Common Shares for the three months ended March 31, 2025, and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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

Through March 31, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6400	$131,467	$0.6245	$28,649	$0.6090	$140,408	$0.5874	$19,711
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6400	$131,467	$0.6245	$28,649	$0.6090	$140,408	$0.5874	$19,711

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

The following tables summarize the share repurchases completed during the three months ended March 31, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. For the first quarter of 2026, the Company received shareholder requests to repurchase approximately 9.25% of shares outstanding as of December 31, 2025, which exceeded the Company’s offer to repurchase up to 5% of its outstanding shares with respect to such quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.

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
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.22	$25.22	$25.22	$25.22
Net investment income(1)	0.62	0.61	0.59	0.57
Net unrealized and realized gain (loss)(2)	(0.41)	(0.42)	(0.41)	(0.41)
Net increase (decrease) in net assets resulting from operations	0.21	0.19	0.18	0.16
Distributions from net investment income(3)	(0.64)	(0.62)	(0.61)	(0.59)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.64)	(0.62)	(0.61)	(0.59)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.43)	(0.43)	(0.43)	(0.43)
Net asset value, end of period	$24.79	$24.79	$24.79	$24.79
Shares outstanding, end of period	197,713,842	43,243,811	227,707,232	32,873,257
Total return based on NAV(4)	0.84%	0.77%	0.71%	0.63%
Ratios:
Ratio of net expenses to average net assets(5)	8.90%	9.16%	9.41%	9.76%
Ratio of net investment income to average net assets(5)	10.07%	9.84%	9.59%	9.24%
Portfolio turnover rate	5.94%	5.94%	5.94%	5.94%
Supplemental Data:
Net assets, end of period	$4,902,071	$1,072,185	$5,645,655	$815,063
Asset coverage ratio	196.0%	196.0%	196.0%	196.0%
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(5)For the three months ended March 31, 2026, amounts are annualized except for capital gains incentive fee.
(6)The per share amount rounds to less than $0.01 per share.

The following are the financial highlights for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income(1)	0.65	0.64	0.62	0.60
Net unrealized and realized gain (loss)(2)	(0.12)	(0.13)	(0.13)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.53	0.51	0.49	0.47
Distributions from net investment income(3)	(0.65)	(0.63)	(0.61)	(0.59)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.65)	(0.63)	(0.61)	(0.59)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.12)	(0.12)	(0.12)	(0.12)
Net asset value, end of period	$25.47	$25.47	$25.47	$25.47
Shares outstanding, end of period	126,858,175	43,223,693	188,166,432	20,196,896
Total return based on NAV(4)	2.07%	2.01%	1.94%	1.85%
Ratios:
Ratio of net expenses to average net assets(5)	8.82%	9.07%	9.32%	9.67%
Ratio of net investment income to average net assets(5)	10.16%	9.93%	9.67%	9.31%
Portfolio turnover rate	1.72%	1.72%	1.72%	1.72%
Supplemental Data:
Net assets, end of period	$3,230,780	$1,100,795	$4,792,120	$514,368
Asset coverage ratio	207.3%	207.3%	207.3%	207.3%
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
March 31, 2026	$723,382	1,960.5	—	N/A
December 31, 2025	758,407	1,957.4	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
March 31, 2026	900,773	1,960.5	—	N/A
December 31, 2025	833,783	1,957.4	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
March 31, 2026	510,000	1,960.5	—	N/A
December 31, 2025	510,000	1,957.4	—	N/A
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
March 31, 2026	575,428	1,960.5	—	N/A
December 31, 2025	757,110	1,957.4	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
March 31, 2026	903,100	1,960.5	—	N/A
December 31, 2025	906,290	1,957.4	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
March 31, 2026	592,290	1,960.5	—	N/A
December 31, 2025	1,742,106	1,957.4	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
March 31, 2026	155,000	1,960.5	—	N/A
December 31, 2025	155,000	1,957.4	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
March 31, 2026	124,000	1,960.5	—	N/A
December 31, 2025	124,000	1,957.4	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
March 31, 2026	75,000	1,960.5	—	N/A
December 31, 2025	75,000	1,957.4	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
March 31, 2026	250,000	1,960.5	—	N/A
December 31, 2025	250,000	1,957.4	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
March 31, 2026	550,000	1,960.5	—	N/A
December 31, 2025	550,000	1,957.4	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
March 31, 2026	400,000	1,960.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
March 31, 2026	750,000	1,960.5	—	N/A
December 31, 2025	750,000	1,957.4	—	N/A
April 2032 Notes
March 31, 2026	500,000	1,960.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
June 2027 Notes
March 31, 2026	400,000	1,960.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
June 2030 Notes
March 31, 2026	500,000	1,960.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
September 2028-1 Notes
March 31, 2026	600,000	1,960.5	—	N/A
December 31, 2025	600,000	1,957.4	—	N/A
November 2030 Notes
March 31, 2026	500,000	1,960.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
April 2029 Notes
March 31, 2026	350,000	1,960.5	—	N/A
April 2031 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
March 31, 2026	400,000	1,960.5	—	N/A
2023 CLO Secured Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2023 CLO Refinancing Secured Notes
March 31, 2026	578,000	1,960.5	—	N/A
December 31, 2025	578,000	1,957.4	—	N/A
2024 CLO Secured Notes
March 31, 2026	400,000	1,960.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
March 31, 2026	850,000	1,960.5	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2025-4 CLO Secured Notes
March 31, 2026	850,000	1,960.5	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2026 CLO Secured Notes
March 31, 2026	510,000	1,960.5	—	N/A
Short-Term Borrowings
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 11. Joint Venture

On June 1, 2023, the Company entered into a limited liability company agreement (as amended, the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM were approximately $200.0 million and $28.6 million, respectively, which correspond to initial membership interests of approximately 87.5% and 12.5%, respectively. The LLC Agreement is effective as of June 1, 2023. The initial term of ULTRA III is 11 years from the commencement of operations, and will continue until an event of termination occurs. The Company’s investment in ULTRA III cannot be transferred without the consent of the anchor members unless such investment is transferred to an affiliate and satisfies certain representations and warranties or in certain other limited circumstances.

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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of March 31, 2026 and December 31, 2025, the Company had made capital contributions (net of returns of capital) of $433.7 million and $414.5 million, respectively, and COM had made capital contributions (net of returns of capital) of $62.0 million and $59.2 million, respectively. As of March 31, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital remained uncalled from the Company and $43.6 million and $46.5 million, respectively, of capital remained uncalled from COM. As of March 31, 2026 and December 31, 2025, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. Due to the deal sourcing arrangement for ULTRA III, the percentage of upfront fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three months ended March 31, 2026 and 2025, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.4 million and $0.0 million, respectively.

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

The Company’s investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of March 31, 2026 and December 31, 2025.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following table presents the schedule of investments of ULTRA III as of March 31, 2026:

Company(1)	.	Reference Rate and Spread(2)		.	Interest Rate(2)	.	Maturity Date	.	Par Amount/Units	.	Amortized Cost(3)	.	Fair Value	.	Percentage of Net Assets
First Lien Debt
Commercial Services & Supplies
Sentinel Buyer Corp. (4)(6)(8)		SF +	5.00%		8.67%		11/6/2032		$230,800		$228,624		$229,298
Sentinel Buyer Corp. (4)(5)(6)							11/6/2032		19,200		(187)		(125)
											228,437		229,173		47.05%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(7)(8)		SF +	6.00%		9.67%		11/8/2029		235,380		231,844		235,381
											231,844		235,381		48.32%
Health Care Equipment & Supplies
EHOB, LLC (4)(7)(9)		SF +	4.50%		8.20%		12/18/2029		90,446		89,187		90,446
											89,187		90,446		18.57%
Health Care Providers & Services
Compsych Investments Corp (4)(6)(9)		SF +	4.75%		8.42%		7/22/2031		149,482		148,915		149,482
Compsych Investments Corp (4)(5)(6)							7/22/2031		43,333		(190)		—
Emerus Holdings, Inc. (4)(7)(9)		SF +	6.25%		9.95%		7/2/2029		248,438		245,542		245,375
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.45%		6/21/2031		128,444		127,007		127,160
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.40%		6/21/2031		34,281		33,865		33,938
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.42%		6/21/2031		51,562		51,095		51,046
FH BMX Buyer, Inc. (4)(5)(6)(9)		SF +	4.75%		8.45%		6/21/2031		49,978		18,740		18,722
FH BMX Buyer, Inc. (4)(6)(9)		SF +	4.75%		8.45%		6/21/2031		89,200		88,308		88,308
Rsource Holdings, LLC (4)(6)(10)		SF +	4.75%		8.35%		11/10/2031		172,813		170,737		167,758
Rsource Holdings, LLC (4)(5)(6)							11/10/2031		50,000		(675)		(1,462)
											883,344		880,327		180.73%
Software
Brandt Information Services, LLC (4)(6)(8)		SF +	4.75%		8.42%		5/31/2030		114,138		112,949		112,857
Brandt Information Services, LLC (4)(6)(8)		SF +	4.75%		8.42%		5/31/2030		40,000		39,647		39,551
Brandt Information Services, LLC (4)(5)(6)(8)		SF +	4.75%		8.42%		5/31/2030		50,000		23,378		23,439
											175,974		175,847		36.10%
Total First Lien Debt											$1,608,786		$1,611,174		330.77%
Total Investment Portfolio											$1,608,786		$1,611,174		330.77%
Cash
Cash											$49,783		$49,783
Total Cash											$49,783		$49,783		10.22%
Total Investment Portfolio and Cash											$1,658,569		$1,660,957		340.99%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.
(2)The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the ULTRA III unfunded commitments:

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$26,000	$(292)
Compsych Investments Corp	1st Lien Senior Secured Delayed Draw Loan	43,333	—
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	30,756	(308)
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(1,462)
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	19,200	(125)
Total		$169,289	$(2,187)

(6)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(7)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(2)The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor, or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the ULTRA III unfunded commitments:

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

(6)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(7)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
The following table presents the selected statements of assets and liabilities information of ULTRA III as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,608,786 and $1,501,028 at March 31, 2026 and December 31, 2025, respectively)	$1,611,174	$1,514,360
Cash	49,783	37,543
Interest receivable	5,103	9,546
Total assets	$1,666,060	$1,561,449
LIABILITIES
Debt	$1,161,129	$1,068,394
Interest payable and other liabilities	17,829	16,661
Total liabilities	1,178,958	1,085,055
MEMBERS’ EQUITY
Members’ Equity	487,102	476,394
Total Members’ Equity	487,102	476,394
Total liabilities and members’ equity	$1,666,060	$1,561,449

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected statements of operations information of ULTRA III for the three months ended March 31, 2026 and 2025 (Unaudited):

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest income	$35,583	$27,628
Total investment income	35,583	27,628
Expenses:
Interest expense	17,014	13,636
Other expenses	840	655
Total expenses	17,854	14,291
Net investment income	17,729	13,337
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(10,944)	1,423
Net realized and change in unrealized gain (loss) on investments	(10,944)	1,423
Net increase (decrease) in net assets resulting from operations	$6,785	$14,760

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of March 31, 2026, except as discussed below.

Subscriptions

The Company received $151.0 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective April 1, 2026.

The Company received $36.8 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective May 1, 2026.

Distributions Declarations

On April 24, 2026, the Company declared net distributions of $0.1600 per Class I share, $0.1549 per Class D share, $0.1498 per Class F share, and $0.1427 per Class S share, all of which are payable on or about May 29, 2026 to shareholders of record as of April 30, 2026. Additionally, the Company declared variable supplemental distributions of $0.0470 for all share classes outstanding, all of which are payable on or about May 29, 2026 to shareholders of record as of April 30, 2026.

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

Overview and Investment Framework

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on December 23, 2020 that commenced operations on February 3, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) and a wholly-owned subsidiary of HPS Investment Partners, LLC (the “Administrator” or “HPS”). We have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On July 1, 2025, BlackRock acquired the business and assets of HPS, with 100% of consideration paid in BlackRock equity (the “HPS/BlackRock Transaction”). In connection with the closing of the HPS/BlackRock Transaction, effective July 1, 2025, our second amended and restated investment advisory agreement (the “Prior Investment Advisory Agreement”) was automatically terminated. Prior thereto, our Board and shareholders approved a new investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”), which became effective upon the closing of the HPS/BlackRock Transaction.

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

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established upper middle market companies and, in select situations, companies in special situations. We use the term upper middle market companies generally to mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if an opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We also include a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. We invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure.

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

•all other expenses of our operations, administrations and transactions.

We bear all of our organization and offering expenses, subject to the Expense Support Agreement. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of our net asset value (“NAV”). We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “—Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the three months ended March 31,
	2026	2025
Total investments, beginning of period	$25,109,408	$16,071,078
New investments purchased	1,525,901	2,520,468
Payment-in-kind interest and dividends capitalized	36,237	25,314
Net accretion of discount and amortization of premium on investments	24,953	18,205
Net realized gain (loss) on investments	15,221	(19,886)
Investments sold or repaid	(1,648,574)	(314,255)
Total investments, end of period	$25,063,146	$18,300,924

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.3%	9.5%
Weighted average yield on debt and income producing investments, at fair value(1)	9.3%	9.4%
Weighted average yield on total portfolio, at amortized cost(2)	9.2%	9.4%
Weighted average yield on total portfolio, at fair value(2)	9.2%	9.3%
Number of portfolio companies	370	380
Weighted average EBITDA (in millions)(3)	$255	$255
Weighted average loan-to-value (“LTV”)(4)	39%	39%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value(5)	98.5%	99.2%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value(5)	1.5%	0.8%
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
(3)Calculated with respect to all level 3 investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets, restructured debt and equity, investments on non-accrual status, investments in joint ventures, and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans or NAV-based loans. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
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
(5)Excludes investments in joint ventures.

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$23,898,649	$23,859,681	95.41%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,949	27,742	0.11	26,807	27,881	0.11
Other secured debt	228,881	228,097	0.91	223,932	226,763	0.89
Unsecured debt	55,441	54,450	0.22	60,746	60,145	0.24
Structured finance investments	86,290	84,203	0.34	88,264	88,664	0.35
Investments in joint ventures	421,029	426,214	1.70	402,400	416,244	1.64
Equity investments	345,907	327,466	1.31	138,127	122,228	0.48
Total	$25,063,146	$25,007,853	100.00%	$25,109,408	$25,337,420	100.00%

As of March 31, 2026 and December 31, 2025, we had certain investments in eight and seven portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$24,278,282	99.19%	$24,651,069	99.26%
Non-accrual(2)	198,160	0.81	184,539	0.74
Total	$24,476,442	100.00%	$24,835,608	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 1.37% and 1.08% of amortized cost of total debt and income producing investments as of March 31, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2026 as compared to December 31, 2025.

	March 31, 2026	December 31, 2025
Aerospace & Defense	6.22%	5.13%
Air Freight & Logistics	0.34	0.34
Asset Based Lending and Fund Finance	0.47	0.49
Automobile Components	0.71	1.14
Beverages	0.39	0.39
Broadline Retail	0.10	0.10
Building Products	1.05	1.06
Capital Markets	1.38	1.35
Chemicals	0.66	0.66
Commercial Services & Supplies	4.98	4.86
Communications Equipment	0.22	0.22
Construction & Engineering	0.47	0.47
Consumer Finance	0.09	0.10
Consumer Staples Distribution & Retail	2.06	2.06
Containers & Packaging	0.79	0.79
Distributors	0.03	0.06
Diversified Consumer Services	3.12	3.03
Diversified Telecommunication Services	0.07	0.07
Electric Utilities	0.31	0.30
Electrical Equipment	0.51	0.50
Electronic Equipment, Instruments & Components	1.01	1.06
Energy Equipment & Services	0.29	0.29
Entertainment	2.20	2.31

	March 31, 2026	December 31, 2025
Financial Services	6.26	5.53
Food Products	0.71	0.70
Gas Utilities	0.15	0.16
Health Care Equipment & Supplies	3.95	3.92
Health Care Providers & Services	13.13	12.50
Health Care Technology	0.44	0.44
Hotels, Restaurants & Leisure	3.32	3.24
Household Durables	0.27	0.27
Independent Power and Renewable Electricity Producers	1.20	1.13
Insurance	2.46	2.67
Interactive Media & Services	0.78	0.59
Investments in Joint Ventures	1.70	1.64
IT Services	1.90	1.93
Life Sciences Tools & Services	3.58	3.52
Machinery	1.29	1.21
Media	0.95	1.60
Metals & Mining	0.85	0.84
Multi-Utilities	0.02	0.02
Oil, Gas & Consumable Fuels	0.00	0.01
Personal Care Products	0.73	0.74
Pharmaceuticals	2.60	2.46
Professional Services	4.07	4.07
Real Estate Management & Development	0.41	0.41
Semiconductors & Semiconductor Equipment	0.05	0.05
Software	17.37	18.83
Specialty Retail	1.36	1.50
Structured Finance	0.34	0.35
Textiles, Apparel & Luxury Goods	0.24	0.22
Trading Companies & Distributors	1.13	1.12
Transportation Infrastructure	0.34	0.34
Wireless Telecommunication Services	0.93	1.21
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	March 31, 2026	December 31, 2025
United States	82.78%	82.10%
United Kingdom	6.40	7.11
Sweden	2.26	2.28
Spain	1.33	1.13
Australia	1.25	1.59
Germany	1.11	1.06
France	1.06	1.21
Canada	1.04	0.70
Austria	0.67	0.67
Belgium	0.65	0.65
Lithuania	0.54	0.54
Taiwan	0.20	0.20
Italy	0.20	0.17
Israel	0.18	0.18
Czech Republic	0.17	0.25
Singapore	0.14	0.14
Ireland	0.01	0.01
Netherlands	0.01	0.01
Total	100.00%	100.00%

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

As of March 31, 2026, the Company and COM have committed to contribute up to $750.0 million and $107.1 million, respectively, of capital to ULTRA III. As of March 31, 2026, the Company had contributed (net of returns of capital) $433.7 million and COM had contributed (net of returns of capital) $62.0 million of capital and $305.1 million and $43.6 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total senior secured debt investments at fair value	$1,611,174	$1,514,360
Number of portfolio companies	8	8
Weighted average yield on debt investments, at amortized cost(1)	9.2%	9.3%
Weighted average yield on debt investments, at fair value(1)	9.2%	9.2%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of March 31, 2026 and December 31, 2025.
Results of Operations

The following table represents our operating results:

	Three Months Ended March 31,
	2026	2025
Total investment income	$606,798	$444,134
Total expenses	292,204	209,153
Net investment income before excise tax	314,594	234,981
Excise tax expense	2,002	293
Net investment income after excise tax	312,592	234,688
Net realized gain (loss)	10,902	(56,060)
Net change in unrealized appreciation (depreciation)	(226,180)	7,754
Net increase (decrease) in net assets resulting from operations	$97,314	$186,382

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$555,163	$408,320
Payment-in-kind interest income	30,741	24,099
Dividend income	18,837	11,658
Other income	2,057	57
Total investment income	$606,798	$444,134

Total investment income increased to $606.8 million for the three months ended March 31, 2026, from $444.1 million for the same period in the prior year, primarily driven by our deployment of capital and the increased balance of our investments. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $24,416.5 million as of March 31, 2026, from $18,102.6 million in the prior year. This was partially offset by a decline in benchmark interest rates during the three months ended March 31, 2026, as compared to the same period in the prior year. At March 31, 2026, the fair value of our performing debt and other income producing securities was $24,704.5 million, with a weighted average yield at fair value of 9.3%.

For the three months ended March 31, 2026 and 2025, PIK income represented 5.3% and 5.7% of total investment income, respectively. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$188,784	$137,906
Management fees	39,891	29,146
Income based incentive fee	46,029	33,728
Capital gains incentive fee	—	(6,038)
Shareholder servicing and/or distribution fees
Class D	709	684
Class F	7,138	5,766
Class S	1,761	994
Professional fees	2,240	1,665
Board of Trustees’ fees	159	162
Administrative service expenses	922	1,517
Other general & administrative	3,866	3,091
Amortization of continuous offering costs	705	532
Excise tax expense	2,002	293
Total expenses (including excise tax expense)	$294,206	$209,446

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to $188.8 million for the three months ended March 31, 2026, from $137.9 million for the same period in the prior year, primarily driven by increased borrowings under the Credit Facilities, Unsecured Notes (as defined in Note 7 to the consolidated financial statements) and debt securitization issuances. The average principal debt outstanding increased to $12,954.5 million for the three months ended March 31, 2026, from $7,896.7 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) for the three months ended March 31, 2026 to 5.91% from 7.08% for the same period in the prior year.

Management Fees

Management fees increased to $39.9 million for the three months ended March 31, 2026, from $29.1 million for the same period in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fee

Income based incentive fees increased to $46.0 million for the three months ended March 31, 2026, from $33.7 million for the same period in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.

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

There were no capital gains based incentive fees incurred for the three months ended March 31, 2026, as compared to a reversal of $(6.0) million for the same period in the prior year, as we remained in a cumulative net realized and unrealized loss position throughout the current period. By contrast, we entered 2025 in a net realized and unrealized gain position and incurred net realized and unrealized losses for the three months ended March 31, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distributions fees increased to $9.6 million for the three months ended March 31, 2026 from $7.4 million for the same period in the prior year primarily due to an increase in shares outstanding.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to our management. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.

Total other expenses increased to $7.9 million for the three months ended March 31, 2026, from $7.0 million for the same period in the prior year, primarily driven by an increase of professional fees and other general & administrative expenses due to servicing a growing portfolio.

Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2026, the Administrator charged $0.9 million, a decrease from $1.5 million for the same period in the prior year, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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

For the three months ended March 31, 2026 and 2025, we incurred U.S. federal excise tax of $2.0 million and $0.3 million, respectively.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$15,221	$(19,886)
Foreign currency forward contracts	3,953	(34,279)
Foreign currency transactions	(8,272)	(1,895)
Net realized gain (loss)	$10,902	$(56,060)

For the three months ended March 31, 2026, we generated net realized gains (losses) on investments of $15.2 million, driven by foreign currency net realized gains on investments of $29.8 million (included in realized gains on investments), net realized gains of $4.0 million from the sale of private debt investments, net realized losses of $(2.8) million from the sale of syndicated loans and realized losses of $(15.8) million on the restructuring of Daphne S.P.A. We generated realized gains on foreign currency forwards contracts, primarily as a result of gains in the EUR exchange rate offset by losses in the AUD exchange rate. There were realized losses on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the GBP exchange rate, which was offset by unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Non-controlled/non-affiliated investments	$(266,438)	$67,250
Non-controlled/affiliated investments	(8,208)	(66)
Controlled/affiliated investments	(8,659)	2,274
Foreign currency forward contracts	29,116	(24,102)
Translation of assets and liabilities in foreign currencies	28,009	(37,602)
Net change in unrealized appreciation (depreciation)	$(226,180)	$7,754

For the three months ended March 31, 2026, the change in unrealized appreciation (depreciation) on the investment portfolio was $(208.8) million (excluding the impact of foreign currency) due to spread widening in both the public and private credit markets and certain credit specific write-downs in our private portfolio, which was coupled with foreign currency unrealized losses of $(74.5) million on investments (included in unrealized losses on investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $57.1 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations (primarily the EUR and GBP exchange rates) impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

	Three Months Ended March 31,
	2026	2025
Realized gains/(losses) on foreign currency:
Investments	$29,759	$76
Foreign currency forward contracts	3,953	(34,279)
Foreign currency transactions	(8,272)	(1,895)
Net realized gains/(losses)	$25,440	$(36,098)

Unrealized gains/(losses) on foreign currency:
Investments	(74,544)	96,602
Foreign currency forward contracts	29,116	(24,102)
Translation of assets and liabilities in foreign currencies	28,009	(37,602)
Net unrealized gains/(losses)	$(17,419)	$34,898
Net realized and unrealized gains/(losses):	$8,021	$(1,200)

For the three months ended March 31, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $8.0 million. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. The net gains on foreign currency for the three months ended March 31, 2026 were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three months ended March 31, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $(1.2) million.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities. We have designated certain interest rate swaps to be in a hedge accounting relationship. See “Note 2. Significant Accounting Policies” to the consolidated financial statements for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship. See our schedule of investments for additional disclosure regarding these derivative instruments. See “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of our debt.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of common shares of beneficial interest, par value $0.01 per share (the “Common Shares,”), proceeds from net borrowings on our Credit Facilities, Unsecured Debt issuances and debt securitization issuances, income earned and repayments on principal on our debt investments, and proceeds from investment sales. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.

As of March 31, 2026 and December 31, 2025, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $12,947.0 million of principal debt outstanding and our asset coverage ratio was 196.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of March 31, 2026, taken together with our $4,895.0 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using our available borrowing capacity under our credit facilities. Additionally, we held $1,567.9 million of syndicated loans and other liquid investments as of March 31, 2026, which could provide additional liquidity if necessary.

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

As of March 31, 2026, we had $703.4 million in cash and cash equivalents. During the three months ended March 31, 2026, cash provided by operating activities was $107.7 million, primarily as a result of proceeds from sale of investments and principal repayments of $1,631.9 million and partially offset by funding portfolio investments of $1,509.2 million and other operating uses of $14.9 million. Cash provided by financing activities was $5.0 million during the period, primarily as a result of new share issuances related to $720.1 million of subscriptions, and partially offset by share repurchases of $(479.2) million, $(201.6) million of distributions paid and net borrowings (repayments) of $(14.4) million.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	18,291,786	$460,059
Share transfers between classes	81,831	2,064
Distributions reinvested	1,213,511	30,478
Share repurchases	(14,388,163)	(356,717)
Early repurchase deduction	—	101
Net increase (decrease)	5,198,965	$135,985
CLASS D
Subscriptions	604,835	$15,248
Share transfers between classes	—	—
Distributions reinvested	501,634	12,602
Share repurchases	(2,997,866)	(74,317)
Early repurchase deduction	—	22
Net increase (decrease)	(1,891,397)	$(46,445)
CLASS F
Subscriptions	8,056,069	$202,603
Share transfers between classes	(55,059)	(1,380)
Distributions reinvested	2,660,731	66,828
Share repurchases	(6,142,705)	(152,350)
Early repurchase deduction	—	111
Net increase (decrease)	4,519,036	$115,812
CLASS S
Subscriptions	1,677,298	$42,144
Share transfers between classes	(26,772)	(684)
Distributions reinvested	323,973	8,137
Share repurchases	(1,367,533)	(33,901)
Early repurchase deduction	—	16
Net increase (decrease)	606,966	$15,712
Total net increase (decrease)	8,433,570	$221,064

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Shares	Amount
CLASS I
Subscriptions	23,863,608	$610,430
Share transfers between classes	1,829,358	46,752
Distributions reinvested	909,066	23,261
Share repurchases	(5,971,419)	(152,092)
Early repurchase deduction	—	33
Net increase (decrease)	20,630,613	$528,384
CLASS D
Subscriptions	2,510,439	$64,125
Share transfers between classes	(1,592,453)	(40,704)
Distributions reinvested	517,550	13,232
Share repurchases	(1,332,224)	(33,932)
Early repurchase deduction	—	11
Net increase (decrease)	103,312	$2,732
CLASS F
Subscriptions	11,060,630	$282,609
Share transfers between classes	(114,603)	(2,928)
Distributions reinvested	1,988,277	50,831
Share repurchases	(917,886)	(23,379)
Early repurchase deduction	—	47
Net increase (decrease)	12,016,418	$307,180
CLASS S
Subscriptions	4,313,557	$110,234
Share transfers between classes	(122,302)	(3,120)
Distributions reinvested	179,651	4,593
Share repurchases	(42,689)	(1,087)
Early repurchase deduction	—	5
Net increase (decrease)	4,328,217	$110,625
Total net increase (decrease)	37,078,560	$948,921

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable on our Common Shares for the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1600	$0.0550	$—	$0.2150	$42,271
February 27, 2026	March 31, 2026	0.1600	0.0550	—	0.2150	44,672
March 26, 2026	April 30, 2026	0.1600	0.0500	—	0.2100	44,524
Total		$0.4800	$0.1600	$—	$0.6400	$131,467

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1546	$0.0550	$—	$0.2096	$9,497
February 27, 2026	March 31, 2026	0.1552	0.0550	—	0.2102	9,686
March 26, 2026	April 30, 2026	0.1547	0.0500	—	0.2047	9,466
Total		$0.4645	$0.1600	$—	$0.6245	$28,649

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1493	$0.0550	$—	$0.2043	$46,383
February 27, 2026	March 31, 2026	0.1503	0.0550	—	0.2053	47,429
March 26, 2026	April 30, 2026	0.1494	0.0500	—	0.1994	46,596
Total		$0.4490	$0.1600	$—	$0.6090	$140,408

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1418	$0.0550	$—	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.1436	0.0550	—	0.1986	6,673
March 26, 2026	April 30, 2026	0.1420	0.0500	—	0.1920	6,574
Total		$0.4274	$0.1600	$—	$0.5874	$19,711
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable on our Common Shares for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6400	$131,467	$0.6245	$28,649	$0.6090	$140,408	$0.5874	$19,711
Net realized gains	—	—	—	—	—	—	—	—
Total	$0.6400	$131,467	$0.6245	$28,649	$0.6090	$140,408	$0.5874	$19,711

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

Share Repurchase Program

At the discretion of the Board, we have a share repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that we shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that we will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of our shareholders to resume offering to repurchase at least the Baseline Repurchase Amount.

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%
(1)Percentage is based on total shares as of the close of the previous calendar quarter. For the first quarter of 2026, we received shareholder requests to repurchase approximately 9.25% of shares outstanding as of December 31, 2025, which exceeded our offer to repurchase up to 5% of our outstanding shares with respect to such quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.

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

Borrowings

As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of debt of $17,842.0 million and $16,182.0 million, respectively, of which $12,947.0 million and $12,989.7 million, respectively, was outstanding.

A summary of our contractual payment obligations under our Credit Facilities, Unsecured Notes and debt securitization issuances as of March 31, 2026, is as follows:

	March 31, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$723,382	$—	$—	$723,382	$—
HLEND B Funding Facility	900,773	—	—	900,773	—
HLEND C Funding Facility	510,000	—	—	—	510,000
HLEND D Funding Facility	575,428	—	—	575,428	—
HLEND E Funding Facility	903,100	—	—	903,100	—
Revolving Credit Facility	592,290	—	—	592,290	—
November 2027 Notes	155,000	—	155,000	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	250,000	—	—
January 2029 Notes	550,000	—	550,000	—	—

	March 31, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
June 2027 Notes	400,000	—	400,000	—	—
June 2030 Notes	500,000	—	—	500,000	—
September 2028-1 Notes	600,000	—	600,000	—	—
November 2030 Notes	500,000	—	—	500,000	—
April 2029 Notes	350,000	—	—	350,000	—
April 2031 Notes	400,000	—	—	—	400,000
2023 CLO Refinancing Secured Notes	578,000	—	—	—	578,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000
2025-4 CLO Secured Notes	850,000	—	—	—	850,000
2026 CLO Secured Notes	510,000	—	—	—	510,000
Total	$12,946,973	$—	$2,904,000	$5,444,973	$4,598,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $3,218.7 million and $3,421.9 million, respectively.

Other Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending or threatened litigation.

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

Recent Developments

See “Note 12. Subsequent Events” to the consolidated financial statements for a summary of recent developments.

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

For a description of our critical accounting policies, see “Note 2. Significant Accounting Policies” in our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, 98.5% of our performing debt and other income producing investments (excluding investments in joint ventures) at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates

(considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$727,971	$(385,724)	$342,247
Up 200 basis points	$485,297	$(257,149)	$228,148
Up 100 basis points	$242,622	$(128,575)	$114,047
Down 100 basis points	$(241,391)	$128,575	$(112,816)
Down 200 basis points	$(480,590)	$257,149	$(223,441)
Down 300 basis points	$(689,813)	$385,724	$(304,089)

We have in the past and may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026.

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

The following table sets forth information regarding repurchases of our common shares during the three months ended March 31, 2026 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased
February 3, 2026	March 4, 2026	$24.79	24,646,802	5.00%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 6. Exhibits.

Exhibit Number
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

4.2
Tenth Supplemental Indenture, dated as of January 13, 2026, relating to the 5.650% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.3	Form of 5.150% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.4	Form of 5.650% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on January 13, 2026).

4.5
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

4.6
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

10.1
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

10.2
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

10.3
Placement Agreement, dated as of March 26, 2026, by and between HLEND CLO 2026-5, LLC, as Issuer, and Scotia Capital (USA) Inc., as Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 26, 2026).

10.4
Indenture, dated as of March 26, 2026, by and between HLEND CLO 2026-5, LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 26, 2026).

10.5
Collateral Management Agreement, dated as of March 26, 2026, by and between HLEND CLO 2026-5, LLC, as Issuer, and HPS Corporate Lending Fund, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 26, 2026).

10.6
Sale and Contribution Agreement, dated as of March 26, 2026, by and among HPS Corporate Lending Fund, as Seller, HLEND CLO 2026-5 Investments, LLC, as Intermediate Seller, and HLEND CLO 2026-5, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on March 26, 2026).

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

HPS Corporate Lending Fund

May 11, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

May 11, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer