Form 10-Q
period 2026-06-30
HPS Corporate Lending Fund
filed 2026-08-13
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 10, 2026 was 32,650,042, 198,656,552, 41,427,560 and 224,148,116 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $23,828,531 and $24,605,994 at June 30, 2026 and December 31, 2025, respectively)	$23,607,483	$24,821,751
Non-controlled/affiliated investments (amortized cost of $190,615 and $101,014 at June 30, 2026 and December 31, 2025, respectively)	155,149	99,425
Controlled/affiliated investments (amortized cost of $418,094 and $402,400 at June 30, 2026 and December 31, 2025, respectively)	415,406	416,244
Total investments at fair value (amortized cost of $24,437,240 and $25,109,408 at June 30, 2026 and December 31, 2025, respectively)	24,178,038	25,337,420
Cash	292,812	187,064
Cash equivalents	332,918	403,602
Interest receivable from non-controlled/non-affiliated investments	173,383	187,936
Interest receivable from non-controlled/affiliated investments	1,632	560
Dividend receivable from non-controlled/non-affiliated investments	85	62
Deferred financing costs	51,621	50,341
Deferred offering costs	1,585	2,175
Derivative assets, at fair value (Note 6)	37,717	50,869
Receivable for investments	78,777	83,891
Other assets	34,871	507
Total assets	$25,183,439	$26,304,427
LIABILITIES
Debt (net of unamortized debt issuance costs of $93,670 and $90,359 at June 30, 2026 and December 31, 2025, respectively)	$12,109,708	$12,950,206
Payable for investments purchased	14,692	2,699
Interest payable	154,949	171,991
Derivative liabilities, at fair value (Note 6)	41,939	20,792
Due to affiliates	15,822	16,726
Distribution payable (Note 9)	101,692	106,729
Payable for share repurchases (Note 9)	612,126	472,929
Management fees payable (Note 3)	26,510	13,732
Income based incentive fees payable (Note 3)	44,642	47,328
Capital gains incentive fees payable (Note 3)	—	—
Shareholder servicing and/or distribution fees payable	3,134	3,327
Accrued expenses and other liabilities	8,637	61,137
Total liabilities	13,133,851	13,867,596
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (493,375,252 and 493,104,572 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	4,934	4,931
Additional paid in capital	12,386,993	12,360,689
Distributable earnings (loss)	(342,339)	71,211
Total net assets	12,049,588	12,436,831
Total liabilities and net assets	$25,183,439	$26,304,427
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$4,812,961	$4,855,520
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	197,068,252	192,514,877
Net asset value per share	$24.42	$25.22
Class D Shares:
Net assets	$1,008,729	$1,138,385
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	41,302,193	45,135,208
Net asset value per share	$24.42	$25.22
Class F Shares:
Net assets	$5,442,481	$5,629,111
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	222,846,336	223,188,196
Net asset value per share	$24.42	$25.22
Class S Shares:
Net assets	$785,417	$813,815
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	32,158,471	32,266,291
Net asset value per share	$24.42	$25.22
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$538,573	$465,696	$1,093,047	$873,707
Payment-in-kind interest income	28,841	24,584	57,874	48,683
Dividend income	6,759	1,206	10,937	2,353
Other income	1,374	472	3,431	529
From non-controlled/affiliated investments:
Interest income	1,309	160	1,998	469
Payment-in-kind interest income	1,450	152	3,158	152
From controlled/affiliated investments:
Dividend income	15,512	13,102	30,171	23,613
Total investment income	593,818	505,372	1,200,616	949,506
Expenses:
Interest expense	188,270	157,517	377,054	295,423
Management fees	39,480	32,623	79,371	61,769
Income based incentive fee	44,642	38,163	90,671	71,891
Capital gains incentive fee	—	(6,912)	—	(12,950)
Shareholder servicing and/or distribution fees
Class D	669	699	1,378	1,383
Class F	7,102	6,319	14,240	12,085
Class S	1,746	1,260	3,507	2,254
Professional fees	2,522	1,651	4,762	3,316
Board of Trustees’ fees	152	152	311	314
Administrative service expenses (Note 3)	914	1,240	1,836	2,757
Other general & administrative	3,913	3,333	7,779	6,424
Amortization of continuous offering costs	802	400	1,507	932
Total expenses	290,212	236,445	582,416	445,598
Net investment income before excise tax	303,606	268,927	618,200	503,908
Excise tax expense	622	3,152	2,624	3,445
Net investment income after excise tax	302,984	265,775	615,576	500,463
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(18,955)	(27,420)	(3,734)	(47,306)
Foreign currency forward contracts	(641)	(70,095)	3,312	(104,374)
Foreign currency transactions	(12,623)	1,337	(20,895)	(558)
Net realized gain (loss)	(32,219)	(96,178)	(21,317)	(152,238)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(170,367)	166,678	(436,805)	233,928
Non-controlled/affiliated investments	(25,669)	1,219	(33,877)	1,153
Controlled/affiliated investments	(7,873)	(5,086)	(16,532)	(2,812)
Foreign currency forward contracts	22,601	(85,050)	51,717	(109,152)
Translation of assets and liabilities in foreign currencies	24,982	(90,177)	52,991	(127,779)
Net change in unrealized appreciation (depreciation)	(156,326)	(12,416)	(382,506)	(4,662)
Net realized and change in unrealized gain (loss)	(188,545)	(108,594)	(403,823)	(156,900)
Net increase (decrease) in net assets resulting from operations	$114,439	$157,181	$211,753	$343,563
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after excise tax	$302,984	$265,775	$615,576	$500,463
Net realized gain (loss)	(32,219)	(96,178)	(21,317)	(152,238)
Net change in unrealized appreciation (depreciation)	(156,326)	(12,416)	(382,506)	(4,662)
Net increase (decrease) in net assets resulting from operations	114,439	157,181	211,753	343,563
Distributions to common shareholders:
Class I	(125,915)	(93,712)	(257,382)	(174,358)
Class D	(26,015)	(27,865)	(54,664)	(55,191)
Class F	(134,366)	(122,681)	(274,774)	(234,913)
Class S	(18,772)	(13,883)	(38,483)	(24,851)
Net decrease in net assets resulting from distributions	(305,068)	(258,141)	(625,303)	(489,313)
Share transactions:
Class I:
Proceeds from shares sold	250,423	614,935	710,482	1,225,365
Share transfers between classes	1,555	35,786	3,619	82,538
Distributions reinvested	28,683	29,117	59,161	52,378
Repurchased shares, net of early repurchase deduction	(293,496)	(103,994)	(650,112)	(256,053)
Net increase (decrease) from share transactions	(12,835)	575,844	123,150	1,104,228
Class D:
Proceeds from shares sold	—	73,000	15,248	137,125
Share transfers between classes	—	(35,128)	—	(75,832)
Distributions reinvested	10,336	12,843	22,938	26,075
Repurchased shares, net of early repurchase deduction	(57,625)	(22,035)	(131,920)	(55,956)
Net increase (decrease) from share transactions	(47,289)	28,680	(93,734)	31,412
Class F:
Proceeds from shares sold	46,364	427,197	248,967	709,806
Share transfers between classes	(97)	(1,147)	(1,477)	(4,075)
Distributions reinvested	60,064	55,337	126,892	106,168
Repurchased shares, net of early repurchase deduction	(223,757)	(55,924)	(375,996)	(79,256)
Net increase (decrease) from share transactions	(117,426)	425,463	(1,614)	732,643
Class S:
Proceeds from shares sold	14,097	114,250	56,241	224,484
Share transfers between classes	(1,458)	489	(2,142)	(2,631)
Distributions reinvested	7,506	5,700	15,643	10,293
Repurchased shares, net of early repurchase deduction	(37,352)	(4,616)	(71,237)	(5,698)
Net increase (decrease) from share transactions	(17,207)	115,823	(1,495)	226,448
Total increase (decrease) in net assets	(385,386)	1,044,850	(387,243)	1,948,981
Net assets, beginning of period	12,434,974	9,638,063	12,436,831	8,733,932
Net assets, end of period	$12,049,588	$10,682,913	$12,049,588	$10,682,913

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$211,753	$343,563
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	487,214	(232,269)
Net realized (gain) loss on investments	3,734	47,306
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(51,717)	109,152
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(53,656)	129,339
Net accretion of discount and amortization of premium, net	(48,417)	(36,197)
Amortization of deferred financing costs	6,126	5,188
Amortization of original issue discount and debt issuance costs	14,659	9,836
Amortization of offering costs	1,507	932
Payment-in-kind interest capitalized	(64,721)	(47,475)
Payment-in-kind dividends capitalized	(2,684)	(2,317)
Purchases of investments	(2,089,729)	(5,127,501)
Proceeds from sale of investments and principal repayments	2,873,985	773,108
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	14,553	(17,225)
Interest receivable from non-controlled/affiliated investments	(1,072)	(199)
Dividend receivable from non-controlled/non-affiliated investments	(23)	45
Receivable for investments	5,114	14,285
Other assets	(34,364)	10,756
Payable for investments purchased	11,993	37,965
Interest payable	(17,042)	39,953
Due to affiliates	(904)	(4,303)
Management fees payable	12,778	1,809
Income based incentive fees payable	(2,686)	6,149
Capital gains incentive fees payable	—	(12,950)
Shareholder servicing and/or distribution fees payable	(193)	369
Accrued expenses and other liabilities	(52,500)	54,181
Net cash provided by (used in) operating activities	1,223,708	(3,896,500)
Cash flows from financing activities:
Borrowings on debt	4,219,711	8,284,950
Repayments of debt	(4,917,226)	(5,906,169)
Deferred financing costs paid	(7,406)	(11,257)
Debt issuance costs and original issue discount paid	(17,970)	(42,917)
Deferred offering costs paid	(917)	(549)
Proceeds from issuance of Common Shares	1,030,938	2,296,780
Common Shares repurchased, net of early repurchase deduction	(1,090,068)	(321,179)
Distributions paid in cash	(405,706)	(276,438)
Net cash provided by (used in) financing activities	(1,188,644)	4,023,221
Net increase (decrease) in cash and cash equivalents	35,064	126,721
Cash and cash equivalents, beginning of period	590,666	228,899
Cash and cash equivalents, end of period	$625,730	$355,620

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$373,311	$240,446
Taxes paid during the period	$7,180	$5,428
Distribution payable	$101,692	$89,857
Share repurchases accrued but not paid	$612,126	$186,568
Reinvestment of distributions during the period	$224,634	$194,914
Non-cash purchases of investments	$49,465	$60,560
Non-cash sales of investments	$(49,465)	$(60,560)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Arcfield Acquisition Corp (4)(8)(25)	SF +	5.00%	8.66%	10/28/2031		$82,330	$82,154	$82,092
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		13,671	(33)	(39)
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.50%	5/3/2029		40,384	39,805	40,384
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.52%	5/3/2029		3,034	3,002	3,034
Cadence - Southwick, Inc. (4)(6)(10)(25)	SF +	4.75%	8.52%	5/3/2028		17,561	11,553	11,708
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		9,588	(134)	(68)
Carbon Topco, Inc. (4)(9)(25)	SF +	6.00%	9.66%	11/1/2030		40,837	40,247	40,516
Fastener Distribution Holdings, LLC (4)(9)(25)	SF +	4.75%	8.48%	11/4/2031		74,685	74,115	74,490
Fastener Distribution Holdings, LLC (4)(6)(9)(25)	SF +	4.75%	8.48%	11/4/2031		28,263	10,604	10,771
Fortress Acquisitionco, Inc. (4)(9)(25)	SF +	4.75%	8.48%	2/25/2033		123,421	122,245	120,867
Fortress Acquisitionco, Inc. (4)(6)(9)				2/25/2033		28,716	(273)	(594)
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.64%	1/9/2030		36,769	36,210	35,411
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.64%	1/9/2030		7,742	7,657	7,456
Frontgrade Technologies Holdings Inc. (4)(6)(9)(25)	SF +	5.00%	8.65%	1/10/2028		6,864	1,658	1,597
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.65%	1/9/2030		8,684	8,621	8,363
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.68%	1/9/2030		1,970	1,962	1,897
RH Buyer Inc (4)(10)(25)	SF +	6.75%	10.58%	1/17/2031		114,600	112,861	109,704
RH Buyer Inc (4)(10)(25)	SF +	6.75%	10.58%	1/17/2031		13,792	13,583	13,203
Tex-Tech Industries Inc (4)(9)(25)	SF +	5.00%	8.64%	1/13/2031		80,403	79,796	80,403
Tex-Tech Industries Inc (4)(6)(9)(25)	SF +	5.00%	8.64%	1/13/2031		18,094	10,704	10,856
Tex-Tech Industries Inc (4)(6)(9)(25)	SF +	5.00%	8.64%	1/13/2031		17,192	11,475	11,605
Titan BW Borrower L.P. (4)(8)(25)	SF +	5.38% (incl 2.88% PIK)	9.01%	7/24/2032		233,251	231,277	230,812
Titan BW Borrower L.P. (4)(6)(8)(25)	SF +	4.75%	8.41%	7/24/2032		15,994	9,430	9,410
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		48,935	(424)	(511)
Valence Surface Technologies LLC (4)(10)(25)	SF +	6.75%	10.42%	6/13/2031		158,104	155,280	158,104
Valence Surface Technologies LLC (4)(10)(25)	SF +	6.75%	10.40%	6/13/2031		18,107	17,767	18,107
Valence Surface Technologies LLC (4)(6)(10)(25)	SF +	6.75%	10.42%	6/13/2031		27,526	26,598	27,120
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		13,777	(256)	—
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.14%	5/20/2032		7,418	1,066	1,043
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.14%	5/20/2032		11,071	8,401	8,371
West Star Aviation Acquisition, LLC (4)(9)(24)	SF +	4.50%	8.14%	5/20/2032		52,640	52,308	52,148
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(374)	—
WP CPP Holdings, LLC (4)(10)(25)	SF +	7.00% (incl 3.88% PIK)	10.66%	11/30/2029		207,735	205,124	207,735
Zenith AcquisitionCo LLC (4)(8)(25)	SF +	4.50%	8.17%	1/13/2033		148,161	147,469	147,739
Zenith AcquisitionCo LLC (4)(6)(8)(25)	SF +	4.50%	8.17%	1/13/2033		74,200	3,074	3,221
Zenith AcquisitionCo LLC (4)(6)(12)				1/13/2033		31,229	(146)	(89)
Total Aerospace & Defense							1,524,406	1,526,866	12.67%

Air Freight & Logistics
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032		26,224	(245)	(364)
Zeppelin US Buyer Inc. (4)(6)(9)(25)	SF +	4.75%	8.49%	8/2/2032		13,112	5,037	4,969
Zeppelin US Buyer Inc. (4)(9)(25)	SF +	4.75%	8.48%	8/2/2032		85,664	84,920	84,474
Total Air Freight & Logistics							89,712	89,079	0.74%

Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(29)	E +	5.50%	7.75%	2/13/2032	EUR	65,158	33,506	35,559

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Asset Based Lending and Fund Finance							33,506	35,559	0.30%

Automobile Components
ABC Group Holdings Inc (4)(5)(9)(28)	E +	6.13%	8.30%	8/22/2031	EUR	55,613	63,095	61,185
ABC Group Holdings Inc (4)(5)(9)(23)(28)	E +	7.21%	9.39%	8/22/2031	EUR	539	611	587
ABC Technologies Inc (4)(5)(9)(24)	SF +	6.00%	9.64%	8/22/2031	88,162		85,325	84,891
ABC Technologies Inc (4)(5)(9)(23)(24)	SF +	7.04%	10.69%	8/22/2031	863		836	823
Clarios Global LP (7)(24)	SF +	2.50%	6.14%	5/6/2030	8,635		8,608	8,653
Clarios Global LP (7)(24)	SF +	2.50%	6.14%	1/28/2032	5,339		5,334	5,351
Tenneco Inc (8)(25)	SF +	5.00%	8.74%	11/17/2028	8,000		7,904	7,981
Tenneco Inc (8)(25)	SF +	4.75%	8.49%	11/17/2028	3,843		3,801	3,830
Total Automobile Components							175,514	173,301	1.44%

Beverages
Vital Bidco AB (4)(5)(10)(24)	SF +	4.25%	7.89%	10/29/2031	96,427		94,940	96,427
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(244)	—
Total Beverages							94,696	96,427	0.80%

Broadline Retail
Auctane Inc (4)(9)(24)	SF +	5.75%	9.52%	6/1/2033	24,250		24,250	24,250
Thrasio LLC (4)(10)(23)(25)	SF +	8.00%	12.01%	6/18/2029	300		8	300
Total Broadline Retail							24,258	24,550	0.20%

Building Products
Enstall Group B.V. (4)(5)(8)(19)(29)	E +	6.50%		8/30/2028	EUR	66,292	67,687	38,322
Fire Flow Intermediate Corporation (4)(9)(25)	SF +	4.75%	8.41%	7/10/2031	122,131		121,244	120,159
Fire Flow Intermediate Corporation (4)(6)(9)(25)	SF +	4.75%	8.48%	7/10/2031	18,383		10,392	10,273
Fire Flow Intermediate Corporation (4)(6)(9)				7/10/2031	42,893		(416)	(693)
Nexus Intermediate III, LLC (4)(9)(26)	SF +	4.75%	8.49%	12/6/2029	1,035		1,042	1,017
Saber Parent Holdings Corp (4)(7)(25)	SF +	4.75% (incl 2.25% PIK)	8.42%	12/16/2032	101,533		101,070	99,666
Saber Parent Holdings Corp (4)(6)(7)(24)	SF +	4.75% (incl 2.25% PIK)	8.38%	12/16/2032	27,711		4,943	4,566
Saber Parent Holdings Corp (4)(6)(10)(45)	P +	3.50%	10.25%	12/16/2032	15,205		6,995	6,785
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.14%	12/19/2029	73		70	72
SWF Holdings I Corp (10)(24)	SF +	4.00%	7.76%	10/6/2028	667		641	358
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.12%	12/19/2029	94		93	94
Total Building Products							313,761	280,619	2.33%

Capital Markets
DRW Holdings LLC (7)(24)	SF +	3.50%	7.14%	6/26/2031	13,075		13,024	12,593
Jump Financial LLC (4)(7)(25)	SF +	3.50%	7.23%	2/26/2032	3,866		3,857	3,871
Wharf Street Ratings Acquisition LLC (4)(9)(24)	SF +	4.50%	8.14%	9/16/2032	234,625		232,540	234,625
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	26,191		(247)	—
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	27,944		(248)	—
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.40%	4/21/2028	39,424		39,202	39,144
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.40%	4/21/2028	14,154		14,087	14,054
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.40%	4/21/2028	9,591		9,529	9,523
Yes Energy LLC (4)(6)(10)				4/21/2028	2,443		—	(17)
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.40%	4/21/2028	7,395		7,329	7,342
Total Capital Markets							319,073	321,135	2.67%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets

Chemicals
Bakelite US Holdco Inc (7)(25)	SF +	3.75%	7.48%	12/23/2031	6,114		6,066	6,114
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.83%	11/9/2026	9,882		9,858	9,374
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.83%	11/9/2026	779		777	739
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.83%	11/9/2026	778		775	738
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	13.83%	11/9/2026	8,608		8,583	8,166
Discovery Purchaser Corp (8)(25)	SF +	3.75%	7.41%	10/4/2029	5,104		4,971	5,091
Formerra LLC (4)(10)(24)	SF +	7.25%	10.96%	11/1/2028	103,017		101,684	101,502
Formerra LLC (4)(6)(10)(24)	SF +	7.25%	10.97%	11/1/2028	12,031		3,457	3,432
Formerra LLC (4)(10)(24)	SF +	7.25%	10.96%	11/1/2028	4,145		4,090	4,084
Fortis 333 Inc (7)(25)	SF +	3.25%	6.98%	3/27/2032	2,080		2,076	2,076
Lummus Technology Holdings V LLC (7)(24)	SF +	2.50%	6.14%	12/31/2029	24,727		24,572	24,452
Total Chemicals							166,909	165,768	1.38%

Commercial Services & Supplies
ABC Legal Holdings, LLC (4)(9)(25)	SF +	4.25%	7.91%	8/13/2032	80,256		79,554	81,058
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	24,138		(226)	241
ABC Legal Holdings, LLC (4)(6)(9)				8/13/2032	16,200		(142)	—
Allied Universal Holdco LLC (7)(24)	SF +	3.25%	6.89%	8/20/2032	13,014		12,999	13,035
Apex Group Treasury LLC (5)(7)(25)	SF +	3.50%	7.15%	2/27/2032	13,412		13,305	12,740
Argos Health Holdings, Inc. (4)(9)(25)	SF +	5.00%	8.68%	12/3/2029	1,433		1,425	1,433
AVSC Holding Corp. (4)(9)(24)	SF +	5.00%	8.64%	12/5/2031	73,261		72,123	73,261
AVSC Holding Corp. (4)(6)(9)(24)	SF +	5.00%	8.62%	12/5/2029	8,660		920	1,018
Axiom Buyer, LLC (4)(10)(24)	SF +	6.50%	10.14%	1/14/2030	147,699		145,327	144,997
Axiom Buyer, LLC (4)(6)(10)				1/14/2030	16,189		(332)	(296)
Axiom Buyer, LLC (4)(6)(10)(24)	SF +	6.50%	10.14%	1/14/2030	18,189		11,921	11,880
Certania Beteiligungen GmbH (4)(5)(7)(29)	E +	6.55%	8.84%	5/23/2029	EUR	22,824	26,087	25,271
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	9,457		(132)	(23)
Coretrust Purchasing Group LLC (4)(9)(24)	SF +	5.25%	8.89%	10/1/2029	73,264		72,376	73,084
Guardian US Holdco LLC (8)(25)	SF +	3.25%	6.98%	1/31/2030	7,762		7,681	7,674
ImageFIRST Holdings, LLC (7)(25)	SF +	3.00%	6.66%	3/12/2032	4,620		4,611	4,630
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.66%	11/4/2030	21,547		21,486	15,505
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.73%	11/4/2030	3,394		3,366	2,442
NBG Acquisition Corp. (4)(6)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.73%	11/4/2030	2,948		2,222	1,406
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.14%	6/4/2032	119,100		118,091	117,204
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	30,474		(258)	(485)
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.14%	6/4/2032	26,497		26,271	26,075
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.50%	9.16%	9/10/2030	100,093		98,694	98,647
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.50%	9.16%	9/10/2030	30,723		30,218	30,279
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	16,125		(226)	(233)
Retail Services WIS Corporation (4)(10)(25)	SF +	6.75%	10.42%	8/29/2030	108,879		107,067	106,214
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	25,930		(475)	(635)
Sentinel Buyer Corp. (4)(6)(9)				11/6/2032	21,437		(173)	(365)
Sentinel Buyer Corp. (4)(9)(24)	SF +	5.00%	8.64%	11/6/2032	257,181		255,203	252,800
Team, Inc. (4)(10)(25)	SF +	5.75%	9.42%	3/12/2030	51,705		50,846	50,725

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Team, Inc. (4)(6)(10)				3/12/2030	14,960		(293)	(284)
The.Team SME LLC (7)(24)	SF +	2.50%	6.14%	6/23/2032	4,146		4,128	4,148
Victors Purchaser LLC (4)(8)(25)	SF +	4.50%	8.23%	12/23/2032	74,072		73,900	72,836
Victors Purchaser LLC (4)(6)(8)				12/23/2032	5,802		(28)	(97)
Victors Purchaser LLC (4)(6)(8)(24)	SF +	4.50%	8.14%	12/23/2032	11,035		1,026	892
Total Commercial Services & Supplies							1,238,562	1,227,077	10.18%

Communications Equipment
Ribbon Communications Operating Company, Inc (4)(5)(10)(24)	SF +	6.25%	9.89%	6/21/2029	54,291		53,645	53,709
Ribbon Communications Operating Company, Inc (4)(5)(6)(14)				6/21/2029	6,365		(76)	(68)
Total Communications Equipment							53,569	53,641	0.45%

Construction & Engineering
NRO Holdings III Corp. (4)(6)(9)(24)	SF +	5.25%	8.88%	7/15/2030	100		82	82
NRO Holdings III Corp. (4)(9)(26)	SF +	5.25%	8.94%	7/15/2031	674		664	671
NRO Holdings III Corp. (4)(6)(9)(26)	SF +	5.25%	8.87%	7/15/2031	213		151	153
Pike Corporation (4)(9)(24)	SF +	4.25%	7.89%	12/20/2032	119,012		118,462	116,793
Pike Corporation (4)(6)(9)				12/20/2032	25,872		(124)	(482)
Pike Corporation (4)(6)(9)				12/20/2032	19,117		(88)	(356)
Total Construction & Engineering							119,147	116,861	0.97%

Consumer Finance
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)(25)	SF +	7.75% PIK	11.40%	2/9/2028	22,526		22,489	22,505
Total Consumer Finance							22,489	22,505	0.19%

Consumer Staples Distribution & Retail
DIA Finance S.L.U. (4)(5)(9)(29)	E +	6.50%	8.90%	12/27/2029	EUR	170,600	174,142	193,642
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.98%	3/29/2032	59,236		58,872	59,236
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	7.98%	3/29/2032	27,224		27,102	27,224
Puma Buyer LLC (4)(6)(8)				3/29/2032	15,248		(85)	—
SW Ingredients Holdings, LLC (4)(6)(9)(24)	SF +	5.00%	8.64%	5/2/2030	32,714		6,167	6,091
SW Ingredients Holdings, LLC (4)(9)(24)	SF +	5.00%	8.64%	5/2/2030	190,554		188,355	187,925
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	23,763		(315)	(328)
Vermont Aus Pty Ltd (4)(5)(9)(36)	B +	4.50%	9.01%	3/23/2028	AUD	54,861	39,451	37,980
Total Consumer Staples Distribution & Retail							493,689	511,770	4.25%

Containers & Packaging
BP Purchaser, LLC (4)(9)(25)	SF +	7.50% (incl 1.00% PIK)	11.43%	12/11/2028	28,381		28,185	21,462
Capripack Debtco PLC (4)(5)(10)(28)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	13,918	14,929	16,059
Capripack Debtco PLC (4)(5)(10)(28)	E +	5.75% (incl 2.50% PIK)	7.76%	1/3/2030	EUR	74,922	80,361	86,447
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.65%	1/3/2030	EUR	30,829	31,318	35,572
Capripack Debtco PLC (4)(5)(10)(29)	E +	5.75% (incl 2.50% PIK)	7.65%	1/3/2030	EUR	26,975	27,403	31,125
Clydesdale Acquisition Holdings Inc (8)(24)	SF +	3.18%	6.82%	4/13/2029	7,576		7,564	7,454
Total Containers & Packaging							189,760	198,119	1.64%

Distributors

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Thermostat Purchaser III Inc (9)(25)	SF +	4.25%	7.98%	8/31/2028	7,860		7,860	7,783
Total Distributors							7,860	7,783	0.06%

Diversified Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)(19)(37)	B +	9.38% PIK		3/21/2028	AUD	65,738	39,575	25,549
Aesthetics Australia Group Pty Ltd (4)(5)(6)(8)(19)(36)	B +	9.38% PIK		3/21/2028	AUD	5,806	2,642	2,543
AI Learning (Singapore) PTE. LTD. (4)(5)(12)(43)	SORA +	7.50%	9.00%	5/25/2027	SGD	45,400	33,317	34,769
American Academy Holdings, LLC (4)(17)(24)	SF +	9.25% (incl 5.00% PIK)	13.01%	6/30/2027	59,722		59,722	57,295
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.38%	6/16/2027	18,892		18,839	18,808
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.38%	6/16/2027	9,232		9,193	9,191
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.38%	6/16/2027	29,015		28,685	28,886
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.38%	6/16/2027	56,954		56,758	56,700
Club Car Wash Operating, LLC (4)(10)(25)	SF +	5.50%	9.38%	6/16/2027	30,069		29,874	29,935
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.74%	4/30/2027	25,853		25,808	25,853
Express Wash Concepts, LLC (4)(10)(24)	SF +	5.00%	8.74%	4/30/2027	46,038		45,960	46,038
HMH CO (8)(25)	SF +	5.25%	9.01%	4/9/2029	24,611		24,303	19,554
IXM Holdings, Inc. (4)(6)(11)(24)	SF +	5.75%	9.41%	12/14/2030	4,013		1,853	1,789
IXM Holdings, Inc. (4)(11)(24)	SF +	5.75%	9.43%	12/14/2030	19,922		19,646	19,410
IXM Holdings, Inc. (4)(11)(24)	SF +	5.75%	9.41%	12/14/2030	20,736		20,549	20,204
KUEHG Corp. (5)(8)(25)	SF +	2.75%	6.48%	6/12/2030	2,350		2,347	2,269
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.83%	3/12/2029	12,571		12,477	10,775
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.67%	3/12/2029	46,773		46,055	40,088
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.83%	3/12/2029	31,009		30,901	26,577
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	102,659		101,929	102,066
Spotless Brands, LLC (4)(6)(10)				7/25/2028	5,175		(35)	(30)
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	20,994		20,847	20,872
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	15,579		15,471	15,489
Spotless Brands, LLC (4)(10)(25)	SF +	5.50%	9.17%	7/25/2028	30,700		30,524	30,469
University Support Services LLC (8)(24)	SF +	2.75%	6.39%	2/10/2029	3,129		3,000	3,088
Total Diversified Consumer Services							680,240	648,187	5.38%

Diversified Telecommunication Services
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.74%	7/17/2028	13,513		13,441	12,361
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.74%	7/17/2028	2,860		2,848	2,616
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.74%	7/17/2028	1,143		1,137	1,045
Meriplex Communications, LTD (4)(9)(24)	SF +	5.00%	8.74%	7/17/2028	380		375	348
Total Diversified Telecommunication Services							17,801	16,370	0.14%

Electric Utilities
Cricket Valley Energy Center LLC (4)(18)(25)	SF +	5.00%	8.75%	6/26/2030	65,231		63,932	64,566
Total Electric Utilities							63,932	64,566	0.54%

Electrical Equipment
Arcline FM Holdings LLC (9)(26)	SF +	2.75%	6.48%	6/23/2030	18,037		18,037	18,120
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973		(146)	(41)
Truck-Lite Co, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	2/13/2032	32,747		12,484	12,693
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	16,303		(225)	(116)
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.41%	2/13/2032	90,327		89,095	89,687
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.41%	2/13/2032	3,381		3,352	3,357
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.43%	2/13/2032	1,946		1,920	1,932

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Electrical Equipment							124,517	125,632	1.04%

Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(10)(24)	SF +	6.00%	9.64%	11/8/2029	67,626		66,681	67,626
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.56%	1/27/2028	43,961		43,601	43,856
CC WDW Borrower, Inc. (4)(6)(10)(25)	SF +	6.75%	10.56%	1/27/2028	5,122		4,570	4,598
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.63%	1/27/2028	2,283		2,283	2,277
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.48%	7/20/2029	89,871		89,278	89,330
Dwyer Instruments Inc (4)(9)(25)	SF +	4.75%	8.48%	7/20/2029	13,303		13,204	13,223
Dwyer Instruments Inc (4)(6)(9)(25)	SF +	4.75%	8.49%	7/20/2029	15,177		12,769	12,777
Hobbs & Associates LLC (7)(24)	SF +	2.75%	6.39%	7/23/2031	15,281		15,233	15,278
Resilience Parent LLC (7)(26)	SF +	2.50%	6.23%	2/28/2033	4,348		4,337	4,343
Total Electronic Equipment, Instruments & Components							251,956	253,308	2.10%

Energy Equipment & Services
Camin Cargo Control Holdings, Inc. (4)(10)(25)	SF +	5.50%	9.14%	12/7/2029	62,953		62,249	59,602
Camin Cargo Control Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.13%	12/7/2029	6,622		6,522	6,269
Camin Cargo Control Holdings, Inc. (4)(6)(10)(25)	SF +	5.50%	9.13%	12/7/2029	9,702		7,912	7,504
Total Energy Equipment & Services							76,683	73,375	0.61%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,114		1,089	1,112
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.83%	6/18/2029	691		688	615
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.83%	6/18/2029	11,812		11,754	10,515
Endeavor Operating Co LLC (5)(7)(24)	SF +	2.75%	6.39%	3/24/2032	8,137		8,104	8,156
Global Music Rights, LLC (4)(9)(25)	SF +	4.25%	7.98%	12/20/2031	439,167		435,725	443,559
Global Music Rights, LLC (4)(6)(9)(24)	SF +	4.25%	7.88%	12/20/2031	46,796		18,353	18,719
Total Entertainment							475,713	482,676	4.01%

Financial Services
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.92%	2/8/2031	EUR	44,620	46,813	51,428
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	7.92%	2/8/2031	EUR	6,374	6,778	7,347
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.75%	8.34%	2/8/2031	EUR	46,285	52,031	53,347
Ascensus Holdings, Inc. (8)(24)	SF +	3.00%	6.64%	11/25/2032	13,970		13,938	13,667
Earps Bidco Limited (4)(5)(7)(32)	SN +	4.50%	8.23%	3/28/2032	GBP	37,700	48,195	50,013
Earps Bidco Limited (4)(5)(6)(7)(32)	SN +	4.50%	8.23%	3/28/2032	GBP	8,094	6,966	7,071
Earps Bidco Limited (4)(5)(7)(29)	E +	4.50%	6.79%	3/28/2032	EUR	5,661	6,463	6,468
Eisner Advisory Group LLC (8)(24)	SF +	4.00%	7.64%	2/28/2031	8,459		8,403	8,326
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	99,653		98,316	98,216
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	14,246		14,033	14,041
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(120)	(115)
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	14,018		13,899	13,816
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	9,311		9,235	9,177
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	57,140		56,642	56,317
Empower Payments Investor, LLC (4)(9)(24)	SF +	4.50%	8.14%	3/12/2031	17,185		17,031	16,938
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.39%	3/12/2031	73,633		73,291	72,572
Focus Financial Partners, LLC (7)(24)	SF +	2.50%	6.14%	9/15/2031	17,777		17,718	17,385
Harp Finco LTD (4)(5)(7)(32)	SN +	5.00%	8.73%	3/29/2032	GBP	15,898	20,251	20,886

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
June Purchaser LLC (7)(24)	SF +	2.75%	6.39%	11/28/2031	9,593		9,563	9,614
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	4
Madonna Bidco Ltd (4)(5)(7)(32)	SN +	5.00%	8.73%	10/25/2031	GBP	51,131	65,269	67,830
Madonna Bidco Ltd (4)(5)(6)(7)(32)	SN +	5.00%	8.73%	10/25/2031	GBP	10,435	460	706
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.48%	8/29/2031	1,488		1,477	1,473
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.48%	8/29/2031	11,836		11,743	11,719
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	1,125		(8)	(11)
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.48%	8/29/2031	3,601		3,570	3,565
More Cowbell II, LLC (4)(6)(9)				9/1/2029	5,393		(57)	(11)
More Cowbell II, LLC (4)(9)(27)	SF +	4.25%	7.74%	9/1/2030	36,293		35,861	36,260
Neon Maple US Debt Mergersub Inc (5)(7)(24)	SF +	2.50%	6.14%	11/17/2031	3,121		3,102	3,048
Oak Funding LLC (4)(6)(8)				12/2/2032	19,556		(187)	(312)
Oak Funding LLC (4)(8)(25)	SF +	4.50%	8.16%	12/2/2032	199,943		198,108	196,756
Orthrus Ltd (4)(5)(7)(32)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	35,764	45,099	46,581
Orthrus Ltd (4)(5)(7)(29)	E +	6.25% (incl 2.75% PIK)	8.55%	12/5/2031	EUR	31,956	33,501	35,842
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	9.90%	12/5/2031	84,427		83,328	82,891
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	7,149	(141)	(173)
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	9.90%	12/5/2031	12,219		12,051	11,996
Osaic Holdings Inc (7)(25)	SF +	2.50%	6.23%	7/30/2032	15,122		15,089	14,946
PEX Holdings LLC (7)(25)	SF +	2.75%	6.48%	11/26/2031	14,813		14,784	14,813
PF Finco PTY LTD (4)(5)(10)(35)	B +	6.25%	10.61%	5/30/2030	AUD	41,852	26,499	28,418
Priority Holdings, LLC (5)(8)(24)	SF +	3.75%	7.39%	8/2/2032	4,058		4,050	4,009
Transnetwork LLC (8)(25)	SF +	4.75%	8.48%	12/30/2030	68,020		67,436	59,942
Travelex Issuerco 2 PLC (4)(5)(14)(32)	SN +	8.00%	11.73%	9/22/2028	GBP	21,499	25,848	28,239
Total Financial Services							1,166,319	1,175,045	9.75%

Food Products
Aspire Bakeries Holdings LLC (7)(24)	SF +	3.00%	6.64%	12/23/2030	10,899		10,869	10,972
Specialty Ingredients, LLC (4)(9)(24)	SF +	4.75%	8.49%	2/12/2029	87,533		86,812	86,961
Specialty Ingredients, LLC (4)(6)(9)(24)	SF +	4.75%	8.49%	2/12/2029	11,279		2,165	2,182
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.50%	10/2/2030	58,207		57,410	58,207
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.50%	10/2/2030	16,168		15,941	16,168
Sugar PPC Buyer LLC (4)(6)(10)(26)	SF +	4.75%	8.60%	10/2/2030	14,431		4,182	4,299
Total Food Products							177,379	178,789	1.48%

Gas Utilities
Energos Infrastructure Holdings Finance LLC (4)(5)(10)(25)	SF +	5.75%	9.58%	8/13/2027	37,879		37,716	37,879
Total Gas Utilities							37,716	37,879	0.31%

Health Care Equipment & Supplies
ABB/CON-CISE Optical Group LLC (4)(9)(25)	SF +	7.50%	11.39%	2/23/2028	21,259		21,104	21,104
Agiliti Health, Inc. (7)(26)	SF +	3.00%	6.58%	5/1/2030	9,926		9,591	9,600
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.48%	9/30/2032	148,054		146,733	144,948
Bayou Intermediate II, LLC (4)(6)(9)(25)	SF +	4.75%	8.48%	9/30/2032	40,378		31,123	30,648
Bayou Intermediate II, LLC (4)(6)(9)(25)	SF +	4.75%	8.48%	9/30/2032	25,989		12,438	12,129
Ensemble RCM LLC (7)(25)	SF +	3.00%	6.66%	2/9/2033	20,117		20,093	20,061
Resonetics, LLC (9)(25)	SF +	2.75%	6.42%	6/18/2031	37,963		37,896	37,963

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Spruce Bidco II Inc (4)(6)(9)(26)	SF +	4.75%	8.46%	1/31/2032	43,899		16,547	16,383
Spruce Bidco II Inc (4)(9)(25)	SF +	4.75%	8.41%	1/31/2032	162,884		160,935	160,329
Spruce Bidco II Inc (4)(9)(38)	C +	4.75%	7.05%	1/31/2032	CAD	34,650	23,637	24,035
Spruce Bidco II Inc (4)(9)(44)	TN +	5.00%	5.98%	1/31/2032	JPY	3,706,771	23,648	22,434
Spruce Bidco II Inc (4)(9)(23)(25)	SF +	5.73%	9.39%	1/31/2032	944		932	929
TecoStar Holdings Inc (4)(10)(25)	SF +	6.75% PIK	10.39%	5/12/2032	223,437		220,503	223,437
Viant Medical Holdings, Inc. (7)(24)	SF +	4.00%	7.64%	10/29/2031	13,248		13,197	12,505
Zeus Company LLC (4)(9)(25)	SF +	5.40%	9.13%	2/28/2031	123,507		122,288	118,708
Zeus Company LLC (4)(9)(25)	SF +	5.40%	9.13%	2/28/2031	11,417		11,299	10,974
Zeus Company LLC (4)(6)(9)(25)	SF +	5.40%	9.14%	2/28/2030	21,506		3,388	2,876
Total Health Care Equipment & Supplies							875,352	869,063	7.21%

Health Care Providers & Services
123Dentist Inc (4)(5)(9)(38)	C +	5.00%	7.28%	8/10/2029	CAD	23,575	16,709	16,595
123Dentist Inc (4)(5)(9)(38)	C +	5.00%	7.28%	8/10/2029	CAD	55,904	42,891	39,351
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.89%	7/2/2031	146,889		145,315	146,133
AB Centers Acquisition Corporation (4)(6)(9)(24)	SF +	5.25%	8.89%	7/2/2031	25,262		12,126	12,304
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.89%	7/2/2031	49,606		49,293	49,350
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.89%	7/2/2031	119,800		119,038	119,183
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	24,356		(227)	(125)
AB Centers Acquisition Corporation (4)(9)(23)(24)	SF +	6.32%	9.97%	7/2/2031	1,320		1,311	1,301
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	8.89%	7/2/2031	3,277		3,256	3,261
AB Centers Acquisition Corporation (4)(9)(23)(24)	SF +	6.32%	9.97%	7/2/2031	698		694	689
Aryeh Bidco Investment Ltd (4)(5)(6)(9)(39)	C +	5.00%	7.29%	1/14/2033	CAD	34,074	3,322	2,999
Aryeh Bidco Investment Ltd (4)(5)(9)(39)	C +	5.00%	7.29%	1/14/2033	CAD	183,025	130,612	126,680
Aryeh Bidco Investment Ltd (4)(5)(6)(9)(39)	C +	5.00%	7.29%	1/14/2033	CAD	24,551	1,974	1,765
Aspen Dental Management Inc. (ADMI Corp) (8)(24)	SF +	3.75%	7.51%	12/23/2027	3,251		3,223	2,924
Aspen Dental Management Inc. (ADMI Corp) (7)(24)	SF +	5.75%	9.39%	12/23/2027	841		844	793
ATI Holdings Acquisition, Inc. (4)(5)(10)(25)	SF +	6.75%	10.53%	2/24/2028	41,092		40,863	40,737
Baart Programs, Inc. (4)(10)(19)(25)	SF +	5.00% PIK		6/11/2027	10,018		9,935	6,413
Blazing Star Shields Direct Parent, LLC (4)(10)(25)	SF +	6.00%	9.67%	8/28/2030	491,915		483,731	501,753
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	21,972		(365)	—
Charlotte Buyer Inc (8)(24)	SF +	4.50%	8.15%	6/30/2031	12,375		12,251	12,379
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	6,558		(88)	—
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674		(182)	—
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.64%	8/7/2031	169,268		167,665	169,268
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.64%	8/7/2031	19,022		18,788	19,022
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	25,062		(342)	—
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.12%	3/15/2028	137,491		137,086	135,562
Diagnostic Services Holdings, Inc. (4)(6)(10)(24)	SF +	5.50%	9.12%	3/15/2028	2,993		1,738	1,704
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.12%	3/15/2028	2,862		2,769	2,822
EPFS Buyer, Inc. (4)(9)(25)	SF +	4.50%	8.23%	7/31/2031	37,916		37,593	37,417
EPFS Buyer, Inc. (4)(6)(9)				7/31/2031	1,182		(11)	(16)
EPFS Buyer, Inc. (4)(6)(13)(45)	P +	3.50%	10.25%	7/31/2031	3,814		883	865
ERC Topco Holdings, LLC (4)(10)(25)	SF +	6.50% PIK	10.49%	3/31/2030	8,070		7,715	6,226
ERC Topco Holdings, LLC (4)(6)(10)(25)	SF +	5.50%	9.49%	3/31/2030	1,561		1,244	1,356
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127		(211)	—
FC Compassus LLC (4)(7)(25)	SF +	5.50% (incl 1.25% PIK)	9.17%	11/26/2030	146,341		144,752	146,341
FC Compassus LLC (4)(6)(7)(24)	SF +	5.50% (incl 1.25% PIK)	9.17%	11/26/2030	15,823		1,575	1,777

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
FC Compassus LLC (4)(7)(23)(25)	SF +	6.66% (incl 1.73% PIK)	10.33%	11/26/2030	1,184		1,172	1,184
FC Compassus LLC (4)(6)(7)(23)(24)	SF +	6.98% (incl 2.07% PIK)	10.62%	11/26/2030	128		13	15
Global Medical Response Inc (7)(24)	SF +	3.25%	6.89%	10/1/2032	20,222		20,177	20,298
Indigo Purchaser, Inc. (4)(9)(25)	SF +	4.75%	8.48%	11/21/2031	110,704		109,425	110,704
Indigo Purchaser, Inc. (4)(6)(9)(25)	SF +	4.75%	8.48%	11/21/2031	25,579		7,471	7,808
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478		(202)	—
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.14%	2/13/2031	133,926		132,502	133,437
MB2 Dental Solutions, LLC (4)(6)(9)(24)	SF +	5.50%	9.14%	2/13/2031	13,909		1,903	2,036
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.14%	2/13/2031	27,788		27,401	27,686
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.14%	2/13/2031	19,522		19,233	19,451
NP Kaba Mergersub, Inc. (4)(8)(25)	SF +	4.50%	8.23%	1/31/2033	173,342		172,527	170,060
NP Kaba Mergersub, Inc. (4)(6)(8)				1/31/2033	11,480		(56)	(217)
NP Kaba Mergersub, Inc. (4)(6)(8)				1/31/2033	20,394		(96)	(386)
Parexel International, Inc. (8)(24)	SF +	2.50%	6.14%	12/12/2031	16,507		16,419	16,529
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	4.50%	8.39%	3/14/2028	26,331		26,176	26,331
Pinnacle Fertility, Inc. (4)(9)(26)	SF +	4.50%	8.48%	3/14/2028	9,023		8,975	9,023
Plasma Buyer LLC (4)(9)(19)(25)	SF +	5.75% PIK		5/12/2029	91,148		81,936	40,520
Plasma Buyer LLC (4)(9)(19)(25)	SF +	5.75% PIK		5/12/2029	3,455		3,089	1,536
Plasma Buyer LLC (4)(6)(9)(19)(25)	SF +	5.75% PIK		5/12/2028	10,414		9,335	4,587
Plasma Buyer LLC (4)(6)(9)(19)(25)	SF +	6.25% PIK		3/31/2027	6,409		1,816	1,995
PPV Intermediate Holdings, LLC (4)(9)(25)	SF +	5.75%	9.42%	8/31/2029	21,179		21,001	20,562
PPV Intermediate Holdings, LLC (4)(6)(9)(25)	SF +	5.75%	9.39%	8/31/2029	2,965		1,011	951
Premise Health Holding Corp (4)(9)(25)	SF +	4.75%	8.48%	11/8/2032	30,125		29,852	29,441
Premise Health Holding Corp (4)(6)(9)(25)	SF +	4.75%	8.48%	11/8/2032	12,751		7,515	7,346
Premise Health Holding Corp (4)(6)(9)				11/6/2031	2,984		(27)	(62)
Prism One Buyer, LLC (4)(9)(26)	SF +	5.25%	9.10%	10/11/2032	68,205		67,594	66,824
Prism One Buyer, LLC (4)(6)(9)				10/11/2032	18,000		(161)	(364)
PTSH Intermediate Holdings, LLC (4)(9)(25)	SF +	5.00%	8.73%	1/8/2033	10,106		9,946	9,872
Solis Mammography Buyer, Inc. (4)(9)(25)	SF +	5.50% (incl 2.50% PIK)	9.23%	5/29/2032	199,419		196,906	194,929
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	19,774		(276)	(445)
Solis Mammography Buyer, Inc. (4)(6)(9)(25)	SF +	5.00%	8.74%	5/29/2030	33,548		4,080	3,874
Southern Veterinary Partners LLC (7)(25)	SF +	2.50%	6.16%	12/4/2031	5,794		5,761	5,795
Syneos Health Inc (7)(25)	SF +	4.00%	7.73%	9/27/2030	14,808		14,744	14,845
Teca Lorien NZ Bidco Private Limited (4)(5)(8)(34)	BB +	5.25%	8.04%	4/14/2032	NZD	94,856	55,000	53,220
Teca Lorien NZ Bidco Private Limited (4)(5)(6)(8)				4/14/2032	NZD	10,312	(74)	(71)
Tenet Healthcare Corp (5)(7)		5.13%	5.13%	11/1/2027	2,695		2,705	2,696
Tivity Health Inc (4)(9)(24)	SF +	5.00%	8.64%	6/28/2029	127,864		126,693	127,864
TTF Lower Intermediate LLC (7)(26)	SF +	3.75%	7.38%	7/18/2031	11,996		11,850	8,883
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.43%	7/17/2028	42,194		41,895	41,819
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.42%	7/17/2028	25,876		25,700	25,646
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.75%	9.41%	7/17/2028	32,011		31,792	31,726
Vaxcare Intermediate II LLC (4)(8)(25)	SF +	4.25%	7.98%	6/17/2032	59,258		58,753	59,258
Vaxcare Intermediate II LLC (4)(6)(12)(45)	P +	3.25%	10.00%	6/17/2032	11,986		2,175	2,277
WCAS XIII Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2029	135,630		134,263	133,438
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	56,433		55,597	55,461
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	8,342		8,214	8,198
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	15,932		15,681	15,658

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	13,613		13,378	13,379
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	3,581		3,517	3,519
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	9.98%	12/31/2032	8,450		8,294	8,305
Total Health Care Providers & Services							3,190,365	3,144,270	26.09%

Health Care Technology
AthenaHealth Group Inc. (8)(24)	SF +	2.75%	6.39%	2/15/2029	6,345		6,305	6,340
HT Intermediary III, Inc. (4)(9)(25)	SF +	4.50%	8.24%	11/12/2030	10,286		10,234	10,286
HT Intermediary III, Inc. (4)(9)(24)	SF +	4.50%	8.15%	11/12/2030	41,792		41,639	41,792
HT Intermediary III, Inc. (4)(6)(9)(26)	SF +	4.50%	8.24%	11/12/2030	3,857		1,400	1,414
Project Ruby Ultimate Parent Corp (7)(24)	SF +	2.75%	6.51%	3/10/2028	22,520		22,471	22,518
Zelis Payments Buyer, Inc. (7)(24)	SF +	2.75%	6.39%	9/28/2029	10,746		10,716	10,509
Zelis Payments Buyer, Inc. (7)(24)	SF +	3.25%	6.89%	11/26/2031	4,925		4,906	4,816
Total Health Care Technology							97,671	97,675	0.81%

Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (4)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.48%	11/17/2032	105,522		105,044	104,066
Birdie Bidco, Inc. (4)(6)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.48%	11/17/2032	30,319		5,022	4,748
Birdie Bidco, Inc. (4)(6)(9)				11/17/2032	18,850		(86)	(260)
Crunch Holdings LLC (4)(9)(24)	SF +	4.50%	8.14%	9/26/2031	58,061		57,820	58,061
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922		(33)	—
Fertitta Entertainment LLC (8)(24)	SF +	3.25%	6.89%	1/27/2029	9,701		9,550	9,702
Flynn Restaurant Group LP (7)(24)	SF +	3.75%	7.39%	1/28/2032	19,940		19,860	19,771
HB AcquisitionCo Pty Ltd (4)(5)(8)(36)	B +	6.50%	11.04%	8/7/2029	AUD	32,211	21,350	22,160
HB AcquisitionCo Pty Ltd (4)(5)(8)(36)	B +	6.50%	11.03%	8/7/2029	AUD	3,579	2,321	2,462
LC Ahab US Bidco LLC (7)(24)	SF +	2.50%	6.14%	5/1/2031	10,036		9,902	10,044
Legends Global Holding Co LLC (4)(9)(25)	SF +	5.00%	8.66%	8/22/2031	5,474		5,386	5,242
Legends Global Holding Co LLC (4)(6)(9)(24)	SF +	5.00%	8.64%	8/22/2030	14,733		3,848	3,327
Legends Global Holding Co LLC (4)(9)(25)	SF +	5.50% (incl 2.75% PIK)	9.16%	8/22/2031	96,963		95,027	92,840
ONE Group, LLC (4)(10)(25)	SF +	6.50%	10.16%	5/1/2029	14,363		14,119	14,009
ONE Group, LLC (4)(6)(7)(25)	SF +	6.00%	9.67%	10/31/2028	6,649		728	628
Pioneer Opco LLC (7)(24)	SF +	3.25%	6.89%	5/15/2033	4,000		3,980	4,020
Saga Mid Co Limited (4)(5)(10)(32)	SN +	6.50%	10.24%	2/27/2031	GBP	100,868	124,651	137,826
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(842)	1,198
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(127)	199
Travel Leaders Group, LLC (4)(14)(24)	SF +	6.50%	10.24%	3/27/2028	144,672		143,508	143,025
TWG SPORTS LLC (4)(10)(25)	SF +	6.50%	10.24%	6/30/2027	62,500		61,565	61,563
Voyager Parent LLC (7)(25)	SF +	4.25%	7.98%	7/1/2032	14,708		14,330	14,736
Total Hotels, Restaurants & Leisure							696,923	709,367	5.89%

Household Durables
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.83%	6/23/2028	51,981		51,722	42,721
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.83%	6/23/2028	12,456		12,416	10,237
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.83%	6/23/2028	13,789		13,745	11,332
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.83%	6/23/2028	4,582		4,567	3,766
Total Household Durables							82,450	68,056	0.56%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets

Independent Power and Renewable Electricity Producers
Dimension Energy LLC (4)(6)(14)(25)	SF +	4.00%	7.73%	2/29/2028	60,064		37,453	37,232
Hamilton Projects Acquiror LLC (7)(24)	SF +	2.50%	6.14%	5/30/2031	19,100		19,059	19,190
IP Operations II Investco, LLC (4)(15)(26)	SF +	6.50%	10.35%	6/26/2029	23,013		22,738	22,897
Palmetto TE Borrower LLC (4)(14)(25)	SF +	5.50%	9.23%	11/1/2027	171,723		170,604	170,191
Palmetto TE Borrower LLC (4)(6)(14)				11/1/2027	651		(4)	(6)
Sunzia UpperCo LLC (4)(16)(24)	SF +	5.00%	8.73%	7/7/2026	25,000		25,000	25,000
Total Independent Power and Renewable Electricity Producers							274,850	274,504	2.28%

Insurance
Acrisure LLC (7)(24)	SF +	3.00%	6.64%	11/6/2030	18,535		18,528	16,813
Acrisure LLC (7)(24)	SF +	3.25%	6.89%	6/21/2032	2,583		2,577	2,342
Alera Group, Inc. (8)(24)	SF +	2.75%	6.39%	5/30/2032	7,940		7,906	7,566
Alliant Holdings Intermediate, LLC (7)(24)	SF +	2.50%	6.14%	9/19/2031	18,418		18,303	18,194
AmWINS Group Inc (9)(25)	SF +	2.00%	5.73%	1/30/2032	10,066		10,056	9,870
Amynta Agency Borrower Inc (7)(24)	SF +	2.50%	6.14%	12/29/2031	19,940		19,636	19,707
CRC Insurance Group LLC (7)(25)	SF +	2.75%	6.48%	5/6/2031	10,049		10,014	9,835
Galway Borrower LLC (4)(9)(25)	SF +	4.50%	8.23%	9/29/2028	28,275		28,237	27,761
Galway Borrower LLC (4)(6)(9)(25)	SF +	4.50%	8.24%	9/29/2028	1,079		340	323
Galway Borrower LLC (4)(6)(9)				9/29/2028	2,578		(12)	(47)
Global Service GmbH (4)(5)(7)(30)	E +	5.00%	7.43%	4/29/2033	EUR	16,205	18,833	18,336
Global Service GmbH (4)(5)(6)(7)(30)	E +	5.00%	7.61%	4/29/2033	EUR	4,051	212	210
Goosehead Insurance Holdings LLC (4)(5)(7)(24)	SF +	3.00%	6.64%	1/8/2032	3,474		3,467	3,439
Higginbotham Insurance Agency Inc (4)(10)(24)	SF +	4.50%	8.14%	6/11/2031	41,837		41,605	41,837
Higginbotham Insurance Agency Inc (4)(10)(24)	SF +	4.50%	8.14%	6/11/2031	3,824		3,792	3,824
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,798
HUB International Ltd (7)(25)	SF +	2.25%	5.92%	6/20/2030	11,569		11,494	11,570
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	299		(1)	(1)
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	1,117		(9)	(3)
Integrity Marketing Acquisition LLC (4)(9)(25)	SF +	5.00%	8.67%	8/25/2028	64,314		64,096	64,115
Koala Investment Holdings Inc (4)(9)(25)	SF +	4.25%	7.99%	8/29/2032	118,126		117,086	115,680
Koala Investment Holdings Inc (4)(6)(9)(25)	SF +	4.25%	7.94%	8/29/2032	11,529		6,009	5,872
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	22,775		(214)	(471)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	2,789	(40)	(25)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)(29)	E +	4.75%	7.04%	2/5/2032	EUR	36,820	37,875	42,070
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	6,694	(104)	—
OneDigital Borrower LLC (8)(24)	SF +	3.00%	6.64%	7/2/2031	14,588		14,540	14,172
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032		(59)	(60)
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	5.00%	8.73%	6/1/2030	83,921		82,929	82,675
Summit Acquisition Inc. (7)(24)	SF +	3.50%	7.14%	10/16/2031	17,325		17,260	17,340
Trucordia Insurance Services LLC (7)(24)	SF +	3.25%	6.98%	6/17/2032	6,863		6,848	6,142
USI Inc (7)(25)	SF +	2.25%	5.98%	9/29/2030	12,679		12,664	12,644
USI Inc (7)(25)	SF +	2.25%	5.98%	11/21/2029	1,895		1,895	1,891
Total Insurance							566,280	564,419	4.68%

Interactive Media & Services
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)(29)	E +	4.75%	6.95%	5/29/2031	EUR	125,373	137,929	141,693
Cadillac Bidco S.À R.L. (4)(5)(7)(31)	E +	4.75%	6.93%	2/28/2033	EUR	43,415	51,060	48,796

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Interactive Media & Services							188,989	190,489	1.58%

IT Services
Delta Topco, Inc. (7)(25)	SF +	2.75%	6.40%	11/30/2029	18,908		18,867	17,936
GovCIO Buyer Company (4)(9)(24)	SF +	4.75%	8.39%	7/9/2031	140,254		138,450	137,062
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	6.69%	11/19/2032	EUR	39,880	45,724	45,445
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	7.04%	11/19/2032	EUR	119,640	135,986	136,334
Mediaocean LLC (8)(24)	SF +	3.50%	7.24%	12/15/2028	6,719		6,716	6,457
Meralm Bidco AB (4)(5)(8)(30)	E +	6.50% (incl 2.25% PIK)	8.64%	8/29/2031	EUR	33,978	37,182	32,630
Meralm Bidco AB (4)(5)(8)(26)	SF +	6.50% (incl 2.25% PIK)	10.23%	8/29/2031	14,168		14,016	11,907
Meralm Bidco AB (4)(5)(8)(42)	ST +	6.50% (incl 2.25% PIK)	8.53%	8/29/2031	SEK	427,755	41,292	37,073
Meralm Bidco AB (4)(5)(8)(40)	N +	6.50% (incl 2.25% PIK)	10.82%	8/29/2031	NOK	272,456	25,448	23,139
Meralm Bidco AB (4)(5)(8)(30)	E +	9.25%	11.39%	8/29/2031	EUR	50,140	54,937	52,444
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(75)	(946)
Total IT Services							518,543	499,481	4.15%

Life Sciences Tools & Services
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.14%	9/15/2031	125,639		125,172	125,639
Advarra Holdings, Inc. (4)(6)(9)				9/15/2031	6,020		(26)	—
Advarra Holdings, Inc. (4)(10)(24)	SF +	4.50%	8.14%	9/15/2031	67,726		66,836	67,726
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.14%	9/15/2031	14,636		14,571	14,636
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	8.91%	9/30/2030	2,833		2,811	2,725
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	8.91%	9/30/2030	2,848		2,824	2,739
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	8.91%	9/30/2030	82,155		80,712	79,017
Bamboo US BidCo LLC (4)(6)(10)(24)	SF +	5.25%	8.89%	10/1/2029	21,254		7,094	6,788
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	8.91%	9/30/2030	15,288		14,988	14,704
Bamboo US BidCo LLC (4)(10)(29)	E +	5.25%	7.40%	9/30/2030	EUR	62,182	64,625	68,256
Cambrex Corporation (4)(9)(24)	SF +	4.75%	8.39%	3/8/2032	33,703		33,430	33,046
Cambrex Corporation (4)(6)(9)(24)	SF +	4.75%	8.36%	3/8/2032	5,648		1,568	1,503
Cambrex Corporation (4)(9)(24)	SF +	4.75%	8.39%	3/8/2032	5,043		4,999	4,945
PerkinElmer U.S. LLC (4)(10)(25)	SF +	4.50%	8.17%	3/13/2029	21,608		21,522	21,444
PerkinElmer U.S. LLC (4)(10)(25)	SF +	4.50%	8.17%	3/13/2029	253,534		250,523	251,612
Phantom Purchaser Inc (4)(9)(25)	SF +	4.75%	8.48%	9/19/2031	100,039		99,214	98,879
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(128)	(180)
WCG Intermediate Corp (7)(24)	SF +	2.75%	6.39%	2/25/2032	7,589		7,589	7,543
Total Life Sciences Tools & Services							798,324	801,022	6.65%

Machinery
Indicor LLC (7)(24)	SF +	2.50%	6.14%	11/22/2029	20,242		19,932	20,255
LSF12 Donnelly Bidco, LLC (4)(10)(24)	SF +	6.50%	10.14%	10/2/2029	19,380		19,117	19,380
Lsf12 Helix Parent LLC (7)(24)	SF +	3.50%	7.14%	2/10/2033	17,352		16,894	17,059
Madison Safety & Flow LLC (10)(45)	P +	1.50%	8.25%	9/26/2031	3,215		3,209	3,223
Radwell Parent, LLC (4)(9)(25)	SF +	4.75%	8.48%	4/2/2029	149,939		147,968	149,324
Radwell Parent, LLC (4)(6)(9)(25)	SF +	4.75%	8.48%	4/3/2028	13,271		3,430	3,503
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.42%	12/27/2031	17,009		4,047	3,267
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.48%	12/27/2031	8,731		3,634	3,225
Rotation Buyer, LLC (4)(9)(25)	SF +	4.75%	8.48%	12/27/2031	65,709		65,193	62,122
Time Manufacturing Holdings LLC (4)(6)(9)(24)	SF +	6.50%	10.25%	12/1/2027	1,001		995	820

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.65%	12/1/2027	EUR	4,762	5,006	4,431
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.65%	12/1/2027	EUR	8,386	9,427	7,804
Time Manufacturing Holdings LLC (4)(9)(25)	SF +	6.50%	10.31%	12/1/2027	12,090		12,026	9,916
TK Elevator US Newco Inc (5)(8)(26)	SF +	2.75%	6.38%	4/30/2030	14,844		14,731	14,925
Total Machinery							325,609	319,254	2.65%

Media
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.48%	3/14/2029	53,172		52,742	53,035
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.48%	3/14/2028	13,795		5,440	5,504
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.48%	3/14/2029	12,329		12,240	12,298
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.48%	3/14/2029	9,932		9,865	9,907
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.41%	3/14/2029	27,282		3,588	3,749
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.42%	3/14/2029	8,741		8,670	8,719
Arc Media Holdings Limited (4)(5)(10)(25)	SF +	7.25%	11.06%	10/29/2027	39,914		39,645	39,914
Arc Media Holdings Limited (4)(5)(6)(10)(25)	SF +	7.25%	11.06%	10/29/2027	2,766		2,596	2,614
AS1 Sports Bidco Ltd (4)(5)(8)(29)	E +	5.50%	7.67%	4/9/2033	EUR	17,406	20,163	19,696
AS1 Sports Bidco Ltd (4)(5)(6)(8)				4/9/2033	EUR	2,785	(32)	(31)
AS1 Sports Bidco Ltd (4)(5)(6)(8)				10/9/2026	EUR	1,392	(2)	(4)
Law Business Research Inc. (4)(5)(8)(26)	SF +	5.23%	8.89%	5/19/2031	33,214		32,590	32,995
LOCI Bidco Limited (4)(5)(8)(32)	SN +	5.23%	9.01%	5/19/2031	GBP	52,719	65,818	69,476
LOCI Bidco Limited (4)(5)(8)(26)	SF +	5.23%	8.85%	5/19/2031	8,667		8,516	8,610
Total Media							261,839	266,482	2.21%

Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.16%	7/31/2029	116,774		113,604	105,744
Alchemy US Holdco 1 LLC (4)(10)(29)	E +	6.50%	8.65%	7/31/2029	EUR	24,639	25,946	25,341
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.16%	7/31/2029	1,277		1,242	1,156
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.73%	4/10/2029	54,943		54,171	53,556
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.73%	4/10/2029	14,767		14,456	14,394
Star Holding LLC (7)(24)	SF +	4.50%	8.14%	7/31/2031	4,221		4,204	4,227
Total Metals & Mining							213,623	204,418	1.70%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	950		935	841
Total Oil, Gas & Consumable Fuels							935	841	0.01%

Personal Care Products
MRO Maryruth LLC (4)(7)(25)	SF +	3.25%	6.98%	9/30/2030	48,081		47,825	48,062
MRO Maryruth LLC (4)(9)(25)	SF +	4.75%	8.48%	9/30/2031	18,858		18,713	18,848
Parfums Holding Company, Inc. (4)(10)(25)	SF +	5.00%	8.73%	6/27/2030	115,225		114,458	115,225
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(54)	—
Total Personal Care Products							180,942	182,135	1.51%

Pharmaceuticals
Amneal Pharmaceuticals LLC (5)(8)(24)	SF +	3.00%	6.64%	8/2/2032	7,742		7,725	7,784
Atlas Borrower, LLC (4)(8)(25)	SF +	4.25%	7.98%	9/4/2032	82,718		81,987	82,718
Atlas Borrower, LLC (4)(6)(8)				9/4/2032	15,234		(134)	—
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	10.73%	3/14/2030	225,527		222,185	215,091
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	10.73%	3/14/2030	20,537		20,234	19,587
Creek Parent, Inc. (4)(9)(24)	SF +	5.00%	8.64%	12/18/2031	119,633		118,105	117,778

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Creek Parent, Inc. (4)(6)(9)				12/18/2031	22,379		(284)	(347)
Creek Parent, Inc. (4)(9)(23)(24)	SF +	6.08%	9.72%	12/18/2031	1,204		1,188	1,185
Endo Finance Holdings Inc (8)(24)	SF +	3.75%	7.39%	4/23/2031	8,071		8,012	8,086
Gusto Aus Bidco Pty Ltd (4)(5)(8)(36)	B +	4.75%	9.12%	11/15/2031	AUD	243,533	156,205	168,598
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(99)	—
Total Pharmaceuticals							615,124	620,480	5.15%

Professional Services
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.75%	8.39%	6/3/2031	116,631		115,385	115,321
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.25%	7.89%	6/3/2031	28,285		28,051	27,946
Baker Tilly Advisory Group, LP (4)(6)(9)				6/3/2030	27,686		(263)	(304)
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(50)	—
Captive Resources Midco LLC (4)(9)(24)	SF +	4.50%	8.23%	7/2/2029	90,960		90,210	90,960
Chartis Group LLC (4)(9)(25)	SF +	4.25%	7.98%	9/17/2031	80,570		79,970	80,570
Chartis Group LLC (4)(6)(9)(25)	SF +	4.25%	7.98%	9/17/2031	25,003		5,925	6,140
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(109)	—
Citrin Cooperman Advisors LLC (7)(25)	SF +	3.00%	6.73%	4/1/2032	14,368		14,229	14,004
CohnReznick Advisory LLC (7)(25)	SF +	3.25%	6.95%	3/31/2032	10,937		10,892	10,696
CohnReznick Advisory LLC (6)(7)				3/31/2032	635		(3)	(14)
Grant Thornton Advisors Holdings LLC (7)(24)	SF +	2.75%	6.39%	6/2/2031	15,015		15,015	14,325
Guidehouse Inc. (4)(9)(24)	SF +	4.75%	8.39%	12/16/2030	189,936		188,491	181,702
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(60)	—
IG Investments Holdings, LLC (4)(9)(25)	SF +	5.00%	8.66%	9/22/2028	87,567		87,297	87,567
IRI Group Holdings, Inc. (4)(9)(24)	SF +	4.25%	7.89%	12/1/2029	206,163		204,928	206,163
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(102)	—
Planet US Buyer LLC (5)(7)(25)	SF +	3.00%	6.66%	2/7/2031	7,350		7,338	7,386
Railpros Parent LLC (4)(9)(25)	SF +	4.25%	7.89%	5/24/2032	24,646		24,439	24,646
Railpros Parent LLC (4)(6)(9)				5/24/2032	3,832		(32)	—
Sedgwick Claims Management Services Inc (7)(24)	SF +	2.50%	6.14%	7/31/2031	18,776		18,646	18,571
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.33%	9/13/2028	42,015		41,675	42,015
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(28)	—
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.76%	8.59%	9/13/2028	5,874		5,828	5,874
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.76%	8.59%	9/13/2028	2,956		2,936	2,956
YA Intermediate Holdings II LLC (4)(9)(25)	SF +	5.00%	8.73%	10/1/2031	46,855		46,679	46,521
YA Intermediate Holdings II LLC (4)(6)(9)(24)	SF +	5.00%	8.71%	10/1/2031	19,772		6,145	6,138
YA Intermediate Holdings II LLC (4)(6)(13)(45)	P +	4.00%	10.75%	10/1/2031	9,750		5,293	5,261
Total Professional Services							998,725	994,444	8.25%

Real Estate Management & Development
Associations Inc. (4)(10)(25)	SF +	6.50%	10.42%	7/3/2028	54,716		54,689	54,716
Associations Inc. (4)(6)(10)(25)	SF +	6.50%	10.42%	7/3/2028	4,289		2,257	2,259
Associations Inc. (4)(6)(10)				7/3/2028	3,459		(2)	—
Total Real Estate Management & Development							56,944	56,975	0.47%

Semiconductors & Semiconductor Equipment
Altar Bidco Inc (8)(27)	SF +	3.35%	6.86%	2/1/2029	8,645		8,616	8,651
CoreWeave Financing DDTL V, LLC (6)(7)(46)	SF +	4.50%	8.18%	11/17/2031	2,500		863	942
TechInsights Inc (4)(5)(10)(23)(25)	SF +	5.80%	9.68%	11/9/2030	2,487		2,474	2,443
TechInsights Inc (4)(5)(10)(23)(25)	SF +	5.80%	9.68%	11/9/2030	958		952	941
TechInsights Inc (4)(5)(6)(10)				11/9/2030	21,537		(261)	(380)
Total Semiconductors & Semiconductor Equipment							12,644	12,597	0.10%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets

Software
Armstrong Bidco Limited (4)(5)(7)(32)	SN +	5.25%	8.98%	6/28/2029	GBP	67,987	81,946	88,241
Armstrong Bidco Limited (4)(5)(7)(32)	SN +	5.25%	8.98%	6/28/2029	GBP	35,471	41,643	46,039
Artifact Bidco, Inc. (4)(8)(25)	SF +	4.15%	7.88%	7/26/2031	45,788		45,457	45,788
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	11,207		(97)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(37)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(17)	—
Artisan Bidco, Inc. (4)(10)(29)	E +	7.00%	9.17%	11/7/2029	EUR	18,149	19,141	19,722
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.68%	11/7/2029	39,000		38,455	37,211
Artisan Bidco, Inc. (4)(6)(10)(25)	SF +	7.00%	10.68%	11/7/2029	6,000		4,816	4,625
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.68%	11/7/2029	985		978	940
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(218)	(772)
Auditboard, Inc. (4)(9)(25)	SF +	5.00%	8.73%	7/14/2031	159,000		157,856	154,946
Auditboard, Inc. (4)(9)(25)	SF +	5.00%	8.73%	7/14/2031	75,714		75,102	73,784
Auditboard, Inc. (4)(9)(25)	SF +	5.00%	8.73%	7/14/2031	9,751		9,685	9,502
Avalara, Inc. (7)(25)	SF +	2.50%	6.23%	3/26/2032	13,225		13,165	12,696
BMC Software Inc. (7)(25)	SF +	2.75%	6.42%	7/30/2031	2,963		2,935	2,678
Boreal Bidco (4)(5)(7)(29)	E +	7.00% (incl 4.00% PIK)	9.29%	3/26/2032	EUR	52,186	55,441	57,789
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(1)	(3)
Bottomline Technologies, Inc. (4)(9)(25)	SF +	4.50%	8.23%	5/13/2029	4,444		4,425	4,412
Central Parent LLC (7)(25)	SF +	3.25%	6.98%	7/6/2029	18,292		18,254	12,073
Cloud Software Group LLC (7)		6.50%	6.50%	3/31/2029	7,740		7,184	7,524
Cloud Software Group LLC (7)(25)	SF +	3.25%	6.98%	8/13/2032	13,895		13,895	12,066
Cloud Software Group LLC (7)(25)	SF +	3.25%	6.98%	3/21/2031	4,729		4,729	4,162
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	8.91%	2/27/2030	78,181		77,222	78,181
Coupa Holdings, LLC (4)(6)(9)(25)	SF +	5.25%	8.90%	2/27/2029	6,211		4,072	4,141
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	8.90%	2/27/2030	7,123		7,027	7,123
DigiCert Inc (4)(9)(24)	SF +	5.75%	9.39%	7/30/2030	326,644		322,644	315,614
DigiCert Inc (4)(9)(23)(24)	SF +	6.61%	10.25%	7/30/2030	1,985		1,961	1,917
DigiCert Inc (4)(6)(9)				7/30/2030	35,060		(429)	(1,184)
EasyPark Strategy AB (4)(5)(8)(26)	SF +	4.75%	8.60%	12/19/2030	45,577		45,066	44,569
EasyPark Strategy AB (4)(5)(8)(40)	N +	4.75%	9.58%	12/19/2030	NOK	234,246	20,261	23,153
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	7.35%	12/19/2030	EUR	74,735	76,684	83,478
EasyPark Strategy AB (4)(5)(8)(32)	SN +	4.75%	8.48%	12/19/2031	GBP	29,019	35,727	37,633
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	7.35%	12/19/2030	EUR	8,569	9,901	9,571
Edition Holdings Inc (4)(9)(24)	SF +	4.50%	8.14%	12/20/2032	72,079		71,829	70,826
Edition Holdings Inc (4)(6)(9)				12/20/2032	15,048		(54)	(262)
Edition Holdings Inc (4)(6)(9)(25)	SF +	4.50%	8.15%	12/20/2032	6,722		226	132
Einstein Parent Inc (4)(9)(25)	SF +	5.25%	8.91%	1/22/2031	94,062		92,632	90,616
Einstein Parent Inc (4)(6)(9)				1/22/2031	9,745		(148)	(357)
Elements Finco Limited (4)(5)(7)(32)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	26,894	33,631	35,145
Elements Finco Limited (4)(5)(7)(32)	SN +	5.25% (incl 2.25% PIK)	8.98%	4/29/2031	GBP	40,108	49,860	52,414
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.89%	4/29/2031	8,390		8,334	8,261
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	8.89%	4/29/2031	6,983		6,936	6,876
Elements Finco Limited (4)(5)(7)(32)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	12,056	15,071	15,755

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Espresso Bidco Inc. (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.48%	3/25/2032	53,869		53,234	51,772
Espresso Bidco Inc. (4)(6)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.48%	3/25/2032	14,483		13,139	12,765
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(78)	(248)
Flexera Software LLC (4)(8)(28)	E +	4.50%	6.71%	8/15/2032	EUR	65,335	76,307	72,196
Flexera Software LLC (4)(8)(25)	SF +	4.50%	8.15%	8/15/2032	199,944		199,506	194,336
Flexera Software LLC (4)(6)(8)				8/15/2032	16,806		(37)	(471)
Huskies Parent Inc (4)(9)(24)	SF +	6.00% (incl 0.50% PIK)	9.74%	11/5/2029	24,586		24,418	22,456
Huskies Parent Inc (4)(9)(24)	SF +	6.00%	9.74%	11/5/2029	1,046		1,029	955
Huskies Parent Inc (4)(6)(9)(24)	SF +	5.50%	9.25%	11/5/2029	1,000		112	28
ION Platform Finance US Inc (7)(25)	SF +	3.75%	7.48%	10/7/2032	18,301		18,134	13,245
Kaseya Inc (7)(25)	SF +	3.25%	6.91%	3/22/2032	20,212		20,115	15,732
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	111,432		110,626	109,282
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	6,539		6,490	6,413
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.17%	7/23/2031	1,840		1,827	1,805
Kona Buyer LLC (4)(6)(9)				7/23/2031	61,081		(296)	(1,178)
Kona Buyer LLC (4)(6)(9)(25)	SF +	4.50%	8.16%	6/27/2032	22,559		2,271	1,982
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	4/25/2031	72,628		71,785	71,003
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	4/25/2031	72,628		71,785	71,003
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.00%	10.68%	10/25/2030	20,000		17,763	17,574
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	10/25/2030	20,090		5,827	5,662
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,852		(263)	(278)
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.42%	12/18/2031	161,894		159,484	159,219
Kryptona Bidco US, LLC (4)(7)(30)	E +	5.75% (incl 3.13% PIK)	8.06%	12/18/2031	EUR	37,466	38,470	42,093
Kryptona Bidco US, LLC (4)(9)(30)	E +	5.75% (incl 3.13% PIK)	8.06%	12/18/2031	EUR	10,796	12,374	12,129
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.42%	12/18/2031	40,143		39,766	39,480
McAfee Corp (8)(24)	SF +	3.00%	6.64%	3/1/2029	5,858		5,789	5,223
Medallia Inc (4)(9)(19)(26)	SF +	6.00%		10/29/2028	82,826		80,814	40,735
Mitchell International Inc (8)(24)	SF +	3.00%	6.64%	6/17/2031	9,826		9,790	9,382
OEConnection LLC (8)(24)	SF +	4.50%	8.14%	12/23/2032	104,563		103,885	104,955
OEConnection LLC (6)(8)				12/23/2032	15,332		(74)	57
OEConnection LLC (6)(8)				12/23/2032	11,376		(70)	43
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(123)	264
Omega II AB (4)(5)(7)(41)	ST +	4.25%	6.27%	6/18/2032	SEK	943,460	97,213	98,262
Prism Parent Co., Inc. (4)(9)(24)	SF +	5.00%	8.64%	9/19/2028	41,708		41,393	41,432
Prism Parent Co., Inc. (4)(6)(9)(24)	SF +	5.00%	8.64%	9/19/2028	4,307		1,682	1,687
Project Alpha Intermediate Holding, Inc. (8)(25)	SF +	3.25%	6.98%	10/26/2030	24,777		24,555	18,100
Proofpoint, Inc. (8)(25)	SF +	3.00%	6.73%	8/31/2028	18,810		18,694	18,194
QBS Parent Inc (4)(9)(25)	SF +	4.50%	8.23%	6/3/2032	39,229		39,077	38,559
QBS Parent Inc (4)(6)(9)				6/3/2032	3,820		(15)	(65)
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.76%	10/1/2027	7,124		7,093	7,124
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.76%	10/1/2027	22,798		22,670	22,798
RD Michigan Property Owner I LLC (7)		7.50%	7.50%	3/30/2045	2,465		2,434	2,460
Red Planet Borrower, LLC (8)(24)	SF +	3.75%	7.39%	9/8/2032	4,249		4,212	4,256
Riley MergeCo LLC (4)(6)(10)(23)				9/23/2027	197		(1)	(18)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Riley MergeCo LLC (4)(10)(23)(24)	SF +	7.51%	11.27%	9/23/2027	1,774		1,765	1,609
Rocket Software Inc (8)(24)	SF +	3.75%	7.39%	11/28/2028	12,075		11,884	11,502
Severin Acquisition LLC (4)(9)(24)	SF +	5.00% (incl 2.25% PIK)	8.64%	10/1/2031	306,905		304,685	304,722
Severin Acquisition LLC (4)(6)(9)(24)	SF +	4.75%	8.39%	10/1/2031	44,454		21,893	21,911
Severin Acquisition LLC (4)(6)(9)(24)	SF +	5.00% (incl 2.25% PIK)	8.64%	10/1/2031	63,187		15,728	15,818
Shackleton Lower JVCO ULC (4)(5)(9)(38)	C +	4.50%	6.76%	11/5/2032	CAD	36,682	25,765	25,008
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	18,341	(124)	(423)
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	4,649	(30)	(107)
SI Swan UK Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.42%	12/16/2032	45,707		45,496	44,449
SI Swan UK Bidco Ltd (4)(5)(6)(7)				12/16/2032	10,845		(52)	(298)
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.16%	7/23/2031	24,363		24,157	23,893
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.16%	7/23/2031	27,356		27,228	26,829
Smarsh Inc. (4)(6)(9)(25)	SF +	4.75%	8.48%	2/16/2029	2,143		461	347
Smarsh Inc. (4)(9)(25)	SF +	4.75%	8.48%	2/16/2029	22,500		22,337	21,154
Smarsh Inc. (4)(6)(9)(24)	SF +	4.75%	8.39%	2/16/2029	3,214		1,824	1,651
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(13)	(128)
Sophos Holdings LLC (5)(10)(24)	SF +	3.50%	7.26%	3/5/2027	2,340		2,339	2,189
Spark Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.43%	10/8/2032	76,419		75,734	72,850
Spark Bidco Ltd (4)(5)(7)(36)	B +	4.75%	9.07%	10/8/2032	AUD	23,695	15,473	15,699
Spark Bidco Ltd (4)(5)(6)(7)				10/8/2032	17,517		(157)	(818)
Spark US Bidco, Inc. (4)(7)(25)	SF +	4.75%	8.43%	10/8/2032	28,094		27,842	26,782
Stack Sports Buyer, LLC (4)(9)(27)	SF +	5.25%	8.72%	3/31/2031	133,594		132,028	130,664
Stack Sports Buyer, LLC (4)(9)(24)	SF +	5.25%	8.92%	3/31/2031	29,305		28,919	28,662
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(256)	(473)
Storable Inc (7)(24)	SF +	3.25%	6.89%	4/16/2031	5,682		5,670	5,099
Technology Growth Capital Pty Ltd (4)(5)(10)(25)	SF +	6.50%	10.18%	7/2/2030	30,127		29,574	29,414
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	7.91%	11/4/2032	96,650		96,540	94,728
Trading Technologies International Inc (4)(8)(25)	SF +	4.25%	7.91%	11/4/2032	32,217		32,180	31,576
Trading Technologies International Inc (4)(6)(8)				11/4/2032	23,643		(27)	(470)
Tricentis Operations Holdings Inc (4)(9)(25)	SF +	6.00% (incl 3.25% PIK)	9.64%	2/11/2032	142,296		141,217	138,049
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	26,875		(242)	(802)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(156)	(580)
TriMech Acquisition Corp. (4)(10)(25)	SF +	4.75%	8.48%	3/10/2028	20,788		20,695	20,788
TriMech Acquisition Corp. (4)(10)(33)	SN +	4.75%	8.52%	3/10/2028	GBP	35,332	43,058	46,871
TriMech Acquisition Corp. (4)(6)(14)				3/10/2028	3,289		(18)	—
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.25% (incl 1.25% PIK)	10.90%	4/5/2029	19,049		18,891	17,777
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.75% (incl 1.75% PIK)	11.42%	4/5/2029	1,533		1,507	1,454
WorkWave Intermediate II, LLC (4)(9)(25)	SF +	5.75%	9.45%	9/30/2032	94,681		93,842	92,994
WorkWave Intermediate II, LLC (4)(6)(9)(25)	SF +	5.75%	9.49%	9/30/2032	11,593		1,346	1,250
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.73%	11/22/2028	25,575		25,329	24,957
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.73%	11/22/2028	158,628		157,368	154,800
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(143)	(433)
Zendesk Inc (4)(9)(25)	SF +	5.00%	8.73%	11/22/2028	13,423		13,423	13,099
Total Software							4,340,976	4,253,491	35.30%

Specialty Retail
Constellation Automotive Limited (4)(5)(7)(29)	E +	6.25%	8.50%	4/3/2031	EUR	18,107	19,731	20,519

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Constellation Automotive Limited (4)(5)(7)(32)	SN +	6.25%	9.99%	4/3/2031	GBP	43,803	56,630	57,622
Foundation Automotive Corp (4)(5)(10)(19)(25)	SF +	7.75% PIK		12/27/2027	3,730		2,711	1,030
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/27/2027	4,078		2,867	1,126
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75% PIK		12/27/2027	1,156		875	319
Foundation Automotive US Corp (4)(10)(19)(25)	SF +	7.75%		12/27/2027	818		685	226
Great Outdoors Group, LLC (9)(24)	SF +	3.25%	6.89%	1/23/2032	13,420		13,367	13,479
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.63%	4/28/2028	30,372		30,127	30,015
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.63%	4/28/2028	26,855		26,531	26,539
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.63%	4/28/2028	70,511		69,951	69,682
PetSmart LLC (7)(24)	SF +	4.00%	7.65%	8/18/2032	16,696		16,549	16,699
Staples, Inc. (8)(25)	SF +	5.75%	9.41%	9/4/2029	22,139		21,496	20,624
The Michaels Companies, Inc. (7)(25)	SF +	5.00%	8.73%	3/15/2033	20,170		19,784	20,112
Total Specialty Retail							281,304	277,992	2.31%

Textiles, Apparel & Luxury Goods
S&S Holdings LLC (8)(24)	SF +	5.00%	8.65%	10/1/2031	11,790		11,654	11,236
Total Textiles, Apparel & Luxury Goods							11,654	11,236	0.09%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(6)(10)(24)	SF +	7.75%	11.39%	10/31/2029	13,445		4,116	3,781
Atlas Intermediate III LLC (4)(10)(25)	SF +	7.75%	11.41%	10/31/2029	121,526		119,969	116,810
Core & Main LP (5)(7)(25)	SF +	2.00%	5.66%	2/9/2031	1,799		1,799	1,803
EIS Legacy Holdco, LLC (4)(9)(25)	SF +	4.50%	8.16%	11/5/2031	63,465		62,981	63,465
EIS Legacy Holdco, LLC (4)(6)(9)(25)	SF +	4.50%	8.16%	11/5/2031	30,467		27,113	27,365
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(94)	—
W3 TopCo LLC (4)(10)(26)	SF +	8.50% (incl 2.00% PIK)	12.17%	3/22/2029	87,817		85,915	76,749
Total Trading Companies & Distributors							301,799	289,973	2.41%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.64%	8/22/2031	EUR	23,823	27,424	26,632
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	8.64%	8/22/2031	EUR	51,456	59,284	57,525
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	38,175	(831)	(942)
Total Transportation Infrastructure							85,877	83,215	0.69%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	18,017		(151)	(308)
CCI Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.73%	5/13/2032	232,424		230,474	228,445
Total Wireless Telecommunication Services							230,323	228,137	1.89%
Total First Lien Debt							$23,147,232	$22,926,903	190.27%

Second Lien Debt
Professional Services
Sedgwick Claims Management Services Inc (4)(7)(25)	SF +	5.00%	8.67%	7/30/2032		$25,000	$24,807	$24,873
Total Professional Services							24,807	24,873	0.21%
Total Second Lien Debt							$24,807	$24,873	0.21%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)(32)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	22,590	$29,663	$29,557
Inflexion BFVI Financing Limited (4)(5)(7)(32)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	20,358	27,348	26,636

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(25)	SF +	6.50%	10.17%	3/15/2027	20,769		20,671	20,676
Total Asset Based Lending and Fund Finance							77,682	76,869	0.64%

Entertainment
Chord Searchlight, L.P (4)(5)(6)(10)(25)	SF +	6.25%	9.90%	7/16/2030	112,185		84,615	84,343
Chord Searchlight, L.P (4)(5)(6)(10)				7/16/2030	76,007		(1,140)	(1,131)
Total Entertainment							83,475	83,212	0.69%

Hotels, Restaurants & Leisure
Iris Capital Holdings Pty Ltd (4)(5)(10)(35)	B +	5.50%	10.02%	5/11/2029	AUD	30,980	21,881	21,140
Iris Capital Holdings Pty Ltd (4)(5)(10)(35)	B +	5.50%	10.02%	5/11/2029	AUD	10,327	7,294	7,047
Iris Capital Holdings Pty Ltd (4)(5)(6)(10)				5/11/2029	AUD	123,918	(883)	(1,228)
Iris Capital Holdings Pty Ltd (4)(5)(6)(10)				5/11/2029	AUD	15,490	(110)	(153)
Total Hotels, Restaurants & Leisure							28,182	26,806	0.22%

Real Estate Management & Development
Link Apartments Opportunity Zone REIT, LLC (4)(16)(25)	SF +	8.00% PIK	11.73%	12/27/2029	16,707		16,479	18,618
Link Apartments Opportunity Zone REIT, LLC (4)(16)(25)	SF +	8.00% PIK	11.73%	12/27/2029	9,631		9,501	10,732
Total Real Estate Management & Development							25,980	29,350	0.24%
Total Other Secured Debt							$215,319	$216,237	1.79%

Unsecured Debt
Diversified Consumer Services
Wildcat Car Wash Holdings, LLC (4)(7)		15.00% PIK	15.00%	7/16/2029		$19,345	$19,345	$19,345
Total Diversified Consumer Services							19,345	19,345	0.16%

Electric Utilities
Talen Energy Supply LLC (7)		6.13%	6.13%	5/1/2031	12,850		12,850	12,856
Talen Energy Supply LLC (7)		6.38%	6.38%	5/1/2033	4,280		4,280	4,275
Total Electric Utilities							17,130	17,131	0.14%

Health Care Providers & Services
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	397		394	326
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,258		1,248	1,033
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	345		341	293
Total Health Care Providers & Services							1,983	1,652	0.01%

Insurance
Global Bidco GmbH (4)(5)(7)(30)	E +	7.75% PIK	10.18%	4/28/2034	EUR	1,558	1,802	1,754
Total Insurance							1,802	1,754	0.01%

Real Estate Management & Development
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	11,062		11,036	11,062
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	4,224		4,214	4,224
Total Real Estate Management & Development							15,250	15,286	0.13%

Software
Elements Midco 1 Limited (4)(5)(8)(32)	SN +	8.25% PIK	12.01%	4/29/2032	GBP	2,028	2,540	2,431
Total Software							2,540	2,431	0.02%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Unsecured Debt						$58,050	$57,599	0.47%

Structured Finance Investments
Structured Finance
720 East CLO V Ltd (5)(7)(25) - Class E	SF +	6.30%	9.98%	7/20/2037	$4,000	$4,000	$4,003
ABPCI Direct Lending Fund CLO XVII LLC (5)(7)(25) - Class E	SF +	8.00%	11.66%	8/1/2036	3,500	3,517	3,496
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037	1,000	1,000	999
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	12,500	12,500	12,459
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	16,000	16,000	15,911
ARES CLO Ltd (5)(7)(25) - Class E	SF +	6.70%	10.38%	4/20/2037	5,000	5,000	4,795
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class A	SF +	2.90%	6.57%	4/14/2039	997	497	511
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(27) - Class C	SF +	8.50%	12.17%	4/14/2039	5,000	2,500	2,534
Bain Capital Credit CLO 2024-3 Ltd (5)(7)(25) - Class E	SF +	6.25%	9.93%	7/16/2037	2,000	2,000	1,912
Barings CLO Ltd 2024-IV (5)(7)(25) - Class E	SF +	5.95%	9.63%	10/20/2037	4,500	4,500	4,515
Benefit Street Partners CLO XXXVI Ltd (5)(7)(25) - Class E1	SF +	5.50%	9.17%	1/25/2038	4,750	4,750	4,733
Columbia Cent CLO 33 Ltd (5)(7)(25) - Class E	SF +	7.16%	10.84%	4/20/2037	2,000	1,966	1,992
Dryden 108 CLO Ltd (5)(7) - Subordinated Note				7/18/2035	2,900	2,291	1,448
Fort Washington CLO 2019-1 (5)(7)(25) - Class ER2	SF +	7.99%	11.67%	10/20/2037	4,500	4,556	4,518
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class E	SF +	7.91%	11.58%	1/15/2037	5,000	4,912	5,034
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class D	SF +	4.65%	8.32%	1/15/2037	1,000	1,000	1,003
Octagon 52 Ltd (5)(7)(25) - Class ER	SF +	7.33%	11.00%	7/23/2037	3,000	2,975	2,816
Octagon 63 Ltd (5)(7)(25) - Class E	SF +	6.50%	10.18%	7/20/2037	3,000	3,000	3,024
Rad CLO Ltd (5)(7)(25) - Class E	SF +	6.25%	10.18%	4/17/2034	2,500	2,503	2,450
Voya CLO Ltd (5)(7)(25) - Class E	SF +	6.00%	9.68%	7/20/2037	4,000	4,000	4,027
Total Structured Finance						83,467	82,180	0.68%
Total Structured Finance Investments						$83,467	$82,180	0.68%

Equity Investments
Broadline Retail
Thrasio Holdings, Inc. (4)(22) - Common Stock					19,015	$—	$—
Total Broadline Retail						—	—	—%

Diversified Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(22)(47) - Preferred Stock					2,000	1,940	2,560
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		18,523	18,523	18,523
Club Car Wash Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		8,817	8,817	8,817
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		8,000	8,000	8,000
Rapid Express Preferred, LLC (4)(7)(22) - Preferred Stock		15.00% PIK	15.00%		2,784	2,784	2,784
Total Diversified Consumer Services						40,064	40,684	0.34%

Entertainment
AMR GP Holdings Ltd (4)(5)(22) - Ordinary Shares					166	995	1,523
Total Entertainment						995	1,523	0.01%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Financial Services
Holdings 2, L.P. (4)(5)(7)(22) - L.P. Interest	11.50%	11.50%		187,500	184,219	184,820
Total Financial Services					184,219	184,820	1.53%

Health Care Equipment & Supplies
Herb Partnership, LP (4)(22) - Series A Preferred Units				54,889,554	51,658	51,563
Total Health Care Equipment & Supplies					51,658	51,563	0.43%

Health Care Providers & Services
DCA Acquisition Holdings LLC (4)(22) - Class B Common Units				10,289	92	92
Eating Recovery Center TopCo, LLC (4)(22) - Class A Common Units				3,528	4,634	—
Total Health Care Providers & Services					4,726	92	0.00%

Hotels, Restaurants & Leisure
The ONE Group Hospitality, Inc. (4)(22)(47) - Preferred Stock				1,000	877	1,128
The ONE Group Hospitality, Inc. (22) - A-2 Warrants				11,911	61	24
The ONE Group Hospitality, Inc. (4)(22) - B-2 Warrants				6,667	12	—
Total Hotels, Restaurants & Leisure					950	1,152	0.01%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(22) - Preferred Stock				411	(5)	(11)
Navacord Intermediate Holdings Inc (4)(5)(22)(47) - Preferred Stock				1,644	1,182	1,167
Total Insurance					1,177	1,156	0.01%

Media
OneTeam Partners, LLC (4)(7)(22) - Preferred Units	8.00%	8.00%		177,651	947	1,262
Total Media					947	1,262	0.01%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(22) - Warrants				—	—	—
ELNG Equity LLC (4)(22) - Warrants				78,038	—	—
ELNG Equity LLC (4)(22) - Warrants				31,427	—	—
Total Oil, Gas & Consumable Fuels					—	—	—%

Pharmaceuticals
Creek Feeder, L.P. (4)(22) - LP Interest				9,000	9,000	10,132
Total Pharmaceuticals					9,000	10,132	0.08%

Professional Services
BCPE Virginia Holdco, Inc. (4)(22)(47) - Preferred Stock				2,000	1,960	2,685
Total Professional Services					1,960	2,685	0.02%

Software
Lava Topco, Inc. (4)(22)(47) - Preferred Stock				2,000	2,000	2,318
Total Software					2,000	2,318	0.02%

Wireless Telecommunication Services

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
CCI Topco, Inc. (4)(22)(47) - Preferred Stock					20		1,960	2,304
Total Wireless Telecommunication Services							1,960	2,304	0.02%
Total Equity Investments							$299,656	$299,691	2.48%
Total Investments - Non-Controlled/Non-Affiliated							$23,828,531	$23,607,483	195.90%

Non-Controlled/Affiliated Investments
First Lien Debt
Commercial Services & Supplies
Galaxy US Opco Inc (5)(8)(20)(25)	SF +	5.25% (incl 3.25% PIK)	8.91%	7/31/2030		$11,810	$11,681	$10,858
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.27%	8/1/2030	7,063		5,627	7,063
Total Commercial Services & Supplies							17,308	17,921	0.15%

Diversified Consumer Services
Wash & Wax Systems LLC (4)(10)(20)(25)	SF +	5.50% PIK	9.16%	4/30/2028	15,398		15,145	14,838
Wash & Wax Systems LLC (4)(6)(10)(20)(25)	SF +	5.50%	9.17%	4/30/2028	947		616	597
Total Diversified Consumer Services							15,761	15,435	0.13%

Hotels, Restaurants & Leisure
Artemis Bidco Limited (4)(5)(7)(20)(32)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	1,238	1,631	1,623
Artemis Bidco Limited (4)(5)(7)(20)(32)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	1,284	1,691	1,684
Artemis Bidco Limited (4)(5)(7)(20)(32)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	2,127	2,802	2,790
Artemis Bidco Limited (4)(5)(6)(7)(20)(32)	SN +	6.00% PIK	9.73%	9/8/2028	GBP	1,468	97	75
Artemis Bidco Limited (4)(5)(7)(20)(32)	SN +	6.00% PIK	9.76%	9/8/2028	GBP	867	1,061	1,137
Total Hotels, Restaurants & Leisure							7,282	7,309	0.06%

IT Services
New Era Technology Inc (4)(10)(20)(25)	SF +	6.25% PIK	10.13%	6/30/2030	8,176		8,097	8,176
Total IT Services							8,097	8,176	0.07%

Specialty Retail
Cotx Auto, LLC (4)(10)(20)(25)	SF +	6.50% PIK	10.17%	6/11/2031	5,402		5,402	5,402
Cotx Auto, LLC (4)(6)(10)(20)				6/11/2031	1,351		—	—
New Spanx, LLC (4)(9)(20)(25)	SF +	5.50% PIK	9.33%	6/30/2032	6,667		6,667	6,667
New Spanx, LLC (4)(9)(20)(25)	SF +	5.50%	9.33%	6/30/2032	2,000		2,000	2,000
Total Specialty Retail							14,069	14,069	0.12%

Textiles, Apparel & Luxury Goods
Daphne S.P.A. (4)(5)(7)(20)(31)	E +	6.75%	8.75%	5/23/2030	EUR	23,347	28,096	26,676
Total Textiles, Apparel & Luxury Goods							28,096	26,676	0.22%
Total First Lien Debt							$90,613	$89,586	0.75%

Second Lien Debt
Commercial Services & Supplies
Logo Holdings III Corporation (4)(10)(20)(25)	SF +	7.50% PIK	11.27%	10/30/2028		$2,506	$2,032	$2,506
Total Commercial Services & Supplies							2,032	2,506	0.02%
Total Second Lien Debt							$2,032	$2,506	0.02%

Unsecured Debt
Diversified Consumer Services
Wash & Wax Holdings LLC (4)(7)(20)		12.00% PIK	12.00%	7/30/2028		$10,890	$10,531	$7,685

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total Diversified Consumer Services					10,531	7,685	0.06%
Total Unsecured Debt					$10,531	$7,685	0.06%

Equity Investments
Commercial Services & Supplies
Southern Graphics Holdings LLC (4)(20)(22) - Class A Units				274	$2,333	$1,464
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-1 Units				91,605	2,224	2,721
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-2 Units				159,628	3,938	3,938
Velocity Cayman Holding L.P. (4)(5)(20)(22) - Class A-3 Units				36,642	—	5
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-1 Units				91,605	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-2 Units				159,628	—	—
Velocity Cayman Holdings GP LLC (4)(5)(20)(22) - Class A-3 Units				36,642	—	—
Total Commercial Services & Supplies					8,495	8,128	0.07%

Diversified Consumer Services
Wash & Wax Group LP (4)(20)(22) - Class A Common Units				6,312	8,547	—
Total Diversified Consumer Services					8,547	—	—%

Hotels, Restaurants & Leisure
Ark Newco Limited (4)(5)(20)(22) - A2 Ordinary Shares				1,291	—	—
Ark Newco Limited (4)(5)(20)(22) - Preferred Stock				7,884,250	10,210	4,575
Total Hotels, Restaurants & Leisure					10,210	4,575	0.04%

IT Services
NE SPV Holdco, LLC (4)(20)(22) - Common Units				7,185	—	—
NE SPV Holdco, LLC (4)(20)(22) - Preferred Units				7,185	5,239	324
Total IT Services					5,239	324	0.00%

Real Estate Management & Development
SLF V AD1 Holdings, LLC (4)(20)(21)(22) - LLC Interest				8,521	8,306	4,545
Total Real Estate Management & Development					8,306	4,545	0.04%

Specialty Retail
Cotx Auto, LLC (4)(20)(21)(22) - LLC Interest				2,701	15,616	16,014
New Spanx Topco LP (4)(20)(22) - Class A Common Units				66,666,511	8,366	8,322
Total Specialty Retail					23,982	24,336	0.20%

Textiles, Apparel & Luxury Goods
Demon Holdco Lux Sarl (4)(5)(20)(21)(22) - Class A Common Units				822,214	22,660	13,464
Total Textiles, Apparel & Luxury Goods					22,660	13,464	0.11%
Total Equity Investments					$87,439	$55,372	0.46%
Total Investments - Non-Controlled/Affiliated					$190,615	$155,149	1.29%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(20)(22) - LLC Interest					$418,094	$415,406
Total Investments in Joint Ventures					$418,094	$415,406	3.45%
Total Investments - Controlled/Affiliated					$418,094	$415,406	3.45%
Total Investment Portfolio					$24,437,240	$24,178,038	200.64%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		3.49%		$332,918	$332,918	$332,918
Cash					292,812	292,812
Total Cash and Cash Equivalents					$625,730	$625,730	5.19%
Total Investment Portfolio, Cash and Cash Equivalents					$25,062,970	$24,803,768	205.83%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), Singapore Dollar (“SGD”), and Australian Dollars (“AUD”). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average (“SONIA” or “SN”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), Bank Bill Benchmark Rate (“BKBM” or “BB”), or Bank Bill Swap Bid Rate (“BBSY” or “B”) which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, BKBM, or BBSY and the current contractual interest rate in effect at June 30, 2026. Certain investments are subject to a SOFR interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5)The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 22.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	$23,463	$(60)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	8,278	(10)
AB Centers Acquisition Corporation	1st Lien Senior Secured Delayed Draw Loan	12,828	(66)
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	24,356	(125)
ABC Legal Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	24,138	241
ABC Legal Holdings, LLC	1st Lien Senior Secured Revolving Loan	16,200	—
Advarra Holdings, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,020	—
Aesthetics Australia Group Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,476	—
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	152	—
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	13,671	(39)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	500	7
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	2,500	17
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,207	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	1,100	(50)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Delayed Draw Loan	20,585	(370)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Revolving Loan	15,228	(274)
AS1 Sports Bidco Ltd	1st Lien Senior Secured Revolving Loan	1,591	(4)
AS1 Sports Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	3,182	(31)
Associations Inc.	1st Lien Senior Secured Delayed Draw Loan	2,030	—
Associations Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Atlas Borrower, LLC	1st Lien Senior Secured Revolving Loan	15,234	—
Atlas Intermediate III LLC	1st Lien Senior Secured Revolving Loan	9,143	(355)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	(772)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	7,620	(20)
Axiom Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	16,189	(296)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,976	(109)
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	27,686	(304)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	13,815	(423)
Bayou Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	13,320	(277)
Bayou Intermediate II, LLC	1st Lien Senior Secured Delayed Draw Loan	8,883	(186)
Birdie Bidco, Inc.	1st Lien Senior Secured Revolving Loan	18,850	(260)
Birdie Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,153	(347)
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	21,972	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(3)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	5,854	—
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	4,034	(79)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,682	(90)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	9,588	(68)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	513	(2)
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	18,017	(308)
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	—
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	18,863	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	26,172	(390)
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	76,007	(1,131)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	25,062	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,558	—
CohnReznick Advisory LLC	1st Lien Senior Secured Delayed Draw Loan	635	(14)
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	9,457	(23)
CoreWeave Financing DDTL V, LLC	1st Lien Senior Secured Delayed Draw Loan	1,612	35
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,070	—
Creek Parent, Inc.	1st Lien Senior Secured Revolving Loan	22,379	(347)
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,247	(18)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	35,060	(1,184)
Dimension Energy LLC	1st Lien Senior Secured Delayed Draw Loan	21,056	(622)
Dwyer Instruments Inc	1st Lien Senior Secured Revolving Loan	2,308	(14)
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	3,667	—
Edition Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	15,048	(262)
Edition Holdings Inc	1st Lien Senior Secured Revolving Loan	6,473	(113)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	9,745	(357)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	—
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	3,102	—
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	(115)
EPFS Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	1,182	(16)
EPFS Buyer, Inc.	1st Lien Senior Secured Revolving Loan	2,899	(38)
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	196	(1)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(248)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	1,155	(45)
Fastener Distribution Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	17,418	(46)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	—
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	—
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	14,046	—
Fire Flow Intermediate Corporation	1st Lien Senior Secured Delayed Draw Loan	42,893	(693)
Fire Flow Intermediate Corporation	1st Lien Senior Secured Delayed Draw Loan	7,813	(126)
Flexera Software LLC	1st Lien Senior Secured Revolving Loan	16,806	(471)
Formerra LLC	1st Lien Senior Secured Revolving Loan	8,422	(124)
Fortress Acquisitionco, Inc.	1st Lien Senior Secured Revolving Loan	28,716	(594)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	5,148	(89)
Galway Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	2,578	(47)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	736	(13)
Global Music Rights, LLC	1st Lien Senior Secured Revolving Loan	28,078	—
Global Service GmbH	1st Lien Senior Secured Delayed Draw Loan	4,374	(43)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	16,674	—
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	2,443	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	882	(79)
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	17,772	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	299	(1)
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	1,117	(3)
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	—
Iris Capital Holdings Pty Ltd	Other Secured Debt Delayed Draw Loan	85,789	(1,228)
Iris Capital Holdings Pty Ltd	Other Secured Debt Delayed Draw Loan	10,724	(153)
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,121	(54)
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	4
Koala Investment Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	22,775	(471)
Koala Investment Holdings Inc	1st Lien Senior Secured Revolving Loan	5,419	(112)
Kona Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	61,081	(1,178)
Kona Buyer LLC	1st Lien Senior Secured Revolving Loan	20,142	(388)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	2,000	(43)
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	14,000	(298)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,852	(278)
Legends Global Holding Co LLC	1st Lien Senior Secured Revolving Loan	10,681	(525)
Madonna Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	13,137	—
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	1,125	(11)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	11,823	(43)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,928	(946)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	37,225	(833)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	5,393	(11)
Navacord Intermediate Holdings Inc	Preferred Equity	290	(11)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	716	(201)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	30,474	(485)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	7,649	—
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	3,187	(25)
NP Kaba Mergersub, Inc.	1st Lien Senior Secured Delayed Draw Loan	11,480	(217)
NP Kaba Mergersub, Inc.	1st Lien Senior Secured Revolving Loan	20,394	(386)
NRO Holdings III Corp.	1st Lien Senior Secured Delayed Draw Loan	59	—
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	17	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	16,125	(233)
Oak Funding LLC	1st Lien Senior Secured Delayed Draw Loan	19,556	(312)
OEConnection LLC	1st Lien Senior Secured Revolving Loan	11,376	43
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	15,332	57
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	26,356	264
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	5,818	(177)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	9,484	(173)
Palmetto TE Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	651	(6)
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	(60)
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	(180)
Pike Corporation	1st Lien Senior Secured Delayed Draw Loan	25,872	(482)
Pike Corporation	1st Lien Senior Secured Revolving Loan	19,117	(356)
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(24)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	4,414	—
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,927	(56)
Premise Health Holding Corp	1st Lien Senior Secured Revolving Loan	2,984	(62)
Premise Health Holding Corp	1st Lien Senior Secured Delayed Draw Loan	5,116	(116)
Prism One Buyer, LLC	1st Lien Senior Secured Revolving Loan	18,000	(364)
Prism Parent Co., Inc.	1st Lien Senior Secured Delayed Draw Loan	2,592	(18)
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	15,248	—
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,820	(65)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	9,732	(27)
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	3,832	—
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	25,930	(635)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	6,365	(68)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(18)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(699)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,029	(275)
Saber Parent Holdings Corp	1st Lien Senior Secured Delayed Draw Loan	22,635	(416)
Saber Parent Holdings Corp	1st Lien Senior Secured Revolving Loan	8,141	(150)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,631	199
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	39,944	1,198
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	21,437	(365)
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	46,920	(334)
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	22,227	(158)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Revolving Loan	3,277	(107)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Delayed Draw Loan	12,927	(423)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	10,845	(298)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(128)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	1,667	(100)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,371	(82)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	19,774	(445)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	29,075	(519)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Spark Bidco Ltd	1st Lien Senior Secured Revolving Loan	17,517	(818)
Specialty Ingredients, LLC	1st Lien Senior Secured Revolving Loan	9,023	(59)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	5,175	(30)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	26,827	(421)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(473)
Sugar PPC Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	10,132	—
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	23,763	(328)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,171	(361)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(284)
Teca Lorien NZ Bidco Private Limited	1st Lien Senior Secured Delayed Draw Loan	5,856	(71)
TechInsights Inc	1st Lien Senior Secured Delayed Draw Loan	21,537	(380)
Tex-Tech Industries Inc	1st Lien Senior Secured Delayed Draw Loan	7,237	—
Tex-Tech Industries Inc	1st Lien Senior Secured Revolving Loan	5,588	—
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	43,618	(942)
Time Manufacturing Holdings LLC	1st Lien Senior Secured Revolving Loan	1	—
Titan BW Borrower L.P.	1st Lien Senior Secured Revolving Loan	48,935	(511)
Titan BW Borrower L.P.	1st Lien Senior Secured Delayed Draw Loan	6,417	(67)
Trading Technologies International Inc	1st Lien Senior Secured Revolving Loan	23,643	(470)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(580)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	26,875	(802)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,289	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	16,303	(116)
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	(41)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	19,822	(141)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	—
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	406	—
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	9,709	—
Victors Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	5,802	(97)
Victors Purchaser LLC	1st Lien Senior Secured Revolving Loan	9,958	(166)
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	2,596	(24)
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	6,305	(59)
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Revolving Loan	27,944	—
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	26,191	—
WorkWave Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	10,144	(174)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	13,493	(96)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	4,420	(31)
Yes Energy LLC	1st Lien Senior Secured Revolving Loan	2,443	(17)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(433)
Zenith AcquisitionCo LLC	1st Lien Senior Secured Revolving Loan	31,229	(89)
Zenith AcquisitionCo LLC	1st Lien Senior Secured Delayed Draw Loan	70,768	(201)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	26,224	(364)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Revolving Loan	7,961	(111)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	17,922	(590)
Total Non-Controlled/Non-Affiliated		$2,819,888	$(35,305)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$1,850	$(21)
Cotx Auto, LLC	1st Lien Senior Secured Revolving Loan	1,351	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	316	(11)
Total Non-Controlled/Affiliated		$3,517	$(32)
Total		$2,823,405	$(35,337)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(9)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(10)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(11)The interest rate floor on these investments as of June 30, 2026 was 1.25%.
(12)The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(13)The interest rate floor on these investments as of June 30, 2026 was 1.75%.
(14)The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(15)The interest rate floor on these investments as of June 30, 2026 was 2.50%.
(16)The interest rate floor on these investments as of June 30, 2026 was 3.00%.
(17)The interest rate floor on these investments as of June 30, 2026 was 3.25%.
(18)The interest rate floor on these investments as of June 30, 2026 was 3.75%.
(19)Loan was on non-accrual status as of June 30, 2026.
(20)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of June 30, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation	$10,177	$1,171	$(1,193)	$(586)	$—	$9,569	$1,160
Southern Graphics Holdings LLC	1,467	—	—	(3)	—	1,464	—
Velocity Cayman Holding L.P.	6,476	—	—	188	—	6,664	—
Velocity Cayman Holdings GP LLC	—	—	—	—	—	—	—
Galaxy US Opco Inc	11,257	228	(70)	(557)	—	10,858	554
Artemis Bidco Limited	7,189	425	—	(305)	—	7,309	468
Ark Newco Limited	9,688	—	—	(5,113)	—	4,575	—
Wash & Wax Systems LLC	15,404	770	(71)	(668)	—	15,435	801
Wash & Wax Holdings LLC	10,262	714	—	(3,291)	—	7,685	714
Wash & Wax Group LP	6,991	—	—	(6,991)	—	—	—
New Era Technology Inc	7,779	409	(2)	(10)	—	8,176	412
NE SPV Holdco, LLC	3,437	—	—	(3,113)	—	324	—
Daphne S.P.A.	—	28,118	(23)	(1,419)	—	26,676	1,015
Demon Holdco Lux Sarl	—	22,660	—	(9,196)	—	13,464	—
Cotx Auto, LLC	—	21,018	—	398	—	21,416	30
New Spanx, LLC	—	8,667	—	—	—	8,667	2
New Spanx Topco LP	—	8,366	—	(44)	—	8,322	—
SLF V AD1 Holdings, LLC	9,298	—	(1,586)	(3,167)	—	4,545	—
Total Non-Controlled/Affiliated Investments	$99,425	$92,546	$(2,945)	$(33,877)	$—	$155,149	$5,156
Controlled/Affiliated Investments
Majority Owned Subsidiaries
ULTRA III, LLC	$416,244	$20,105	$(4,411)	$(16,532)	$—	$415,406	$30,171
Total Controlled/Affiliated Investments	$416,244	$20,105	$(4,411)	$(16,532)	$—	$415,406	$30,171
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
(22)Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $770,469, or 6.39% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
CG Parent Intermediate Holdings, Inc.	Preferred Stock	November 20, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Club Car Wash Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
Rapid Express Preferred, LLC	Preferred Stock	November 15, 2023
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
Holdings 2, L.P.	L.P. Interest	February 12, 2026
Herb Partnership, LP	Series A Preferred Units	May 12, 2026
DCA Acquisition Holdings LLC	Class B Common Units	June 2, 2026
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
OneTeam Partners, LLC	Preferred Units	September 15, 2022
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
ELNG Equity LLC	Warrants	September 25, 2025
Creek Feeder, L.P.	LP Interest	December 16, 2024
BCPE Virginia HoldCo, Inc.	Preferred Stock	December 14, 2023
Lava Topco, Inc.	Preferred Stock	November 10, 2025
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
Cotx Auto, LLC	LLC Interest	June 11, 2026
New Spanx Topco LP	Class A Common Units	June 30, 2026
Demon Holdco Lux Sarl	Class A Common Units	January 27, 2026
ULTRA III, LLC	LLC Interest	June 1, 2023
(23)Reflects a “last-out” tranche of the portfolio company’s senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company’s senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(24)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(25)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(26)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(27)The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2026 was 3.99%.
(28)The interest rate on these loans is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%.
(29)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(30)The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
(31)The interest rate on these loans is subject to 12 month EURIBOR, which as of June 30, 2026 was 2.73%.
(32)The interest rate on these loans is subject to daily SONIA, which as of June 30, 2026 was 3.73%.
(33)The interest rate on these loans is subject to 3 month SONIA, which as of June 30, 2026 was 3.87%.
(34)The interest rate on these loans is subject to 6 month BKBM, which as of June 30, 2026 was 2.95%.
(35)The interest rate on these loans is subject to 1 month BBSY, which as of June 30, 2026 was 4.36%.
(36)The interest rate on these loans is subject to 3 month BBSY, which as of June 30, 2026 was 4.51%.
(37)The interest rate on these loans is subject to 6 month BBSY, which as of June 30, 2026 was 4.85%.
(38)The interest rate on these loans is subject to 1 month CORRA, which as of June 30, 2026 was 2.28%.
(39)The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(40)The interest rate on these loans is subject to 6 month NIBOR, which as of June 30, 2026 was 4.81%.
(41)The interest rate on these loans is subject to 3 month STIBOR, which as of June 30, 2026 was 2.04%.
(42)The interest rate on these loans is subject to 6 month STIBOR, which as of June 30, 2026 was 2.25%.
(43)The interest rate on these loans is subject to daily SORA, which as of June 30, 2026 was 1.19%.
(44)The interest rate on these loans is subject to 3 month TONA, which as of June 30, 2026 was 0.98%.
(45)The interest rate on these loans is subject to Prime Rate, which as of June 30, 2026 was 6.75%.
(46)The interest rate on these loans is subject to daily SOFR, which as of June 30, 2026 was 3.68%.
(47)Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.

ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	236,113	Australian Dollars	334,268	BNP PARIBAS	9/23/2026	$5,040
U.S. Dollars	82,379	Canadian Dollars	114,770	BNP PARIBAS	9/23/2026	1,187
U.S. Dollars	492,596	Euros	422,711	BNP PARIBAS	9/23/2026	7,935
U.S. Dollars	559,115	British Pounds	416,901	BNP PARIBAS	9/23/2026	6,052
U.S. Dollars	53,332	Norwegian Kroner	508,969	BNP PARIBAS	9/23/2026	1,961
U.S. Dollars	46,248	Swedish Krona	431,403	BNP PARIBAS	9/23/2026	1,557
U.S. Dollars	30,610	Australian Dollars	43,199	Deutsche Bank AG	9/23/2026	747
U.S. Dollars	26,832	Canadian Dollars	37,049	Deutsche Bank AG	9/23/2026	622
U.S. Dollars	29,846	Euros	25,592	Deutsche Bank AG	9/23/2026	503
U.S. Dollars	59,856	British Pounds	44,591	Deutsche Bank AG	9/23/2026	702
U.S. Dollars	102,227	Swedish Krona	952,894	Deutsche Bank AG	9/23/2026	3,511
U.S. Dollars	7,321	Australian Dollars	20,403	Goldman Sachs Bank USA	9/23/2026	(6,784)
U.S. Dollars	275,489	Euros	235,989	Goldman Sachs Bank USA	9/23/2026	4,915
U.S. Dollars	67,601	British Pounds	50,412	Goldman Sachs Bank USA	9/23/2026	724
U.S. Dollars	56,375	New Zealand Dollars	96,754	Goldman Sachs Bank USA	9/23/2026	1,280
U.S. Dollars	35,650	Singaporean Dollars	45,400	Goldman Sachs Bank USA	9/23/2026	352
U.S. Dollars	141,126	Canadian Dollars	196,565	Morgan Stanley Bank, N.A.	9/23/2026	2,070
U.S. Dollars	29,553	Euros	25,358	Morgan Stanley Bank, N.A.	9/23/2026	479
U.S. Dollars	774	Australian Dollars	1,095	SMBC Capital Markets, Inc.	9/23/2026	17
U.S. Dollars	254,151	Euros	217,960	SMBC Capital Markets, Inc.	9/23/2026	4,247
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(6,561)
U.S. Dollars	23,612	Japanese Yen	3,753,293	SMBC Capital Markets, Inc.	9/24/2026	368
Total						$30,924

HPS Corporate Lending Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$(89)	$—	$(955)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(348)	—	(1,621)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	303	—	(880)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	1,074	—	(4,213)
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(2,064)	—	(8,210)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	2,599	—	(7,806)
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	2,365	—	(8,749)
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	5,857	—	(10,385)
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	(1,040)	—	(2,891)
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	(5,096)	—	(9,220)
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(10,079)	—	(7,439)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(12,531)	—	(7,549)
SMBC Capital Markets, Inc.	April 2029 Notes	5.15%	SOFR + 1.77%	4/2/2029	350,000	(6,104)	—	(6,104)
BNP PARIBAS	April 2031 Notes	5.65%	SOFR + 2.13%	4/2/2031	400,000	(8,146)	—	(8,146)
BNP PARIBAS	August 2031 Notes	6.30%	SOFR + 2.39%	8/19/2031	600,000	(1,847)	—	(1,847)
Total Interest Rate Swaps						$(35,146)	$—	$(86,015)
(1)Interest payments on the Company’s interest rate swaps are made semiannually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of June 30, 2026 was 3.73% other than the swap on the November 2027 Notes which is subject to the daily SOFR rate which was 3.68% at June 30, 2026.
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
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Sterling Overnight Index Average (“SONIA” or “SN”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), Bank Bill Benchmark Rate (“BKBM” or “BB”), or Bank Bill Swap Bid Rate (“BBSY” or “B”) which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, BKBM, or BBSY and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(23)Reflects a “last-out” tranche of the portfolio company’s senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company’s senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
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

The Company has and may continue to invest in smaller or larger companies if an opportunity presents attractive investment and risk-adjusted returns. In addition to corporate level obligations, the Company’s investments in such companies may also opportunistically include private asset-based financings such as equipment financings, financings against mission-critical corporate assets and mortgage loans, and/or investments that represent equity in portfolios of loans, receivables or other debt instruments. The Company may also participate in programmatic investments (i.e., recurring) through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and the Company participates in the junior exposure. Programmatic investments generally represent investments made as part of an ongoing partnership or arrangement (e.g., joint venture) with a third party. In these cases, the Company may make a commitment to invest repeatedly in a series of transactions over time rather than making a single, standalone investment. These investments would be subject to an agreed upon framework, strategy, and/or approval process, and are intended to build a portfolio through continued relationship with one or more program partners.

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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND CLO 2025-4 Investments, LLC, HLEND CLO 2026-5 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC, HLEND DCA, LLC, HLEND QS Lux Sarl, HLEND FA Holdings, LLC, HLEND DS Lux Sarl and HLEND Lux Sarl. All intercompany transactions have been eliminated in consolidation.

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

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of June 30, 2026 and December 31, 2025, there was $34.5 million and $0.0 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, there was $6.1 million and $54.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Asset and Liabilities. As of June 30, 2026 and December 31, 2025, $40.6 million and $54.0 million, respectively, of collateral was invested in a money market fund.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2026, the Company recorded non-recurring interest income of $8.6 million and $20.3 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2025, the Company recorded non-recurring interest income of $4.2 million and $9.5 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, the Company had certain investments in six and seven portfolio companies on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2026, the Company recorded $22.3 million and $41.1 million, respectively, of dividend income, of which, $1.4 million and $2.7 million, respectively, relate to PIK dividends. For the three and six months ended June 30, 2025, the Company recorded $14.3 million and $26.0 million, respectively, of dividend income, of which, $1.2 million and $2.3 million, respectively, relate to PIK dividends

Other Income

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

For the three and six months ended June 30, 2026, the Company accrued $0.6 million and $2.6 million of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2025, the Company accrued $3.2 million and $3.4 million of U.S. federal excise tax, respectively.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of June 30, 2026, the Company had payables due to affiliates of $15.8 million, comprised of $6.2 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $9.6 million of other expenses paid on behalf of the Company, which includes $0.1 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
of $16.7 million, comprised of $4.7 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $12.0 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

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

For the three and six months ended June 30, 2026, base management fees were $39.5 million and $79.4 million, respectively. For the three and six months ended June 30, 2025, base management fees were $32.6 million and $61.8 million, respectively. As of June 30, 2026 and December 31, 2025, $26.5 million and $13.7 million, respectively, were payable to the Adviser related to management fees.

Incentive Fees

The incentive fee, under both the Prior Investment Advisory Agreement and the Investment Advisory Agreement, consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

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

These calculations are prorated for any period of less than three months and are adjusted for any share issuances or repurchases during the relevant quarter.

For the three and six months ended June 30, 2026, income based incentive fees were $44.6 million and $90.7 million, respectively. For the three and six months ended June 30, 2025, income based incentive fees were $38.2 million and $71.9 million, respectively. As of June 30, 2026 and December 31, 2025, $44.6 million and $47.3 million, respectively, were payable to the Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2026, there were no accrued capital gains incentive fees. For the three and six months ended June 30, 2025, the Company recorded a reversal of previously recorded capital gains incentive fees of $(6.9) million and $(12.9) million, respectively. As of June 30, 2026 and December 31, 2025, there were no capital gains incentive fees payable.

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

Unless earlier terminated as described below, the Administration Agreement is effective for a one-year term ending on July 1, 2026 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the shareholders of the Company holding a majority of its outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations. The Administration Agreement was renewed and approved by the Board on May 11, 2026, for a one-year period ending on July 1, 2027.

For the three and six months ended June 30, 2026, the Company incurred $0.9 million and $1.8 million, respectively, of expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $1.2 million and $2.8 million, respectively, of expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there was $6.2 million and $4.7 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026, the Company incurred shareholder servicing and/or distribution fees of $0.7 million and $1.4 million attributable to Class D shares, respectively, $7.1 million and $14.2 million attributable to Class F shares, respectively, and $1.7 million and $3.5 million attributable to Class S shares, respectively. For the three and six months ended June 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.7 million and $1.4 million attributable to Class D shares, respectively, $6.3 million and $12.1 million attributable to Class F shares, respectively, and $1.3 million and $2.3 million attributable to Class S shares, respectively. As of June 30, 2026 and December 31, 2025, there was $3.1 million and $3.3 million, respectively, of shareholder servicing and/or distribution fees payable to the Managing Dealer.

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

For the three and six months ended June 30, 2026 and 2025, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$23,237,845	$23,016,489	95.20%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,839	27,379	0.11	26,807	27,881	0.11
Other secured debt	215,319	216,237	0.89	223,932	226,763	0.89
Unsecured debt	68,581	65,284	0.27	60,746	60,145	0.24
Structured finance investments	83,467	82,180	0.34	88,264	88,664	0.35
Investments in joint ventures	418,094	415,406	1.72	402,400	416,244	1.64
Equity investments	387,095	355,063	1.47	138,127	122,228	0.48
Total	$24,437,240	$24,178,038	100.00%	$25,109,408	$25,337,420	100.00%

The industry composition of investments at fair value as of June 30, 2026 as compared to December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$1,526,866	6.32%	$1,301,763	5.13%
Air Freight & Logistics	89,079	0.37	85,553	0.34
Asset Based Lending and Fund Finance	112,428	0.47	124,203	0.49
Automobile Components	173,301	0.72	290,110	1.14
Beverages	96,427	0.40	97,885	0.39
Broadline Retail	24,550	0.10	24,963	0.10
Building Products	280,619	1.16	268,827	1.06
Capital Markets	321,135	1.33	341,877	1.35
Chemicals	165,768	0.69	167,441	0.66
Commercial Services & Supplies	1,255,632	5.19	1,231,788	4.86
Communications Equipment	53,641	0.22	55,553	0.22
Construction & Engineering	116,861	0.48	119,092	0.47
Consumer Finance	22,505	0.09	25,681	0.10
Consumer Staples Distribution & Retail	511,770	2.12	522,725	2.06
Containers & Packaging	198,119	0.82	200,903	0.79
Distributors	7,783	0.03	14,157	0.06
Diversified Consumer Services	731,336	3.02	767,302	3.03
Diversified Telecommunication Services	16,370	0.07	17,123	0.07
Electric Utilities	81,697	0.34	77,049	0.30
Electrical Equipment	125,632	0.52	127,336	0.50
Electronic Equipment, Instruments & Components	253,308	1.05	268,724	1.06
Energy Equipment & Services	73,375	0.30	72,426	0.29
Entertainment	567,411	2.35	585,906	2.31
Financial Services	1,359,865	5.62	1,401,386	5.53
Food Products	178,789	0.74	176,572	0.70
Gas Utilities	37,879	0.16	39,404	0.16
Health Care Equipment & Supplies	920,626	3.81	993,028	3.92
Health Care Providers & Services	3,146,014	13.00	3,170,872	12.50
Health Care Technology	97,675	0.40	110,869	0.44
Hotels, Restaurants & Leisure	749,209	3.10	820,147	3.24

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	June 30, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Household Durables	68,056	0.28	67,521	0.27
Independent Power and Renewable Electricity Producers	274,504	1.14	286,297	1.13
Insurance	567,329	2.35	677,379	2.67
Interactive Media & Services	190,489	0.79	148,774	0.59
Investments in Joint Ventures	415,406	1.72	416,244	1.64
IT Services	507,981	2.10	488,782	1.93
Life Sciences Tools & Services	801,022	3.31	890,883	3.52
Machinery	319,254	1.32	306,321	1.21
Media	267,744	1.11	406,502	1.60
Metals & Mining	204,418	0.85	213,890	0.84
Multi-Utilities	—	—	4,289	0.02
Oil, Gas & Consumable Fuels	841	0.00	3,471	0.01
Personal Care Products	182,135	0.75	186,685	0.74
Pharmaceuticals	630,612	2.61	623,138	2.46
Professional Services	1,022,002	4.23	1,030,406	4.07
Real Estate Management & Development	106,156	0.44	103,592	0.41
Semiconductors & Semiconductor Equipment	12,597	0.05	12,076	0.05
Software	4,258,240	17.61	4,772,683	18.83
Specialty Retail	316,397	1.31	378,996	1.50
Structured Finance	82,180	0.34	88,664	0.35
Textiles, Apparel & Luxury Goods	51,376	0.21	54,864	0.22
Trading Companies & Distributors	289,973	1.20	282,786	1.12
Transportation Infrastructure	83,215	0.34	86,929	0.34
Wireless Telecommunication Services	230,441	0.95	305,583	1.21
Total	$24,178,038	100.00%	$25,337,420	100.00%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$20,510,038	$20,191,484	83.52%	167.57%
United Kingdom	1,374,948	1,417,586	5.87	11.76
Sweden	552,225	549,604	2.28	4.56
Spain	311,079	325,653	1.35	2.70
Australia	316,126	314,516	1.30	2.61
Canada	248,454	238,133	0.98	1.98
Germany	184,863	187,264	0.77	1.55
Lithuania	181,710	181,779	0.75	1.51
France	161,063	169,911	0.70	1.41
Austria	154,011	169,203	0.70	1.40
Belgium	167,160	165,242	0.68	1.37
New Zealand	54,926	53,149	0.22	0.44
Taiwan	50,454	50,731	0.21	0.42
Israel	45,444	44,151	0.18	0.37
Czech Republic	37,731	42,045	0.17	0.35
Italy	50,756	40,140	0.17	0.33
Singapore	33,317	34,769	0.14	0.29
Ireland	2,935	2,678	0.01	0.02
Total	$24,437,240	$24,178,038	100.00%	200.64%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$20,799,766	$20,802,415	82.10%	167.26%
United Kingdom	1,699,572	1,802,207	7.11	14.49
Sweden	549,232	577,532	2.28	4.64
Australia	398,668	401,762	1.59	3.23
France	287,473	305,802	1.21	2.46
Spain	259,311	287,386	1.13	2.31
Germany	247,547	267,864	1.06	2.15
Canada	176,733	176,307	0.70	1.42
Austria	151,387	170,687	0.67	1.37
Belgium	164,159	165,484	0.65	1.33
Lithuania	135,156	137,800	0.54	1.11
Czech Republic	54,856	63,706	0.25	0.51
Taiwan	49,155	49,685	0.20	0.40
Israel	45,378	45,382	0.18	0.36
Italy	52,597	43,184	0.17	0.35
Singapore	33,198	34,946	0.14	0.28
Ireland	2,947	2,973	0.01	0.02
Netherlands	2,273	2,298	0.01	0.02
Total	$25,109,408	$25,337,420	100.00%	203.71%

As of June 30, 2026 and December 31, 2025, the Company had certain investments in six and seven portfolio companies on non-accrual status, respectively, which represented 0.70% and 0.74% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

As of June 30, 2026 and December 31, 2025, on a fair value basis, 98.6% and 99.2%, respectively, of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a floating rate and 1.4% and 0.8% of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a fixed rate, respectively.

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

Derivative Instruments: Derivative instruments can be exchange-traded or privately negotiated over the-counter (“OTC”) and include forward currency contracts and swap contracts. Forward currency contracts and swap contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,423,407	$21,593,082	$23,016,489
Second lien debt	—	—	27,379	27,379
Other secured debt	—	—	216,237	216,237
Unsecured debt	—	17,131	48,153	65,284
Structured finance investments	—	49,766	32,414	82,180
Equity investments	—	24	355,039	355,063
Total investments	—	1,490,328	22,272,304	23,762,632
Investments measured at NAV(1)	—	—	—	415,406
Total	$—	$1,490,328	$22,272,304	$24,178,038
Cash equivalents	$332,918	$—	$—	$332,918

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

The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,351,784	$27,742	$228,097	$48,196	$30,458	$327,445	$23,013,722
Purchases of investments(1)	569,859	76	2,321	3,497	2,178	25,450	603,381
Proceeds from principal repayments and sales of investments	(1,076,078)	(312)	(16,063)	(93)	—	(19)	(1,092,565)
Accretion of discount/amortization of premium	21,769	126	243	49	—	—	22,187
Net realized gain (loss)	(17,212)	—	(55)	(1,392)	—	7	(18,652)
Net change in unrealized appreciation (depreciation)	(172,525)	(253)	1,694	(2,104)	(222)	(13,597)	(187,007)
Transfers in(2)	—	—	—	—	—	15,753	15,753
Transfers out(2)	(84,515)	—	—	—	—	—	(84,515)
Fair value, end of period	$21,593,082	$27,379	$216,237	$48,153	$32,414	$355,039	$22,272,304
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(165,467)	$(253)	$1,509	$(3,495)	$(222)	$(13,597)	$(181,525)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, transfers out of level 3 of $(68.8) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three months ended June 30, 2026, transfers between investment types were $15.8 million.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,744,446	$27,881	$226,763	$46,809	$29,738	$122,207	$23,197,844
Purchases of investments(1)	1,785,972	153	35,736	5,123	2,938	234,815	2,064,737
Proceeds from principal repayments and sales of investments	(2,508,657)	(312)	(45,505)	(93)	—	(1,605)	(2,556,172)
Accretion of discount/amortization of premium	44,629	190	747	96	—	—	45,662
Net realized gain (loss)	333	—	410	(1,392)	—	7	(642)
Net change in unrealized appreciation (depreciation)	(392,496)	(533)	(1,914)	(2,390)	(262)	(16,138)	(413,733)
Transfers in(2)	3,847	—	—	—	—	15,753	19,600
Transfers out(2)	(84,992)	—	—	—	—	—	(84,992)
Fair value, end of period	$21,593,082	$27,379	$216,237	$48,153	$32,414	$355,039	$22,272,304
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(369,787)	$(533)	$(1,489)	$(3,782)	$(262)	$(16,138)	$(391,991)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, transfers out of level 3 of $(69.2) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the six months ended June 30, 2026, transfers into Level 3 of $3.8 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser. For the six months ended June 30, 2026, transfers between investment types were $15.8 million.

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$16,389,749	$27,030	$64,252	$33,757	$—	$72,559	$16,587,347
Purchases of investments(1)	2,274,861	—	39,012	1,195	62	21,904	2,337,034
Proceeds from principal repayments and sales of investments	(441,596)	—	(5,416)	—	—	—	(447,012)
Accretion of discount/amortization of premium	16,675	8	178	5	—	—	16,866
Net realized gain (loss)	(13,933)	—	—	—	—	—	(13,933)
Net change in unrealized appreciation (depreciation)	149,140	(134)	820	(468)	—	(1,570)	147,788
Transfers in(2)	4,661	—	—	—	—	—	4,661
Transfers out(2)	(81,325)	—	—	—	—	(36)	(81,361)
Fair value, end of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$143,377	$(134)	$820	$(468)	$—	$(1,570)	$142,025

(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers out of level 3 of $(81.4) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three months ended June 30, 2025, transfers into level 3 of $4.7 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$—	$60,471	$14,546,560
Purchases of investments(1)	4,515,705	—	39,901	2,334	62	33,830	4,591,832
Proceeds from principal repayments and sales of investments	(693,476)	(4,470)	(10,832)	—	—	(716)	(709,494)
Accretion of discount/amortization of premium	33,516	16	361	10	—	—	33,903
Net realized gain (loss)	(27,037)	(4,874)	—	—	—	588	(31,323)
Net change in unrealized appreciation (depreciation)	230,821	4,892	915	(681)	—	(1,281)	234,666
Transfers in(2)	—	—	—	—	—	—	—
Transfers out(2)	(114,719)	—	—	—	—	(35)	(114,754)
Fair value, end of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$221,204	$18	$915	$(681)	$—	$(917)	$220,539
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, transfers out of Level 3 of $(114.8) million were primarily due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$19,386,927	Yield analysis	Discount rate	6.08%	46.00%	9.52%	Decrease
	156,838	Discounted cash flow	Discount rate	9.50%	20.00%	15.34%	Decrease
			Exit multiple	2.64x	10.21x	6.94x	Increase
	3,001	Recovery analysis	Recovery rate	27.61%	100.00%	34.84%	Increase
Investments in second lien debt	24,873	Yield analysis	Discount rate	8.77%	8.77%	8.77%	Decrease
	2,506	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%	Decrease
			Exit multiple	8.48x	8.48x	8.48x	Increase
Investments in other secured debt	216,237	Yield analysis	Discount rate	8.65%	12.21%	10.21%	Decrease
Investments in unsecured debt	46,399	Yield analysis	Discount rate	14.25%	31.87%	17.70%	Decrease
Investments in structured finance obligations - debt instruments	32,414	Yield analysis	Discount rate	6.35%	12.42%	11.04%	Decrease
Investments in preferred equity	292,494	Yield analysis	Discount rate	9.65%	39.62%	12.91%	Decrease
	324	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%	Decrease
			Exit multiple	8.75x	8.75x	8.75x	Increase
Investments in common equity	16,795	Yield analysis	Discount rate	8.00%	15.00%	10.78%	Decrease
	16,452	Discounted cash flow	Discount rate	7.33%	10.00%	9.71%	Decrease
			Exit multiple	5.82x	10.21x	9.65x	Increase
	4,545	Recovery analysis	Recovery rate	53.34%	53.34%	53.34%	Increase

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025
	Fair Value(1)	Valuation Technique	Unobservable Input	Range		Weighted Average(2)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$16,911,655	Yield analysis	Discount rate	6.06%	37.01%	9.56%	Decrease
	99,057	Discounted cash flow	Discount rate	9.50%	20.00%	12.99%	Decrease
			Exit multiple	2.90x	10.20x	9.50x	Increase
	18,556	Recovery analysis	Recovery rate	43.91%	43.91%	43.91%	Increase
Investments in second lien debt	25,216	Yield analysis	Discount rate	8.56%	8.56%	8.56%	Decrease
	2,665	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%	Decrease
			Exit multiple	8.48x	8.48x	8.48x	Increase
Investments in other secured debt	132,515	Yield analysis	Discount rate	8.62%	15.91%	10.85%	Decrease
Investments in unsecured debt	36,454	Yield analysis	Discount rate	12.72%	17.66%	14.66%	Decrease
	10,262	Discounted cash flow	Discount rate	16.00%	16.00%	16.00%	Decrease
			Exit multiple	9.00x	9.00x	9.00x	Increase
	93	Recovery analysis	Recovery rate	5.42%	5.42%	5.42%	Increase
Investments in structured finance obligations - debt instruments	29,738	Yield analysis	Discount rate	6.23%	12.24%	10.88%	Decrease
Investments in preferred equity	69,922	Yield analysis	Discount rate	8.60%	24.23%	17.89%	Decrease
	13,125	Discounted cash flow	Discount rate	9.50%	20.00%	12.25%	Decrease
			Exit multiple	8.75x	10.00x	9.67x	Increase
Investments in common equity	9,751	Yield analysis	Discount rate	8.00%	8.00%	8.00%	Decrease
	27,409	Discounted cash flow	Discount rate	7.31%	20.00%	12.29%	Decrease
			Exit multiple	5.55x	11.50x	9.60x	Increase
			Cap rate	8.29%	8.29%	8.29%	Decrease
(1)As of June 30, 2026, included within the fair value of Level 3 assets of $22,272,304 is an amount of $2,072,499 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2025, included within the fair value of Level 3 assets of $23,197,844 is an amount of $5,811,426 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	June 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
HLEND A Funding Facility	$725,788	$725,788	$758,407	$758,407
HLEND B Funding Facility	568,143	568,143	833,783	833,783
HLEND C Funding Facility	510,000	510,000	510,000	510,000
HLEND D Funding Facility	503,200	503,200	757,110	757,110
HLEND E Funding Facility	144,808	144,808	906,290	906,290
Revolving Credit Facility	444,585	444,585	1,742,106	1,742,106
November 2027 Notes	154,426	160,612	155,206	164,994
March 2028 Notes	123,266	128,953	124,775	132,520
September 2027 Notes	75,065	77,575	75,847	79,693
September 2028 Notes	249,913	264,945	253,865	273,213
January 2029 Notes	541,365	559,664	548,317	574,607
September 2029 Notes	396,624	402,552	403,520	414,580
January 2028 Notes	746,285	747,945	753,079	759,180
April 2032 Notes	494,772	489,915	504,209	508,160
June 2027 Notes	396,957	398,256	398,846	402,424
June 2030 Notes	488,627	492,965	497,133	506,670
September 2028-1 Notes	584,013	588,210	590,215	596,982
November 2030 Notes	482,671	483,735	489,753	498,825
April 2029 Notes	340,841	342,304	—	—
April 2031 Notes	387,236	388,284	—	—
August 2031 Notes	591,975	597,648	—	—
2023 CLO Refinancing Secured Notes	575,504	577,966	575,217	578,576
2024 CLO Secured Notes	384,355	399,147	381,678	400,789
2025 CLO Secured Debt	846,273	849,187	845,771	851,044
2025-4 CLO Secured Notes	845,610	851,061	845,079	852,520
2026 CLO Secured Notes	507,406	508,559	—	—
Total	$12,109,708	$12,206,007	$12,950,206	$13,102,473
(1)As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes and CLO Debt (each as defined below) are presented net of unamortized debt issuance costs and original issue discount, as applicable. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship, as further described in Note 6. See also “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of our debt.

The following table presents the fair value hierarchy of the Company’s debt obligations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	8,677,398	6,944,357
Level 3	3,528,609	6,158,116
Total	$12,206,007	$13,102,473

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

During the three and six months ended June 30, 2026, the average notional exposure for foreign currency forward contracts were $2,771.9 million and $2,749.6 million, respectively, and the average notional exposure for interest rate swaps were $5,776.5 million and $5,540.8 million, respectively. During the three and six months ended June 30, 2025, the average notional exposure for foreign currency forward contracts were $2,258.2 million and $2,007.3 million, respectively, and the average notional exposure for interest rate swaps were $3,312.5 million and $3,037.5 million, respectively.

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$44,269	$—	$44,269	$2,603,485
Interest rate swaps	—	12,198	—	12,198	1,975,000
Total derivative assets, at fair value	$—	$56,467	$—	$56,467	$4,578,485

Derivative Liabilities
Foreign currency forward contracts	$—	$(13,345)	$—	$(13,345)	$138,007
Interest rate swaps	—	(47,344)	—	(47,344)	4,101,500
Total derivative liabilities, at fair value	$—	$(60,689)	$—	$(60,689)	$4,239,507

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$750	$—	$750	$644,368
Interest rate swaps	—	58,491	—	58,491	3,626,500
Total derivative assets, at fair value	$—	$59,241	$—	$59,241	$4,270,868

Derivative Liabilities
Foreign currency forward contracts	$—	$(21,542)	$—	$(21,542)	$1,959,684
Interest rate swaps	—	(7,622)	—	(7,622)	1,100,000
Total derivative liabilities, at fair value	$—	$(29,164)	$—	$(29,164)	$3,059,684

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain (loss) on foreign currency forward contracts	$(641)	$(70,095)	$3,312	$(104,374)
Net change in unrealized gain (loss) on foreign currency forward contracts	$22,601	$(85,050)	$51,717	$(109,152)

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025:

			June 30, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative liabilities, at fair value	$5,857	$(27,620)	$(21,763)	$17,220	$(4,543)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(18,247)	$(18,247)	$17,230	$(1,017)
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$6,341	$(1,477)	$4,864	$(4,864)	$—
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$6,085	$—	$6,085	$—	$6,085
Morgan Stanley Bank, N.A.	Foreign currency forward contracts	Derivative assets, at fair value	$2,549	$—	$2,549	$—	$2,549
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$7,271	$(6,784)	$487	$—	$487
BNP PARIBAS	Foreign currency forward contracts	Derivative assets, at fair value	$23,732	$—	$23,732	$—	$23,732
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$4,632	$(6,561)	$(1,929)	$—	$(1,929)

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$20,366	$(4,982)	$15,384	$(15,384)	$—
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,146	$(2,640)	$3,506	$(3,506)	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$31,979	$—	$31,979	$(31,979)	$—
Deutsche Bank AG	Foreign currency forward contracts	Derivative liabilities, at fair value	$25	$(1,636)	$(1,611)	$—	$(1,611)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$113	$(2,573)	$(2,460)	$—	$(2,460)
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(8,787)	$(8,787)	$—	$(8,787)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$612	$(8,546)	$(7,934)	$—	$(7,934)

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

For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. Upon termination of an interest rate swap in connection with the repayment of the related hedged item, any realized gain or loss on the termination of the interest rate swap is recognized in interest expense in the Consolidated Statements of Operations.

The table below presents the carrying value of unsecured borrowings as of June 30, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$5,976,823	$(35,146)	$4,717,162	$50,869

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 198.5% and 195.7%, respectively.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.

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

As of June 30, 2026 and December 31, 2025, the Company had five SPV Financing Facilities, as discussed below.

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

As of June 30, 2026, the maximum borrowing capacity under the HLEND A Funding Facility was $1,600 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to December 23, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by December 23, 2030.

HLEND B Funding Facility

On July 19, 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (as amended, the “HLEND B Funding Facility”). Bank of America N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On September 17, 2025, HLEND B entered into an amendment to, among other things, increase the aggregate commitments under the HLEND B Funding Facility from $1,250 million to $1,500 million, adjust the applicable margin effective on and after October 1, 2025, and extend the maturity date and availability period of the HLEND B Funding Facility.

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin that is a blended rate based on aggregate outstanding balance that are broadly syndicated loans, large corporate loans and middle market loans in the portfolio, subject to a blended floor of 1.75%.

As of June 30, 2026, the maximum borrowing capacity under the HLEND B Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on September 17, 2028 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 17, 2030.

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

As of June 30, 2026, the maximum borrowing capacity under the HLEND C Funding Facility was $850 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2032.

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

Loans under the HLEND D Funding Facility bear interest at a per annum rate equal to (i)(a) with respect to advances made in U.S. dollars, Term SOFR, (b) with respect to advances made in GBP, adjusted cumulative compounded SONIA, (c) with respect to advances made in Euros, EURIBOR, (d) with respect to advances made in CAD, Term CORRA, and (e) with respect to advances made in Australian Dollars, BBSW, plus (ii) the applicable margin of 1.85% per annum.

As of June 30, 2026, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on January 20, 2029 and amounts outstanding under the credit facility must be repaid by January 20, 2031.

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

As of June 30, 2026, the maximum borrowing capacity under the HLEND E Funding Facility was $1,500 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

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

Private Unsecured Notes

The Company issued certain unsecured notes, as further described below: November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes (each as defined below), which are collectively referred to herein as the “Private Unsecured Notes”.

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

144A Unsecured Notes

The Company has also issued certain unsecured notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes, April 2032 Notes, June 2027 Notes, June 2030 Notes, September 2028-1 Notes, November 2030 Notes, April 2029 Notes, April 2031 Notes, and August 2031 Notes (each as defined below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

The 144A Unsecured Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in each respective indenture governing the applicable 144A Unsecured Notes (collectively, the “144A Unsecured Notes Indentures”). The 144A Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 144A Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

August 2031 Notes

On May 19, 2026, the Company issued $600 million aggregate principal amount of 6.30% notes due in 2031 (the “August 2031 Notes”) pursuant to an eleventh supplemental indenture, dated as of May 19, 2026, to the Base Indenture between the Company and the 144A Unsecured Notes Trustee.

The August 2031 Notes will mature on August 19, 2031 and bear interest at a rate of 6.30% per year payable semi-annually on February 19 and August 19 of each year, commencing on February 19, 2027.

In connection with the August 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 6.30% per annum and pays a floating interest rate of 3-month Term SOFR plus 2.394% per annum on $600 million of the August 2031 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

2023 Debt Securitization

On October 5, 2023 (the “Closing Date”), the Company completed a $429.1 million term debt securitization (the “2023 Debt Securitization”), which consisted of three tranches of secured notes (the “2023 CLO Secured Notes”) and subordinated notes (the “2023 CLO Subordinated Notes”). The 2023 CLO Secured Notes together with the 2023 CLO Subordinated Notes were collectively referred to as the “2023 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which was consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2023 CLO Notes offered in the 2023 Debt Securitization were issued by HLEND CLO 2023-1, LLC (the “2023 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and were backed by a diversified portfolio of middle-market commercial loans and participation interests therein. The 2023 CLO Notes were scheduled to mature on October 22, 2035; however, the 2023 CLO Notes could be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the 2023 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2025.

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
(1)The Company retained all of the 2023 CLO Subordinated Notes issued in the 2023 Debt Securitization which were eliminated in consolidation.

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

As part of the 2023 Debt Securitization, the Company, the 2023 Depositor and the 2023 Issuer entered into an amended and restated sale and contribution agreement on the Closing Date (the “2023 Sale Agreement”), pursuant to which the Company sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Depositor and the 2023 Depositor subsequently sold, transferred, assigned, contributed or otherwise conveyed to the 2023 Issuer the loans and participations therein securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the 2023 Sale Agreement. Following this transfer, the 2023 Issuer, and not the 2023 Depositor or the Company, held all of the ownership interest in such loans and participations therein. The Company made customary representations, warranties and covenants in the 2023 Sale Agreement.

The 2023 CLO Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company served as collateral manager for the 2023 Issuer under a collateral management agreement and had agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the collateral management agreement.

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
The following table presents information on the 2023 CLO Refinancing as of June 30, 2026:

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

The following table presents information on the 2024 Debt Securitization as of June 30, 2026:

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

The following table presents information on the 2025 CLO Debt Securitization as of June 30, 2026:

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

The following table presents information on the 2025-4 Debt Securitization as of June 30, 2026:

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
The following table presents information on the 2026 Debt Securitization as of June 30, 2026:

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

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of June 30, 2026 and December 31, 2025, there were no short-term borrowings outstanding.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,600,000	$725,788	$725,788	$874,212	$399,365
HLEND B Funding Facility(3)	1,500,000	568,143	568,143	931,857	633,355
HLEND C Funding Facility	850,000	510,000	510,000	340,000	4,883
HLEND D Funding Facility(3)	1,000,000	503,200	503,200	496,800	283,911
HLEND E Funding Facility(3)	1,500,000	144,808	144,808	1,355,192	905,286
Revolving Credit Facility(3)	2,650,000	444,585	444,585	2,205,415	2,205,415
November 2027 Notes(4)	155,000	155,000	154,426	—	—
March 2028 Notes(4)	124,000	124,000	123,266	—	—
September 2027 Notes(4)	75,000	75,000	75,065	—	—
September 2028 Notes(4)	250,000	250,000	249,913	—	—
January 2029 Notes(4)	550,000	550,000	541,365	—	—
September 2029 Notes(4)	400,000	400,000	396,624	—	—
January 2028 Notes(4)	750,000	750,000	746,285	—	—
April 2032 Notes(4)	500,000	500,000	494,772	—	—
June 2027 Notes(4)	400,000	400,000	396,957	—	—
June 2030 Notes(4)	500,000	500,000	488,627	—	—
September 2028-1 Notes(4)	600,000	600,000	584,013	—	—
November 2030 Notes(4)	500,000	500,000	482,671	—	—
April 2029 Notes(4)	350,000	350,000	340,841	—	—
April 2031 Notes(4)	400,000	400,000	387,236	—	—
August 2031 Notes(4)	600,000	600,000	591,975	—	—
2023 CLO Refinancing Secured Notes(4)	578,000	578,000	575,504	—	—
2024 CLO Secured Notes(4)	400,000	400,000	384,355	—	—
2025 CLO Secured Debt(4)	850,000	850,000	846,273	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,610	—	—
2026 CLO Secured Notes(4)	510,000	510,000	507,406	—	—
Total	$18,442,000	$12,238,524	$12,109,708	$6,203,476	$4,432,215
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
HLEND A Funding Facility	A$	94,413	€61,900	£—
HLEND B Funding Facility	12,519		91,652	90,347
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		126,736	—
Revolving Credit Facility	—		330,592	50,392

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(4)As of June 30, 2026, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described above.

	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(485)	$(89)
March 2028 Notes	(386)	(348)
September 2027 Notes	(238)	303
September 2028 Notes	(1,161)	1,074
January 2029 Notes	(6,571)	(2,064)
September 2029 Notes	(5,975)	2,599
January 2028 Notes	(6,080)	2,365
April 2032 Notes	(11,085)	5,857
June 2027 Notes	(2,003)	(1,040)
June 2030 Notes	(6,277)	(5,096)
September 2028-1 Notes	(5,908)	(10,079)
November 2030 Notes	(4,798)	(12,531)
April 2029 Notes	(3,055)	(6,104)
April 2031 Notes	(4,618)	(8,146)
August 2031 Notes	(6,178)	(1,847)
2023 CLO Refinancing Secured Notes	(2,496)	—
2024 CLO Secured Notes	(15,645)	—
2025 CLO Secured Debt	(3,727)	—
2025-4 CLO Secured Notes	(4,390)	—
2026 CLO Secured Notes	(2,594)	—
Total	$(93,670)	$(35,146)

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

As of June 30, 2026 and December 31, 2025, $150.1 million and $170.5 million, respectively, of interest expense and $4.8 million and $1.5 million, respectively, of facility unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average principal debt outstanding	$12,525,079	$9,125,884	$12,738,606	$8,514,687
Weighted average interest rate(1)	6.03%	6.92%	5.97%	7.00%
(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$172,689	$143,356	$349,998	$270,507
Facility unused commitment fees	5,217	3,150	7,211	5,295
Amortization of deferred financing costs	3,122	2,794	6,126	5,188
Amortization of original issue discount and debt issuance costs	7,543	5,374	14,659	9,836
Net (gain) loss on effective interest rate swaps and hedged items included in interest expense	(301)	2,843	(940)	4,597
Total interest expense	$188,270	$157,517	$377,054	$295,423
Cash paid for interest expense	$168,438	$94,943	$373,311	$240,446

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $2,823.4 million and $3,421.9 million, respectively.

As of June 30, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

The Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	10,150,303	$250,423	28,442,089	$710,482
Share transfers between classes	63,365	1,555	145,196	3,619
Distributions reinvested	1,161,783	28,683	2,375,294	59,161
Share repurchases	(12,021,041)	(293,555)	(26,409,204)	(650,272)
Early repurchase deduction	—	59	—	160
Net increase (decrease)	(645,590)	$(12,835)	4,553,375	$123,150
CLASS D
Subscriptions	—	$—	604,835	$15,248
Share transfers between classes	—	—	—	—
Distributions reinvested	418,625	10,336	920,259	22,938
Share repurchases	(2,360,243)	(57,637)	(5,358,109)	(131,954)
Early repurchase deduction	—	12	—	34
Net increase (decrease)	(1,941,618)	$(47,289)	(3,833,015)	$(93,734)
CLASS F
Subscriptions	1,875,935	$46,364	9,932,004	$248,967
Share transfers between classes	(3,924)	(97)	(58,983)	(1,477)
Distributions reinvested	2,432,733	60,064	5,093,464	126,892
Share repurchases	(9,165,640)	(223,824)	(15,308,345)	(376,174)
Early repurchase deduction	—	67	—	178
Net increase (decrease)	(4,860,896)	$(117,426)	(341,860)	$(1,614)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS S
Subscriptions	570,627	$14,097	2,247,925	$56,241
Share transfers between classes	(59,441)	(1,458)	(86,213)	(2,142)
Distributions reinvested	304,011	7,506	627,984	15,643
Share repurchases	(1,529,983)	(37,362)	(2,897,516)	(71,263)
Early repurchase deduction	—	10	—	26
Net increase (decrease)	(714,786)	$(17,207)	(107,820)	$(1,495)
Total net increase (decrease)	(8,162,890)	$(194,757)	270,680	$26,307

The following table summarizes transactions in common shares of beneficial interest during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	24,252,724	$614,935	48,116,332	$1,225,365
Share transfers between classes	1,414,721	35,786	3,244,079	82,538
Distributions reinvested	1,148,833	29,117	2,057,899	52,378
Share repurchases	(4,124,042)	(104,008)	(10,095,461)	(256,100)
Early repurchase deduction	—	14	—	47
Net increase (decrease)	22,692,236	$575,844	43,322,849	$1,104,228
CLASS D
Subscriptions	2,885,114	$73,000	5,395,553	$137,125
Share transfers between classes	(1,388,717)	(35,128)	(2,981,170)	(75,832)
Distributions reinvested	506,692	12,843	1,024,242	26,075
Share repurchases	(873,886)	(22,039)	(2,206,110)	(55,971)
Early repurchase deduction	—	4	—	15
Net increase (decrease)	1,129,203	$28,680	1,232,515	$31,412
CLASS F
Subscriptions	16,865,349	$427,197	27,925,979	$709,806
Share transfers between classes	(45,398)	(1,147)	(160,001)	(4,075)
Distributions reinvested	2,183,398	55,337	4,171,675	106,168
Share repurchases	(2,218,206)	(55,943)	(3,136,092)	(79,322)
Early repurchase deduction	—	19	—	66
Net increase (decrease)	16,785,143	$425,463	28,801,561	$732,643
CLASS S
Subscriptions	4,504,934	$114,250	8,818,491	$224,484
Share transfers between classes	19,394	489	(102,908)	(2,631)
Distributions reinvested	224,927	5,700	404,578	10,293
Share repurchases	(183,129)	(4,619)	(225,818)	(5,706)
Early repurchase deduction	—	3	—	8
Net increase (decrease)	4,566,126	$115,823	8,894,343	$226,448
Total net increase (decrease)	45,172,708	$1,145,810	82,251,268	$2,094,731

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions

The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following tables present distributions that were declared on the Common Shares during the six months ended June 30, 2026:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1600	$0.0550	$—	$0.2150	$42,271
February 27, 2026	March 31, 2026	0.1600	0.0550	—	0.2150	44,672
March 26, 2026	April 30, 2026	0.1600	0.0500	—	0.2100	44,524
April 24, 2026	May 29, 2026	0.1600	0.0470	—	0.2070	42,016
May 27, 2026	June 30, 2026	0.1600	0.0440	—	0.2040	41,663
June 23, 2026	July 31, 2026	0.1600	0.0420	—	0.2020	42,236
Total		$0.9600	$0.2930	$—	$1.2530	$257,382

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1546	$0.0550	$—	$0.2096	$9,497
February 27, 2026	March 31, 2026	0.1552	0.0550	—	0.2102	9,686
March 26, 2026	April 30, 2026	0.1547	0.0500	—	0.2047	9,466
April 24, 2026	May 29, 2026	0.1549	0.0470	—	0.2019	8,762
May 27, 2026	June 30, 2026	0.1547	0.0440	—	0.1987	8,651
June 23, 2026	July 31, 2026	0.1550	0.0420	—	0.1970	8,602
Total		$0.9291	$0.2930	$—	$1.2221	$54,664

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1493	$0.0550	$—	$0.2043	$46,383
February 27, 2026	March 31, 2026	0.1503	0.0550	—	0.2053	47,429
March 26, 2026	April 30, 2026	0.1494	0.0500	—	0.1994	46,596
April 24, 2026	May 29, 2026	0.1498	0.0470	—	0.1968	45,177
May 27, 2026	June 30, 2026	0.1495	0.0440	—	0.1935	44,665
June 23, 2026	July 31, 2026	0.1499	0.0420	—	0.1919	44,524
Total		$0.8982	$0.2930	$—	$1.1912	$274,774

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1418	$0.0550	$—	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.1436	0.0550	—	0.1986	6,673
March 26, 2026	April 30, 2026	0.1420	0.0500	—	0.1920	6,574
April 24, 2026	May 29, 2026	0.1427	0.0470	—	0.1897	6,308
May 27, 2026	June 30, 2026	0.1421	0.0440	—	0.1861	6,235
June 23, 2026	July 31, 2026	0.1429	0.0420	—	0.1849	6,229
Total		$0.8551	$0.2930	$—	$1.1481	$38,483
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables present distributions that were declared and payable on the Common Shares for the six months ended June 30, 2025, and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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

Through June 30, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2530	$257,382	$1.2221	$54,664	$1.1912	$274,774	$1.1481	$38,483
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2530	$257,382	$1.2221	$54,664	$1.1912	$274,774	$1.1481	$38,483

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

The following tables summarize the share repurchases completed during the six months ended June 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Percentage of Outstanding Shares Requested to be Repurchased(1)(3)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%	9.25%
June 8, 2026	5.00%	June 30, 2026	$612,378	25,076,907	5.00%	13.30%

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(3)For each of the first two quarters of 2026, the Company received shareholder repurchase requests that exceeded the Company’s offer to repurchase up to 5% of its outstanding shares with respect to such quarter.

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
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.22	$25.22	$25.22	$25.22
Net investment income(1)	1.23	1.20	1.17	1.13
Net unrealized and realized gain (loss)(2)	(0.78)	(0.78)	(0.78)	(0.78)
Net increase (decrease) in net assets resulting from operations	0.45	0.42	0.39	0.35
Distributions from net investment income(3)	(1.25)	(1.22)	(1.19)	(1.15)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.25)	(1.22)	(1.19)	(1.15)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.80)	(0.80)	(0.80)	(0.80)
Net asset value, end of period	$24.42	$24.42	$24.42	$24.42
Shares outstanding, end of period	197,068,252	41,302,193	222,846,336	32,158,471
Total return based on NAV(4)	1.83%	1.70%	1.58%	1.40%
Ratios:
Ratio of net expenses to average net assets(5)	8.90%	9.16%	9.40%	9.75%
Ratio of net investment income to average net assets(5)	9.98%	9.75%	9.49%	9.14%
Portfolio turnover rate	8.35%	8.35%	8.35%	8.35%
Supplemental Data:
Net assets, end of period	$4,812,961	$1,008,729	$5,442,481	$785,417
Asset coverage ratio	198.5%	198.5%	198.5%	198.5%
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
(5)For the six months ended June 30, 2026, amounts are annualized except for capital gains incentive fee, as applicable.
(6)The per share amount rounds to less than $0.01 per share.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following are the financial highlights for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income(1)	1.32	1.29	1.26	1.21
Net unrealized and realized gain (loss)(2)	(0.40)	(0.40)	(0.40)	(0.40)
Net increase (decrease) in net assets resulting from operations	0.92	0.89	0.86	0.81
Distributions from net investment income(3)	(1.29)	(1.26)	(1.23)	(1.18)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.29)	(1.26)	(1.23)	(1.18)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.37)	(0.37)	(0.37)	(0.37)
Net asset value, end of period	$25.22	$25.22	$25.22	$25.22
Shares outstanding, end of period	149,550,411	44,352,896	204,951,576	24,763,021
Total return based on NAV(4)	3.67%	3.54%	3.41%	3.23%
Ratios:
Ratio of net expenses to average net assets(5)	8.84%	9.09%	9.34%	9.69%
Ratio of net investment income to average net assets(5)	10.31%	10.08%	9.83%	9.47%
Portfolio turnover rate	4.22%	4.22%	4.22%	4.22%
Supplemental Data:
Net assets, end of period	$3,771,423	$1,118,496	$5,168,508	$624,486
Asset coverage ratio	206.7%	206.7%	206.7%	206.7%
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
June 30, 2026	$725,788	1,984.6	—	N/A
December 31, 2025	758,407	1,957.4	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
June 30, 2026	568,143	1,984.6	—	N/A
December 31, 2025	833,783	1,957.4	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
June 30, 2026	510,000	1,984.6	—	N/A
December 31, 2025	510,000	1,957.4	—	N/A
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
June 30, 2026	503,200	1,984.6	—	N/A
December 31, 2025	757,110	1,957.4	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
June 30, 2026	144,808	1,984.6	—	N/A
December 31, 2025	906,290	1,957.4	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
June 30, 2026	444,585	1,984.6	—	N/A
December 31, 2025	1,742,106	1,957.4	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
June 30, 2026	155,000	1,984.6	—	N/A
December 31, 2025	155,000	1,957.4	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
June 30, 2026	124,000	1,984.6	—	N/A
December 31, 2025	124,000	1,957.4	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
June 30, 2026	75,000	1,984.6	—	N/A
December 31, 2025	75,000	1,957.4	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
June 30, 2026	250,000	1,984.6	—	N/A
December 31, 2025	250,000	1,957.4	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
June 30, 2026	550,000	1,984.6	—	N/A
December 31, 2025	550,000	1,957.4	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
June 30, 2026	400,000	1,984.6	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
June 30, 2026	750,000	1,984.6	—	N/A
December 31, 2025	750,000	1,957.4	—	N/A
April 2032 Notes
June 30, 2026	500,000	1,984.6	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
June 2027 Notes
June 30, 2026	400,000	1,984.6	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
June 2030 Notes
June 30, 2026	500,000	1,984.6	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
September 2028-1 Notes
June 30, 2026	600,000	1,984.6	—	N/A
December 31, 2025	600,000	1,957.4	—	N/A
November 2030 Notes
June 30, 2026	500,000	1,984.6	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
April 2029 Notes
June 30, 2026	350,000	1,984.6	—	N/A
April 2031 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 30, 2026	400,000	1,984.6	—	N/A
August 2031 Notes
June 30, 2026	600,000	1,984.6	—	N/A
2023 CLO Secured Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2023 CLO Refinancing Secured Notes
June 30, 2026	578,000	1,984.6	—	N/A
December 31, 2025	578,000	1,957.4	—	N/A
2024 CLO Secured Notes
June 30, 2026	400,000	1,984.6	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
June 30, 2026	850,000	1,984.6	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2025-4 CLO Secured Notes
June 30, 2026	850,000	1,984.6	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2026 CLO Secured Notes
June 30, 2026	510,000	1,984.6	—	N/A
Short-Term Borrowings
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. As of June 30, 2026 and December 31, 2025, the Company had made capital contributions (net of returns of capital) of $430.7 million and $414.5 million, respectively, and COM had made capital contributions (net of returns of capital) of $61.5 million and $59.2 million, respectively. As of June 30, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital remained uncalled from the Company and $43.6 million and $46.5 million, respectively, of capital remained uncalled from COM. As of June 30, 2026 and December 31, 2025, the Company and COM’s membership interests are 87.5% and 12.5%, respectively, for both periods.

All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). A Capital One entity is providing a senior revolving financing facility to ULTRA III. COM receives sourcing fees in connection with investments made by ULTRA III that are sourced by COM. Due to the deal sourcing arrangement for ULTRA III, the percentage of upfront fees that are paid to COM is substantially greater than its percentage membership interest in ULTRA III (the “Effective Sourcing Fee”). In this regard, for the three and six months ended June 30, 2026, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.0 million and $0.4 million, respectively. For the three and six months ended June 30, 2025, the Company, through its investment in ULTRA III, paid an Effective Sourcing Fee to COM of $0.2 million and $0.2 million, respectively.

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

The Company’s investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of June 30, 2026 and December 31, 2025.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the schedule of investments of ULTRA III as of June 30, 2026:

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Commercial Services & Supplies
Sentinel Buyer Corp. (4)(6)(8)	SF +	5.00%	8.64%	11/6/2032	$230,800	$228,707	$226,869
Sentinel Buyer Corp. (4)(5)(6)				11/6/2032	19,200	(183)	(327)
						228,524	226,542	47.72%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(7)(8)	SF +	6.00%	9.64%	11/8/2029	221,362	218,266	221,362
						218,266	221,362	46.63%
Health Care Equipment & Supplies
EHOB, LLC (4)(7)(9)	SF +	4.50%	8.23%	12/18/2029	79,018	77,991	79,018
						77,991	79,018	16.64%
Health Care Providers & Services
Compsych Investments Corp (4)(6)(9)	SF +	4.75%	8.41%	7/22/2031	149,103	148,564	149,103
Compsych Investments Corp (4)(5)(6)				7/22/2031	43,333	(187)	—
Emerus Holdings, Inc. (4)(7)(9)	SF +	6.25%	9.98%	7/2/2029	246,875	244,182	243,001
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.48%	6/21/2031	128,118	126,753	126,039
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.43%	6/21/2031	34,194	33,799	33,639
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.43%	6/21/2031	51,432	50,989	50,598
FH BMX Buyer, Inc. (4)(5)(6)(9)	SF +	4.75%	8.48%	6/21/2031	49,930	18,708	18,364
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.48%	6/21/2031	88,977	88,130	87,533
Rsource Holdings, LLC (4)(6)(9)	SF +	4.75%	8.48%	11/10/2031	172,375	170,396	165,923
Rsource Holdings, LLC (4)(5)(6)				11/10/2031	50,000	(662)	(1,871)
						880,672	872,329	183.74%
Software
Brandt Information Services, LLC (4)(6)(8)	SF +	4.75%	8.39%	5/31/2030	114,138	113,020	112,294
Brandt Information Services, LLC (4)(6)(8)	SF +	4.75%	8.39%	5/31/2030	40,000	39,668	39,354
Brandt Information Services, LLC (4)(5)(6)(8)	SF +	4.75%	8.39%	5/31/2030	50,000	23,403	23,192
						176,091	174,840	36.83%
Total First Lien Debt						$1,581,544	$1,574,091	331.56%
Total Investment Portfolio						$1,581,544	$1,574,091	331.56%
Cash
Cash						$61,259	$61,259
Total Cash						$61,259	$61,259	12.91%
Total Investment Portfolio and Cash						$1,642,803	$1,635,350	344.47%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.
(2)The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2026. Certain investments are subject to a SOFR interest rate floor or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$26,000	$(420)
Compsych Investments Corp	1st Lien Senior Secured Delayed Draw Loan	43,333	—
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	30,756	(499)
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(1,871)
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	19,200	(327)
Total		$169,289	$(3,117)

(6)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(7)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(2)The investments bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), which reset, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR interest rate floor or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.

The following table presents the selected statements of assets and liabilities information of ULTRA III as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,581,544 and $1,501,028 at June 30, 2026 and December 31, 2025, respectively)	$1,574,091	$1,514,360
Cash	61,259	37,543
Interest receivable	8,080	9,546
Receivable for investments	455	—
Total assets	$1,643,885	$1,561,449
LIABILITIES
Debt	$1,149,908	$1,068,394
Interest payable and other liabilities	19,228	16,661
Total liabilities	1,169,136	1,085,055
MEMBERS’ EQUITY
Members’ Equity	474,749	476,394
Total Members’ Equity	474,749	476,394
Total liabilities and members’ equity	$1,643,885	$1,561,449

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected statements of operations information of ULTRA III for the three and six months ended June 30, 2026 and 2025 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest income	$38,060	$27,741	$73,643	$55,369
Total investment income	38,060	27,741	73,643	55,369
Expenses:
Interest expense	18,636	13,396	35,650	27,032
Other expenses	632	631	1,472	1,286
Total expenses	19,268	14,027	37,122	28,318
Net investment income before taxes	18,792	13,714	36,521	27,051
Tax expense	—	289	—	289
Net investment income after taxes	18,792	13,425	36,521	26,762
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(9,841)	(3,973)	(20,785)	(2,550)
Net realized and change in unrealized gain (loss) on investments	(9,841)	(3,973)	(20,785)	(2,550)
Net increase (decrease) in net assets resulting from operations	$8,951	$9,452	$15,736	$24,212

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of June 30, 2026, except as discussed below.

Subscriptions

The Company received $53.5 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective July 1, 2026.

The Company received $83.3 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective August 1, 2026.

Distributions Declarations

On July 27, 2026, the Company declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, $0.1496 per Class F share, and $0.1424 per Class S share, all of which are payable on or about August 31, 2026 to shareholders of record as of July 31, 2026. Additionally, the Company declared variable supplemental distributions of $0.0390 for all share classes outstanding, all of which are payable on or about August 31, 2026 to shareholders of record as of July 31, 2026.

Financing Transactions

On August 4, 2026, the Company amended the Revolving Credit Facility. The amendment provides for, among other things, (i) an increase in the aggregate commitments of the lenders from $2,650 million to $3,325 million, (ii) an extension of the Commitment Termination Date from April 29, 2029 to August 4, 2030, (iii) an extension of the Maturity Date from April 29, 2030 to August 4, 2031, (iv) an amendment to the accordion provision to permit increases up to a total facility amount of $4,987.5 million, and (v) the removal of the credit spread adjustment of 0.10% that was previously added to the Term SOFR Rate applicable to U.S. dollar loans.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Investment in Joint Ventures

On July 24, 2026, the Company and an unaffiliated institutional partner (the “JV Partner”) established HLEND Societas JV, LLC (“HLEND Societas JV”), a joint venture formed for the principal purpose of making investments primarily in senior secured debt and other securities of private U.S. companies within the upper middle market either directly or indirectly through its wholly owned subsidiary, HLEND Societas JV Holdings, LLC (the “JV SPV”). Investment and other material decisions of HLEND Societas JV require the approval of its board of managers, which consists of an equal number of representatives appointed by the Company and the JV Partner. Pursuant to the terms of the limited liability company agreement, the Company and the JV Partner each agreed to contribute up to $116.7 million and $350.0 million respectively, to HLEND Societas JV. On July 28, 2026, the Company and the JV Partner made initial capital contributions of $43.8 million and $131.3 million, respectively, to HLEND Societas JV, which entered into subscription and asset-based credit facility agreements and acquired a portfolio of assets from the Company with an aggregate fair market value of $695.7 million (funded principal of $705.9 million and unfunded principal of $235.3 million).

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

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. Our investment strategy focuses primarily on newly originated, privately negotiated senior credit investments in high-quality, established upper middle market companies and, in select situations, companies in special situations. We use the term upper middle market companies generally to mean companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million to $1 billion annually or $250 million to $5 billion in revenue annually at the time of investment. We have and may continue to invest in smaller or larger companies if an opportunity presents attractive investment characteristics and risk-adjusted returns. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage HPS’s global presence to invest in companies in Europe, Australia and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We also include a smaller allocation to more liquid credit investments such as non-investment grade broadly syndicated loans, leveraged loans, secured and unsecured corporate bonds, and securitized credit. We intend to use these investments to maintain liquidity for our share repurchase program and to manage cash while seeking attractive returns before investing subscription proceeds into originated loans. We invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change. Although not expected to be a primary component of our investment strategy, in select situations, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables (“Opportunistic Investments”), in each case taking into account availability of leverage for such investments and our target risk/return profile. In addition, we may also participate in programmatic (i.e., recurring) investments through partnerships or joint ventures with one or more unaffiliated banks or other financial institutions, including structures where a partner assumes senior exposure to each investment, and we participate in the junior exposure. Programmatic investments generally represent investments made as part of an ongoing partnership or arrangement (e.g. joint venture) with a third party. In these cases, we may make a commitment to invest repeatedly in a series of transactions over time rather than making a single, standalone investment. These investments would be subject to an agreed upon framework, strategy, and/or approval process, and are intended to build a portfolio through continued relationship with one or more program partners.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended June 30,
	2026	2025
Total investments, beginning of period	$25,063,146	$18,300,924
New investments purchased including net revolver activity	549,416	2,667,593
Payment-in-kind interest and dividends capitalized	31,168	24,478
Net accretion of discount and amortization of premium on investments	23,464	17,992
Net realized gain (loss) on investments	(18,955)	(27,420)
Investments sold or repaid	(1,210,999)	(519,413)
Total investments, end of period	$24,437,240	$20,464,154

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.4%	9.5%
Weighted average yield on debt and income producing investments, at fair value(1)	9.4%	9.4%
Weighted average yield on total portfolio, at amortized cost(2)	9.2%	9.4%
Weighted average yield on total portfolio, at fair value(2)	9.3%	9.3%
Number of portfolio companies	359	380
Weighted average EBITDA (in millions)(3)	$262	$255
Weighted average loan-to-value (“LTV”)(4)	39%	39%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value(5)	98.6%	99.2%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value(5)	1.4%	0.8%
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
(3)Calculated with respect to all level 3 investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets, investments on non-accrual status (and investments in the same or a related legal entity), investments in joint ventures, and investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment made in its discretion, was not a material component of the original investment thesis, such as LTV-based loans or NAV-based loans. Weighted average EBITDA is weighted based on the fair value of the total applicable level 3 investments. Figures are derived from the most recent financial statements from portfolio companies.
(4)Calculated with respect to all level 3 debt investments in our investment portfolio for which fair value is determined by the Adviser (in its capacity as the investment adviser of the Company, with assistance, at least quarterly, from a third-party valuation firm, and overseen by the Company’s Board), and excludes quoted assets, and investments on non-accrual status (and investments in the same or a related legal entity). LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by enterprise value or value of underlying collateral of the portfolio company. Weighted average LTV is weighted based on the fair value of the total applicable level 3 debt investments. Figures are derived from the most recent financial statements from portfolio companies.
(5)Excludes investments in joint ventures.

Our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$23,237,845	$23,016,489	95.20%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,839	27,379	0.11	26,807	27,881	0.11
Other secured debt	215,319	216,237	0.89	223,932	226,763	0.89
Unsecured debt	68,581	65,284	0.27	60,746	60,145	0.24
Structured finance investments	83,467	82,180	0.34	88,264	88,664	0.35
Investments in joint ventures	418,094	415,406	1.72	402,400	416,244	1.64
Equity investments	387,095	355,063	1.47	138,127	122,228	0.48
Total	$24,437,240	$24,178,038	100.00%	$25,109,408	$25,337,420	100.00%

As of June 30, 2026 and December 31, 2025, we had certain investments in six and seven portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$23,466,874	99.30%	$24,651,069	99.26%
Non-accrual(2)	164,901	0.70	184,539	0.74
Total	$23,631,775	100.00%	$24,835,608	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 1.27% and 1.08% of amortized cost of total debt and income producing investments as of June 30, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of June 30, 2026 as compared to December 31, 2025.

	June 30, 2026	December 31, 2025
Aerospace & Defense	6.32%	5.13%
Air Freight & Logistics	0.37	0.34
Asset Based Lending and Fund Finance	0.47	0.49
Automobile Components	0.72	1.14
Beverages	0.40	0.39
Broadline Retail	0.10	0.10
Building Products	1.16	1.06
Capital Markets	1.33	1.35
Chemicals	0.69	0.66
Commercial Services & Supplies	5.19	4.86
Communications Equipment	0.22	0.22
Construction & Engineering	0.48	0.47
Consumer Finance	0.09	0.10
Consumer Staples Distribution & Retail	2.12	2.06
Containers & Packaging	0.82	0.79
Distributors	0.03	0.06
Diversified Consumer Services	3.02	3.03
Diversified Telecommunication Services	0.07	0.07
Electric Utilities	0.34	0.30
Electrical Equipment	0.52	0.50
Electronic Equipment, Instruments & Components	1.05	1.06
Energy Equipment & Services	0.30	0.29
Entertainment	2.35	2.31

	June 30, 2026	December 31, 2025
Financial Services	5.62	5.53
Food Products	0.74	0.70
Gas Utilities	0.16	0.16
Health Care Equipment & Supplies	3.81	3.92
Health Care Providers & Services	13.00	12.50
Health Care Technology	0.40	0.44
Hotels, Restaurants & Leisure	3.10	3.24
Household Durables	0.28	0.27
Independent Power and Renewable Electricity Producers	1.14	1.13
Insurance	2.35	2.67
Interactive Media & Services	0.79	0.59
Investments in Joint Ventures	1.72	1.64
IT Services	2.10	1.93
Life Sciences Tools & Services	3.31	3.52
Machinery	1.32	1.21
Media	1.11	1.60
Metals & Mining	0.85	0.84
Multi-Utilities	—	0.02
Oil, Gas & Consumable Fuels	0.00	0.01
Personal Care Products	0.75	0.74
Pharmaceuticals	2.61	2.46
Professional Services	4.23	4.07
Real Estate Management & Development	0.44	0.41
Semiconductors & Semiconductor Equipment	0.05	0.05
Software	17.61	18.83
Specialty Retail	1.31	1.50
Structured Finance	0.34	0.35
Textiles, Apparel & Luxury Goods	0.21	0.22
Trading Companies & Distributors	1.20	1.12
Transportation Infrastructure	0.34	0.34
Wireless Telecommunication Services	0.95	1.21
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	June 30, 2026	December 31, 2025
United States	83.52%	82.10%
United Kingdom	5.87	7.11
Sweden	2.28	2.28
Spain	1.35	1.13
Australia	1.30	1.59
Canada	0.98	0.70
Germany	0.77	1.06
Lithuania	0.75	0.54
France	0.70	1.21
Austria	0.70	0.67
Belgium	0.68	0.65
New Zealand	0.22	—
Taiwan	0.21	0.20
Israel	0.18	0.18
Czech Republic	0.17	0.25
Italy	0.17	0.17
Singapore	0.14	0.14
Ireland	0.01	0.01
Netherlands	—	0.01
Total	100.00%	100.00%

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

As of June 30, 2026, the Company and COM have committed to contribute up to $750.0 million and $107.1 million, respectively, of capital to ULTRA III. As of June 30, 2026, the Company had contributed (net of returns of capital) $430.7 million and COM had contributed (net of returns of capital) $61.5 million of capital and $305.1 million and $43.6 million of capital remained uncalled from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Total senior secured debt investments at fair value	$1,574,091	$1,514,360
Number of portfolio companies	8	8
Weighted average yield on debt investments, at amortized cost(1)	9.2%	9.3%
Weighted average yield on debt investments, at fair value(1)	9.2%	9.2%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of June 30, 2026 and December 31, 2025.

Results of Operations

The following table represents our operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$593,818	$505,372	$1,200,616	$949,506
Total expenses	290,212	236,445	582,416	445,598
Net investment income before excise tax	303,606	268,927	618,200	503,908
Excise tax expense	622	3,152	2,624	3,445
Net investment income after excise tax	302,984	265,775	615,576	500,463
Net realized gain (loss)	(32,219)	(96,178)	(21,317)	(152,238)
Net change in unrealized appreciation (depreciation)	(156,326)	(12,416)	(382,506)	(4,662)
Net increase (decrease) in net assets resulting from operations	$114,439	$157,181	$211,753	$343,563

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the level of sales and repayments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$539,882	$465,856	$1,095,045	$874,176
Payment-in-kind interest income	30,291	24,736	61,032	48,835
Dividend income	22,271	14,308	41,108	25,966
Other income	1,374	472	3,431	529
Total investment income	$593,818	$505,372	$1,200,616	$949,506

Total investment income increased to $593.8 million and $1,200.6 million, respectively, for the three and six months ended June 30, 2026, from $505.4 million and $949.5 million, respectively, for the same periods in the prior year, primarily driven by our deployment of capital and the increased balance of our investments. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $23,708.7 million as of June 30, 2026, from $20,477.8 million in the prior year. This was partially offset by a decline in SOFR rates during the three and six months ended June 30, 2026 as compared to the same periods in the prior year. As of June 30, 2026, the fair value of our performing debt and other income producing investments was $23,882.3 million, with a weighted average yield at fair value of 9.4%. As of June 30, 2025, the fair value of our performing debt and other income producing investments was $20,581.7 million, with a weighted average yield on debt and income producing securities at fair value of 10.0%.

PIK income represented 5.3% and 5.3%, respectively, of total investment income for the three and six months ended June 30, 2026, as compared to 5.1% and 5.4%, respectively, for the same periods in the prior year. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$188,270	$157,517	$377,054	$295,423
Management fees	39,480	32,623	79,371	61,769
Income based incentive fee	44,642	38,163	90,671	71,891
Capital gains incentive fee	—	(6,912)	—	(12,950)
Shareholder servicing and/or distribution fees
Class D	669	699	1,378	1,383
Class F	7,102	6,319	14,240	12,085
Class S	1,746	1,260	3,507	2,254
Professional fees	2,522	1,651	4,762	3,316
Board of Trustees’ fees	152	152	311	314
Administrative service expenses	914	1,240	1,836	2,757
Other general & administrative	3,913	3,333	7,779	6,424
Amortization of continuous offering costs	802	400	1,507	932
Excise tax expense	622	3,152	2,624	3,445
Total expenses (including excise tax expense)	$290,834	$239,597	$585,040	$449,043

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to $188.3 million and $377.1 million, respectively, for the three and six months ended June 30, 2026, from $157.5 million and $295.4 million, respectively, for the same periods in the prior year, primarily driven by increased borrowings under the Unsecured Notes (as defined in Note 7 to the consolidated financial statements) and debt securitization issuances. The average principal debt outstanding increased to $12,525.1 million and $12,738.6 million, respectively, for the three and six months ended June 30, 2026, from $9,125.9 million and $8,514.7 million, respectively, for the same periods in the prior year. This was partially offset by a decrease in our weighted average interest rates (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) of 6.03% and 5.97%, respectively, for the three and six months ended June 30, 2026, as compared to 6.92% and 7.00%, respectively, for the same periods in the prior year.

Management Fees

Management fees increased to $39.5 million and $79.4 million, respectively, for the three and six months ended June 30, 2026, from $32.6 million and $61.8 million, respectively, for the same periods in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fee

Income based incentive fees increased to $44.6 million and $90.7 million, respectively, for the three and six months ended June 30, 2026, from $38.2 million and $71.9 million, respectively, for the same periods in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.

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

There were no capital gains based incentive fees incurred for the three and six months ended June 30, 2026, as compared to reversals of $(6.9) million and $(12.9) million, respectively, for the same periods in the prior year, as we remained in a cumulative net realized and unrealized loss position throughout the current period. By contrast, we entered 2025 in a net realized and unrealized gain position and incurred net realized and unrealized losses for the three and six months ended June 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distributions fees increased to $9.5 million and $19.1 million, respectively, for the three and six months ended June 30, 2026, from $8.3 million and $15.7 million, respectively, for the same periods in the prior year primarily due to an increase in shares outstanding.

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

Total other expenses increased to $8.3 million and $16.2 million, respectively, for the three and six months ended June 30, 2026, from $6.8 million and $13.7 million, respectively, for the same periods in the prior year, primarily driven by an increase of professional fees, offering costs and other general & administrative expenses due to servicing a growing portfolio.

Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2026, the Administrator charged $0.9 million and $1.8 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, a decrease from $1.2 million and $2.8 million, respectively, for the same periods in the prior year.

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

We incurred $0.6 million and $2.6 million, respectively, of U.S. federal excise tax for the three and six months ended June 30, 2026, as compared to $3.2 million and $3.4 million, respectively, for the same periods in the prior year.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(18,955)	$(27,420)	$(3,734)	$(47,306)
Foreign currency forward contracts	(641)	(70,095)	3,312	(104,374)
Foreign currency transactions	(12,623)	1,337	(20,895)	(558)
Net realized gain (loss)	$(32,219)	$(96,178)	$(21,317)	$(152,238)

For the three months ended June 30, 2026, we generated net realized gains (losses) on investments of $(19.0) million, driven by net realized losses of $(3.5) million from the sale of private debt investments, net realized losses of $(0.3) million primarily from the sale of syndicated loans and realized losses of $(33.6) million on the restructuring of three private debt investments (realized losses on Foundation Automotive US Corp of $(16.6) million, DCA Acquisition Holdings LLC of $(1.4) million, and Spanx, LLC of $(15.6) million), and offset by foreign currency net realized gains on investments of $18.4 million (included in realized losses on investments). There were realized losses on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the EUR and GBP exchange rates, which were offset by unrealized gains on foreign currency as described below.

For the six months ended June 30, 2026, we generated net realized gains (losses) on investments of $(3.7) million, driven by net realized losses of $(3.1) million primarily from the sale of syndicated loans and realized losses of $(49.3) million on the restructuring of four private debt investments (realized losses on Foundation Automotive US Corp of $(16.6) million, Daphne S.P.A. of $(15.8) million, DCA Acquisition Holdings LLC of $(1.4) million, and Spanx, LLC of $(15.6) million), and offset by net realized gains of $0.5 million from the sale of private debt investments, and foreign currency net realized gains on investments of $48.2 million (included in realized losses on investments). We generated realized gains on foreign currency forwards contracts, primarily as a result of gains in the EUR exchange rate offset by losses in the AUD exchange rate. There were realized losses on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the GBP and EUR exchange rates, which were offset by realized and unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(170,367)	$166,678	$(436,805)	$233,928
Non-controlled/affiliated investments	(25,669)	1,219	(33,877)	1,153
Controlled/affiliated investments	(7,873)	(5,086)	(16,532)	(2,812)
Foreign currency forward contracts	22,601	(85,050)	51,717	(109,152)
Translation of assets and liabilities in foreign currencies	24,982	(90,177)	52,991	(127,779)
Net change in unrealized appreciation (depreciation)	$(156,326)	$(12,416)	$(382,506)	$(4,662)

For the three months ended June 30, 2026, the change in unrealized appreciation (depreciation) on the investment portfolio was $(156.9) million (excluding the impact of foreign currency) due to spread widening in the private credit markets and certain credit specific write-downs in our private portfolio, which was coupled with foreign currency unrealized losses of $(47.0) million on investments (included in unrealized losses on investments) primarily as a result of fluctuations in the EUR, CAD and GBP exchange rates. The remaining $47.6 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations (primarily the EUR and GBP exchange rates) impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

For the six months ended June 30, 2026, the change in unrealized appreciation (depreciation) on the investment portfolio was $(365.7) million (excluding the impact of foreign currency) due to spread widening in both the public and private credit markets and certain credit specific write-downs in our private portfolio, which was coupled with foreign currency unrealized losses of $(121.6) million on investments (included in unrealized losses on investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $104.7 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations (primarily the EUR and GBP exchange rates) impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

Realized and Unrealized Gains (Losses) on Foreign Currency

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains (losses) on foreign currency:
Investments	$18,393	$3,125	$48,152	$3,202
Foreign currency forward contracts	(641)	(70,095)	3,312	(104,374)
Foreign currency transactions	(12,623)	1,337	(20,895)	(558)
Net realized gains/(losses)	$5,129	$(65,633)	$30,569	$(101,730)

Unrealized gains (losses) on foreign currency:
Investments	(47,008)	233,356	(121,552)	329,958
Foreign currency forward contracts	22,601	(85,050)	51,717	(109,152)
Translation of assets and liabilities in foreign currencies	24,982	(90,177)	52,991	(127,779)
Net unrealized gains (losses)	$575	$58,129	$(16,844)	$93,027
Net realized and unrealized gains/(losses):	$5,704	$(7,504)	$13,725	$(8,703)

For the three and six months ended June 30, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $5.7 million and $13.7 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. The net gains on foreign currency for the three and six months ended June 30, 2026 were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three and six months ended June 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances was $(7.5) million and $(8.7) million, respectively. The net losses on foreign currency were driven primarily by a net positive exposure to USD, which weakened against other currencies during the period.

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

As of June 30, 2026 and December 31, 2025, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $12,238.5 million of principal debt outstanding and our asset coverage ratio was 198.5%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of June 30, 2026, taken together with our $6,203.5 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using our available borrowing capacity under our credit facilities. Additionally, we held $1,490.3 million of syndicated loans and other liquid investments as of June 30, 2026, which could provide additional liquidity if necessary.

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

As of June 30, 2026, we had $625.7 million in cash and cash equivalents. During the six months ended June 30, 2026, cash provided by operating activities was $1,223.7 million, primarily as a result of proceeds from sale of investments and principal repayments of $2,874.0 million, cash provided by other operating activities of $439.5 million and partially offset by funding portfolio investments of $2,089.7 million. Cash used in financing activities was $(1,188.6) million during the period, primarily as a result of share repurchases of $(1,090.1) million, net borrowings (repayments) of $(697.5) million and $(405.7) million of distributions paid, and partially offset by new share issuances related to $1,030.9 million of subscriptions.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	10,150,303	$250,423	28,442,089	$710,482
Share transfers between classes	63,365	1,555	145,196	3,619
Distributions reinvested	1,161,783	28,683	2,375,294	59,161
Share repurchases	(12,021,041)	(293,555)	(26,409,204)	(650,272)
Early repurchase deduction	—	59	—	160
Net increase (decrease)	(645,590)	$(12,835)	4,553,375	$123,150
CLASS D
Subscriptions	—	$—	604,835	$15,248
Share transfers between classes	—	—	—	—
Distributions reinvested	418,625	10,336	920,259	22,938
Share repurchases	(2,360,243)	(57,637)	(5,358,109)	(131,954)
Early repurchase deduction	—	12	—	34
Net increase (decrease)	(1,941,618)	$(47,289)	(3,833,015)	$(93,734)
CLASS F
Subscriptions	1,875,935	$46,364	9,932,004	$248,967
Share transfers between classes	(3,924)	(97)	(58,983)	(1,477)
Distributions reinvested	2,432,733	60,064	5,093,464	126,892
Share repurchases	(9,165,640)	(223,824)	(15,308,345)	(376,174)
Early repurchase deduction	—	67	—	178
Net increase (decrease)	(4,860,896)	$(117,426)	(341,860)	$(1,614)
CLASS S
Subscriptions	570,627	$14,097	2,247,925	$56,241
Share transfers between classes	(59,441)	(1,458)	(86,213)	(2,142)
Distributions reinvested	304,011	7,506	627,984	15,643
Share repurchases	(1,529,983)	(37,362)	(2,897,516)	(71,263)
Early repurchase deduction	—	10	—	26
Net increase (decrease)	(714,786)	$(17,207)	(107,820)	$(1,495)
Total net increase (decrease)	(8,162,890)	$(194,757)	270,680	$26,307

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	24,252,724	$614,935	48,116,332	$1,225,365
Share transfers between classes	1,414,721	35,786	3,244,079	82,538
Distributions reinvested	1,148,833	29,117	2,057,899	52,378
Share repurchases	(4,124,042)	(104,008)	(10,095,461)	(256,100)
Early repurchase deduction	—	14	—	47
Net increase (decrease)	22,692,236	$575,844	43,322,849	$1,104,228
CLASS D
Subscriptions	2,885,114	$73,000	5,395,553	$137,125
Share transfers between classes	(1,388,717)	(35,128)	(2,981,170)	(75,832)
Distributions reinvested	506,692	12,843	1,024,242	26,075
Share repurchases	(873,886)	(22,039)	(2,206,110)	(55,971)
Early repurchase deduction	—	4	—	15
Net increase (decrease)	1,129,203	$28,680	1,232,515	$31,412
CLASS F
Subscriptions	16,865,349	$427,197	27,925,979	$709,806
Share transfers between classes	(45,398)	(1,147)	(160,001)	(4,075)
Distributions reinvested	2,183,398	55,337	4,171,675	106,168
Share repurchases	(2,218,206)	(55,943)	(3,136,092)	(79,322)
Early repurchase deduction	—	19	—	66
Net increase (decrease)	16,785,143	$425,463	28,801,561	$732,643
CLASS S
Subscriptions	4,504,934	$114,250	8,818,491	$224,484
Share transfers between classes	19,394	489	(102,908)	(2,631)
Distributions reinvested	224,927	5,700	404,578	10,293
Share repurchases	(183,129)	(4,619)	(225,818)	(5,706)
Early repurchase deduction	—	3	—	8
Net increase (decrease)	4,566,126	$115,823	8,894,343	$226,448
Total net increase (decrease)	45,172,708	$1,145,810	82,251,268	$2,094,731

Distributions and Distribution Reinvestment

The following tables summarize our distributions declared and payable on our Common Shares for the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I
Declaration Date	Payment Date	Base Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 27, 2026	February 27, 2026	$0.1600	$0.0550	$—	$0.2150	$42,271
February 27, 2026	March 31, 2026	0.1600	0.0550	—	0.2150	44,672
March 26, 2026	April 30, 2026	0.1600	0.0500	—	0.2100	44,524
April 24, 2026	May 29, 2026	0.1600	0.0470	—	0.2070	42,016
May 27, 2026	June 30, 2026	0.1600	0.0440	—	0.2040	41,663
June 23, 2026	July 31, 2026	0.1600	0.0420	—	0.2020	42,236
Total		$0.9600	$0.2930	$—	$1.2530	$257,382

		Class D
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1546	$0.0550	$—	$0.2096	$9,497
February 27, 2026	March 31, 2026	0.1552	0.0550	—	0.2102	9,686
March 26, 2026	April 30, 2026	0.1547	0.0500	—	0.2047	9,466
April 24, 2026	May 29, 2026	0.1549	0.0470	—	0.2019	8,762
May 27, 2026	June 30, 2026	0.1547	0.0440	—	0.1987	8,651
June 23, 2026	July 31, 2026	0.1550	0.0420	—	0.1970	8,602
Total		$0.9291	$0.2930	$—	$1.2221	$54,664

		Class F
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1493	$0.0550	$—	$0.2043	$46,383
February 27, 2026	March 31, 2026	0.1503	0.0550	—	0.2053	47,429
March 26, 2026	April 30, 2026	0.1494	0.0500	—	0.1994	46,596
April 24, 2026	May 29, 2026	0.1498	0.0470	—	0.1968	45,177
May 27, 2026	June 30, 2026	0.1495	0.0440	—	0.1935	44,665
June 23, 2026	July 31, 2026	0.1499	0.0420	—	0.1919	44,524
Total		$0.8982	$0.2930	$—	$1.1912	$274,774

		Class S
Declaration Date	Payment Date	Base Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share(1)	Distribution Amount
January 27, 2026	February 27, 2026	$0.1418	$0.0550	$—	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.1436	0.0550	—	0.1986	6,673
March 26, 2026	April 30, 2026	0.1420	0.0500	—	0.1920	6,574
April 24, 2026	May 29, 2026	0.1427	0.0470	—	0.1897	6,308
May 27, 2026	June 30, 2026	0.1421	0.0440	—	0.1861	6,235
June 23, 2026	July 31, 2026	0.1429	0.0420	—	0.1849	6,229
Total		$0.8551	$0.2930	$—	$1.1481	$38,483
(1) Distributions per share are net of shareholder servicing and/or distribution fees.

The following tables summarize our distributions declared and payable on our Common Shares for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2530	$257,382	$1.2221	$54,664	$1.1912	$274,774	$1.1481	$38,483
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.2530	$257,382	$1.2221	$54,664	$1.1912	$274,774	$1.1481	$38,483

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

The following tables summarize the share repurchases completed during the six months ended June 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Percentage of Outstanding Shares Requested to be Repurchased(1)(3)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%	9.25%
June 8, 2026	5.00%	June 30, 2026	$612,378	25,076,907	5.00%	13.30%

(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.
(3)For each of the first two quarters of 2026, we received shareholder repurchase requests that exceeded our offer to repurchase up to 5% of our outstanding shares with respect to such quarter.

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)
March 4, 2025	5.00%	March 31, 2025	$210,490	8,264,218	2.42%
May 30, 2025	5.00%	June 30, 2025	$186,609	7,399,263	1.96%

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts not inclusive of Early Repurchase Deduction.

For additional information on our share repurchases see “Note 9. Net Assets” to the consolidated financial statements.

Borrowings

As of June 30, 2026 and December 31, 2025, we had an aggregate principal committed amount of debt of $18,442.0 million and $16,182.0 million, respectively, of which $12,238.5 million and $12,989.7 million, respectively, was outstanding.

A summary of our contractual payment obligations under our Credit Facilities, Unsecured Notes and debt securitization issuances as of June 30, 2026, is as follows:

	June 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
HLEND A Funding Facility	$725,788	$—	$—	$725,788	$—
HLEND B Funding Facility	568,143	—	—	568,143	—
HLEND C Funding Facility	510,000	—	—	—	510,000
HLEND D Funding Facility	503,200	—	—	503,200	—
HLEND E Funding Facility	144,808	—	—	144,808	—
Revolving Credit Facility	444,585	—	—	444,585	—
November 2027 Notes	155,000	—	155,000	—	—
March 2028 Notes	124,000	—	124,000	—	—
September 2027 Notes	75,000	—	75,000	—	—
September 2028 Notes	250,000	—	250,000	—	—
January 2029 Notes	550,000	—	550,000	—	—
September 2029 Notes	400,000	—	—	400,000	—
January 2028 Notes	750,000	—	750,000	—	—
April 2032 Notes	500,000	—	—	—	500,000
June 2027 Notes	400,000	400,000	—	—	—
June 2030 Notes	500,000	—	—	500,000	—
September 2028-1 Notes	600,000	—	600,000	—	—
November 2030 Notes	500,000	—	—	500,000	—
April 2029 Notes	350,000	—	350,000	—	—
April 2031 Notes	400,000	—	—	400,000	—
August 2031 Notes	600,000	—	—	—	600,000
2023 CLO Refinancing Secured Notes	578,000	—	—	—	578,000
2024 CLO Secured Notes	400,000	—	—	—	400,000
2025 CLO Secured Debt	850,000	—	—	—	850,000

	June 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2025-4 CLO Secured Notes	850,000	—	—	—	850,000
2026 CLO Secured Notes	510,000	—	—	—	510,000
Total	$12,238,524	$400,000	$2,854,000	$4,186,524	$4,798,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $2,823.4 million and $3,421.9 million, respectively.

Other Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending or threatened litigation.

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

As of June 30, 2026, 98.6% of our performing debt and other income producing investments (excluding investments in joint ventures) at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$707,574	$(364,471)	$343,103
Up 200 basis points	$471,712	$(242,980)	$228,732
Up 100 basis points	$235,851	$(121,490)	$114,361
Down 100 basis points	$(234,764)	$121,490	$(113,274)
Down 200 basis points	$(467,509)	$242,980	$(224,529)
Down 300 basis points	$(679,135)	$364,471	$(314,664)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026.

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

The following table sets forth information regarding repurchases of our common shares during the six months ended June 30, 2026 (dollars in thousands):

Offer Date	Repurchase Deadline Request	Purchase Price per Share	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased
February 3, 2026	March 4, 2026	$24.79	24,646,802	5.00%
May 11, 2026	June 8, 2026	$24.42	25,076,907	5.00%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Seventh Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

4.1
Eleventh Supplemental Indenture, dated as of May 19, 2026, relating to the 6.300% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 19, 2026).

4.2	Form of 6.300% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 19, 2026).

4.3
Registration Rights Agreement, dated as of May 19, 2026, relating to the 6.300% Notes due 2031, by and among the Company and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, SMBC Nikko Securities America, Inc. and Truist Securities, Inc. as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on May 19, 2026).

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

HPS Corporate Lending Fund

August 13, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

August 13, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer