Form 10-Q
period 2026-09-30
HPS Corporate Lending Fund
filed 2026-11-13
CIK 1838126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________
Commission File Number 814-01431
________________________________________________________________________________________________
HPS Corporate Lending Fund
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________________________________

Delaware	87-6391045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, New York, NY	10001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 287-6767
________________________________________________________________________________________________

40 West 57th Street, 33rd Floor, New York, NY 10019
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 10, 2026 was 31,327,806, 198,075,582, 39,718,318 and 220,359,435 of Class S, Class I, Class D, and Class F common shares, respectively. Common shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $21,930,420 and $24,605,994 at September 30, 2026 and December 31, 2025, respectively)	$21,727,031	$24,821,751
Non-controlled/affiliated investments (amortized cost of $189,822 and $101,014 at September 30, 2026 and December 31, 2025, respectively)	146,007	99,425
Controlled/affiliated investments (amortized cost of $450,806 and $402,400 at September 30, 2026 and December 31, 2025, respectively)	457,213	416,244
Total investments at fair value (amortized cost of $22,571,048 and $25,109,408 at September 30, 2026 and December 31, 2025, respectively)	22,330,251	25,337,420
Cash	507,663	187,064
Cash equivalents	429,262	403,602
Interest receivable from non-controlled/non-affiliated investments	161,436	187,936
Interest receivable from non-controlled/affiliated investments	2,745	560
Dividend receivable from non-controlled/non-affiliated investments	104	62
Deferred financing costs	53,175	50,341
Deferred offering costs	1,273	2,175
Derivative assets, at fair value (Note 6)	57,549	50,869
Receivable for investments	66,037	83,891
Other assets	170,599	507
Total assets	$23,780,094	$26,304,427
LIABILITIES
Debt (net of unamortized debt issuance costs of $86,070 and $90,359 at September 30, 2026 and December 31, 2025, respectively)	$10,692,432	$12,950,206
Payable for investments purchased	168,623	2,699
Interest payable	153,515	171,991
Derivative liabilities, at fair value (Note 6)	172,797	20,792
Due to affiliates	14,836	16,726
Distribution payable (Note 9)	97,934	106,729
Payable for share repurchases (Note 9)	603,855	472,929
Management fees payable (Note 3)	25,762	13,732
Income based incentive fees payable (Note 3)	44,335	47,328
Capital gains incentive fees payable (Note 3)	—	—
Shareholder servicing and/or distribution fees payable	3,044	3,327
Accrued expenses and other liabilities	5,061	61,137
Total liabilities	11,982,194	13,867,596
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (482,482,350 and 493,104,572 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	4,825	4,931
Additional paid in capital	12,120,773	12,360,689
Distributable earnings (loss)	(327,698)	71,211
Total net assets	11,797,900	12,436,831
Total liabilities and net assets	$23,780,094	$26,304,427
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$4,707,744	$4,855,520
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	192,525,864	192,514,877
Net asset value per share	$24.45	$25.22
Class D Shares:
Net assets	$968,488	$1,138,385
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	39,606,169	45,135,208
Net asset value per share	$24.45	$25.22
Class F Shares:
Net assets	$5,359,174	$5,629,111
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	219,168,777	223,188,196
Net asset value per share	$24.45	$25.22
Class S Shares:
Net assets	$762,494	$813,815
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	31,181,540	32,266,291
Net asset value per share	$24.45	$25.22
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$533,852	$529,534	$1,626,899	$1,403,241
Payment-in-kind interest income	29,609	33,862	87,483	82,545
Dividend income	6,458	1,264	17,395	3,617
Other income	376	569	3,807	1,098
From non-controlled/affiliated investments:
Interest income	1,040	196	3,038	665
Payment-in-kind interest income	1,438	111	4,596	263
From controlled/affiliated investments:
Dividend income	12,654	10,953	42,825	34,566
Total investment income	585,427	576,489	1,786,043	1,525,995
Expenses:
Interest expense	182,104	184,795	559,158	480,218
Management fees	38,646	36,223	118,017	97,992
Income based incentive fees	44,335	43,473	135,006	115,364
Capital gains incentive fees	—	—	—	(12,950)
Shareholder servicing and/or distribution fees
Class D	639	749	2,017	2,132
Class F	6,944	6,879	21,184	18,964
Class S	1,700	1,534	5,207	3,788
Professional fees	2,609	1,448	7,371	4,764
Board of Trustees’ fees	160	149	471	463
Administrative service expenses (Note 3)	881	578	2,717	3,335
Other general & administrative	2,334	3,498	10,113	9,692
Amortization of continuous offering costs	867	200	2,374	1,132
Total expenses	281,219	279,526	863,635	724,894
Net investment income before tax expense	304,208	296,963	922,408	801,101
Excise and other tax expense	3,150	1,810	5,774	5,485
Net investment income after tax expense	301,058	295,153	916,634	795,616
Net realized and change in unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(39,292)	13,709	(43,026)	(33,597)
Foreign currency forward contracts	(4,164)	(28,365)	(852)	(132,739)
Foreign currency transactions	(22,837)	1,669	(43,732)	1,111
Net realized gain (loss)	(66,293)	(12,987)	(87,610)	(165,225)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	17,659	(42,637)	(419,146)	191,291
Non-controlled/affiliated investments	(8,349)	(258)	(42,226)	895
Controlled/affiliated investments	9,095	1,903	(7,437)	(909)
Foreign currency forward contracts	25,127	60,336	76,844	(48,816)
Translation of assets and liabilities in foreign currencies	26,669	9,728	79,660	(118,051)
Net change in unrealized appreciation (depreciation)	70,201	29,072	(312,305)	24,410
Net realized and change in unrealized gain (loss)	3,908	16,085	(399,915)	(140,815)
Net increase (decrease) in net assets resulting from operations	$304,966	$311,238	$516,719	$654,801
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment income after tax expense	$301,058	$295,153	$916,634	$795,616
Net realized gain (loss)	(66,293)	(12,987)	(87,610)	(165,225)
Net change in unrealized appreciation (depreciation)	70,201	29,072	(312,305)	24,410
Net increase (decrease) in net assets resulting from operations	304,966	311,238	516,719	654,801
Distributions to common shareholders:
Class I	(120,752)	(105,715)	(378,134)	(280,073)
Class D	(24,165)	(29,702)	(78,829)	(84,893)
Class F	(127,663)	(132,748)	(402,437)	(367,661)
Class S	(17,745)	(16,809)	(56,228)	(41,660)
Net decrease in net assets resulting from distributions	(290,325)	(284,974)	(915,628)	(774,287)
Share transactions:
Class I:
Proceeds from shares sold	179,521	521,356	890,003	1,746,721
Share transfers between classes	13,825	638	17,444	83,176
Distributions reinvested	26,357	28,310	85,518	80,688
Repurchased shares, net of early repurchase deduction	(330,768)	(50,978)	(980,880)	(307,031)
Net increase (decrease) from share transactions	(111,065)	499,326	12,085	1,603,554
Class D:
Proceeds from shares sold	—	65,057	15,248	202,182
Share transfers between classes	—	10,933	—	(64,899)
Distributions reinvested	8,920	13,348	31,858	39,423
Repurchased shares, net of early repurchase deduction	(50,382)	(36,357)	(182,302)	(92,313)
Net increase (decrease) from share transactions	(41,462)	52,981	(135,196)	84,393
Class F:
Proceeds from shares sold	45,398	354,817	294,365	1,064,623
Share transfers between classes	(2,522)	(14,609)	(3,999)	(18,684)
Distributions reinvested	52,869	60,774	179,761	166,942
Repurchased shares, net of early repurchase deduction	(185,653)	(82,088)	(561,649)	(161,344)
Net increase (decrease) from share transactions	(89,908)	318,894	(91,522)	1,051,537
Class S:
Proceeds from shares sold	18,161	136,639	74,402	361,123
Share transfers between classes	(11,303)	3,038	(13,445)	407
Distributions reinvested	6,413	6,561	22,056	16,854
Repurchased shares, net of early repurchase deduction	(37,165)	(7,021)	(108,402)	(12,719)
Net increase (decrease) from share transactions	(23,894)	139,217	(25,389)	365,665
Total increase (decrease) in net assets	(251,688)	1,036,682	(638,931)	2,985,663
Net assets, beginning of period	12,049,588	10,682,913	12,436,831	8,733,932
Net assets, end of period	$11,797,900	$11,719,595	$11,797,900	$11,719,595

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$516,719	$654,801
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	468,809	(191,277)
Net realized (gain) loss on investments	43,026	33,597
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(76,844)	48,816
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(82,248)	118,691
Net accretion of discount and amortization of premium, net	(81,402)	(61,593)
Amortization of deferred financing costs	10,538	7,998
Amortization of original issue discount and debt issuance costs	22,463	17,839
Amortization of offering costs	2,374	1,132
Payment-in-kind interest capitalized	(95,297)	(78,425)
Payment-in-kind dividends capitalized	(3,650)	(3,561)
Purchases of investments	(2,916,406)	(9,041,880)
Proceeds from sale of investments and principal repayments	5,592,089	1,637,775
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	26,500	(46,964)
Interest receivable from non-controlled/affiliated investments	(2,185)	(200)
Dividend receivable from non-controlled/non-affiliated investments	(42)	25
Receivable for investments	17,854	(3,331)
Other assets	(170,092)	10,083
Payable for investments purchased	165,924	29,544
Interest payable	(18,476)	48,558
Due to affiliates	(1,890)	(3,380)
Management fees payable	12,030	2,808
Income based incentive fees payable	(2,993)	11,460
Capital gains incentive fees payable	—	(12,950)
Shareholder servicing and/or distribution fees payable	(283)	616
Accrued expenses and other liabilities	(56,076)	53,248
Net cash provided by (used in) operating activities	3,370,442	(6,766,570)
Cash flows from financing activities:
Borrowings on debt	4,406,210	13,922,657
Repayments of debt	(6,363,856)	(9,310,969)
Deferred financing costs paid	(13,372)	(16,270)
Debt issuance costs and original issue discount paid	(18,174)	(60,589)
Deferred offering costs paid	(1,472)	(549)
Proceeds from issuance of Common Shares	1,274,018	3,374,649
Common Shares repurchased, net of early repurchase deduction	(1,702,307)	(507,826)
Distributions paid in cash	(605,230)	(444,104)
Net cash provided by (used in) financing activities	(3,024,183)	6,956,999
Net increase (decrease) in cash and cash equivalents	346,259	190,429
Cash and cash equivalents, beginning of period	590,666	228,899
Cash and cash equivalents, end of period	$936,925	$419,328

The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$544,633	$405,823
Taxes paid during the period	$7,804	$5,428
Distribution payable	$97,934	$98,172
Share repurchases accrued but not paid	$603,855	$176,365
Reinvestment of distributions during the period	$319,193	$303,907
Non-cash purchases of investments	$95,892	$73,288
Non-cash sales of investments	$(95,892)	$(73,288)
The accompanying notes are an integral part of these consolidated financial statements.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Debt
Aerospace & Defense
Arcfield Acquisition Corp (4)(8)(25)	SF +	5.00%	8.82%	10/28/2031		$78,015	$77,866	$77,840
Arcfield Acquisition Corp (4)(6)(8)				10/28/2031		13,671	(31)	(31)
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.61%	5/3/2029		38,266	37,766	38,266
Cadence - Southwick, Inc. (4)(10)(25)	SF +	4.75%	8.58%	5/3/2029		2,875	2,847	2,875
Cadence - Southwick, Inc. (4)(6)(10)(25)	SF +	4.75%	8.60%	5/3/2028		17,561	9,623	9,756
Carbon Topco, Inc. (4)(6)(9)				5/1/2030		9,588	(125)	(61)
Carbon Topco, Inc. (4)(9)(25)	SF +	6.00%	9.82%	11/1/2030		40,735	40,181	40,447
Fortress Acquisitionco, Inc. (4)(9)(25)	SF +	4.75%	8.82%	2/25/2033		116,958	115,887	114,691
Fortress Acquisitionco, Inc. (4)(6)(9)				2/25/2033		28,716	(263)	(556)
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.72%	1/9/2030		34,841	34,350	33,644
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.72%	1/9/2030		7,336	7,262	7,084
Frontgrade Technologies Holdings Inc. (4)(6)(9)(25)	SF +	5.00%	8.74%	1/10/2028		6,864	1,668	1,616
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.73%	1/9/2030		8,662	8,603	8,364
Frontgrade Technologies Holdings Inc. (4)(9)(25)	SF +	5.00%	8.75%	1/9/2030		1,434	1,428	1,384
RH Buyer Inc (4)(10)(25)	SF +	6.75%	10.92%	1/17/2031		113,394	111,769	109,007
RH Buyer Inc (4)(10)(25)	SF +	6.75%	10.92%	1/17/2031		13,792	13,595	13,259
Titan BW Borrower L.P. (4)(8)(25)	SF +	4.94% (incl 2.44% PIK)	8.70%	7/24/2032		222,674	220,882	219,160
Titan BW Borrower L.P. (4)(6)(8)(25)	SF +	4.50%	8.30%	7/24/2032		11,082	6,531	6,454
Titan BW Borrower L.P. (4)(6)(8)				7/24/2032		48,935	(406)	(772)
Valence Surface Technologies LLC (4)(10)(25)	SF +	6.00%	9.75%	6/13/2031		158,104	155,423	157,542
Valence Surface Technologies LLC (4)(10)(25)	SF +	6.00%	9.81%	6/13/2031		18,107	17,785	18,043
Valence Surface Technologies LLC (4)(6)(10)(25)	SF +	6.00%	9.75%	6/13/2031		27,526	26,624	27,022
Valence Surface Technologies LLC (4)(6)(10)				6/13/2031		13,777	(243)	(49)
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.40%	5/20/2032		7,418	2,181	2,163
West Star Aviation Acquisition, LLC (4)(9)(24)	SF +	4.50%	8.40%	5/20/2032		49,882	49,581	49,462
West Star Aviation Acquisition, LLC (4)(6)(9)(24)	SF +	4.50%	8.40%	5/20/2032		6,668	5,824	5,810
WP CPP Holdings, LLC (4)(6)(10)				11/30/2029		26,285	(347)	—
WP CPP Holdings, LLC (4)(10)(25)	SF +	7.00% (incl 3.88% PIK)	10.83%	11/30/2029		209,302	206,891	209,303
Zenith AcquisitionCo LLC (4)(8)(25)	SF +	4.50%	8.26%	1/13/2033		147,791	147,127	147,791
Zenith AcquisitionCo LLC (4)(6)(12)				1/13/2033		31,229	(140)	—
Zenith AcquisitionCo LLC (4)(6)(8)(25)	SF +	4.50%	8.26%	1/13/2033		55,368	3,161	3,423
Zeus US Bidco LLC (7)(24)	SF +	2.75%	6.66%	10/14/2033		7,946	7,975	7,967
Zeus US Bidco LLC (6)(7)				8/5/2033		2,054	7	6
Total Aerospace & Defense							1,311,282	1,310,910	11.11%

Air Freight & Logistics
Zeppelin US Buyer Inc. (4)(6)(9)				8/2/2032		15,198	(139)	(194)
Zeppelin US Buyer Inc. (4)(6)(9)(25)	SF +	4.75%	8.57%	8/2/2032		13,112	5,042	4,983
Zeppelin US Buyer Inc. (4)(9)(25)	SF +	4.75%	8.82%	8/2/2032		81,382	80,704	80,340
Total Air Freight & Logistics							85,607	85,129	0.72%

Asset Based Lending and Fund Finance
Montagu Lux Finco Sarl (4)(5)(6)(10)(29)	E +	5.50%	7.99%	2/13/2032	EUR	65,158	39,180	40,887
Total Asset Based Lending and Fund Finance							39,180	40,887	0.35%

Automobile Components

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
ABC Group Holdings Inc (4)(5)(9)(28)	E +	6.13%	8.61%	8/22/2031	EUR	31,201	35,456	34,101
ABC Group Holdings Inc (4)(5)(9)(22)(28)	E +	7.21%	9.69%	8/22/2031	EUR	537	611	582
ABC Technologies Inc (4)(5)(9)(24)	SF +	6.00%	9.90%	8/22/2031	87,939		85,249	84,876
ABC Technologies Inc (4)(5)(9)(22)(24)	SF +	7.04%	10.94%	8/22/2031	861		835	823
Clarios Global LP (7)(24)	SF +	2.50%	6.40%	5/6/2030	8,635		8,610	8,643
Clarios Global LP (7)(24)	SF +	2.50%	6.40%	1/28/2032	5,339		5,334	5,346
Mavis Tire Express Services Topco Corp (7)(26)	SF +	3.25%	6.92%	5/6/2033	5,714		5,686	5,667
Tenneco Inc (8)(25)	SF +	5.00%	8.83%	11/17/2028	7,678		7,596	7,694
Tenneco Inc (8)(25)	SF +	4.75%	8.58%	11/17/2028	3,833		3,796	3,837
Total Automobile Components							153,173	151,569	1.28%

Automobiles
Silver Holdco 2 (4)(5)(6)(15)				7/22/2031	GBP	4,147	(192)	(185)
Silver Holdco 2 (4)(5)(15)(32)	SN +	6.75%	10.51%	7/22/2031	GBP	14,514	18,761	18,599
Total Automobiles							18,569	18,414	0.15%

Beverages
Vital Bidco AB (4)(5)(10)(24)	SF +	4.25%	8.15%	10/29/2031	96,182		94,770	96,182
Vital Bidco AB (4)(5)(6)(10)				10/29/2030	16,892		(230)	—
Total Beverages							94,540	96,182	0.82%

Broadline Retail
Auctane Inc (4)(9)(25)	SF +	5.75%	9.51%	6/1/2033	24,250		24,250	24,250
Thrasio LLC (4)(10)(24)	SF +	8.00%	12.01%	6/18/2029	30		3	30
Total Broadline Retail							24,253	24,280	0.20%

Building Products
Enstall Group B.V. (4)(5)(7)(30)	E +	7.00%	9.59%	8/31/2030	EUR	30,233	29,951	31,162
Enstall Group B.V. (4)(5)(7)(30)	E +	7.00%	9.59%	8/31/2030	EUR	9,542	9,453	9,835
Fire Flow Intermediate Corporation (4)(9)(25)	SF +	5.00%	8.82%	7/10/2031	121,821		120,981	117,719
Fire Flow Intermediate Corporation (4)(9)(24)	SF +	5.00%	8.90%	7/10/2031	10,544		10,448	10,189
Saber Parent Holdings Corp (4)(7)(25)	SF +	4.75% (incl 2.25% PIK)	8.70%	12/16/2032	97,012		96,587	95,346
Saber Parent Holdings Corp (4)(6)(7)(25)	SF +	4.75% (incl 2.25% PIK)	8.70%	12/16/2032	19,274		8,679	8,438
Saber Parent Holdings Corp (4)(6)(10)				12/16/2032	15,205		(67)	(261)
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.40%	12/19/2029	73		71	72
SWF Holdings I Corp (10)(24)	SF +	4.00%	8.02%	10/6/2028	667		644	289
SWF Holdings I Corp (10)(24)	SF +	4.50%	8.40%	12/19/2029	94		93	93
Total Building Products							276,840	272,882	2.31%

Capital Markets
DRW Holdings LLC (7)(24)	SF +	3.50%	7.40%	6/26/2031	13,075		13,027	12,847
Hudson River Trading LLC (7)(24)	SF +	2.50%	6.40%	3/18/2030	2,302		2,299	2,299
Jump Financial LLC (4)(7)(25)	SF +	3.50%	7.57%	2/26/2032	3,856		3,847	3,861
Wharf Street Ratings Acquisition LLC (4)(9)(24)	SF +	4.50%	8.40%	9/16/2032	211,033		209,234	211,033
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	16,805		(156)	—
Wharf Street Ratings Acquisition LLC (4)(6)(9)				9/16/2032	26,567		(226)	—
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.66%	4/21/2028	37,361		37,174	37,129
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.66%	4/21/2028	13,414		13,359	13,330
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.66%	4/21/2028	9,090		9,039	9,033

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Yes Energy LLC (4)(6)(10)				4/21/2028	2,443		—	(15)
Yes Energy LLC (4)(10)(24)	SF +	4.75%	8.66%	4/21/2028	7,008		6,954	6,964
Total Capital Markets							294,551	296,481	2.51%

Chemicals
Bakelite US Holdco Inc (7)(25)	SF +	3.75%	7.82%	12/23/2031	7,238		7,195	7,259
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(24)	SF +	10.00%	14.17%	11/9/2026	4,239		4,236	4,688
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(24)	SF +	10.00%	14.17%	11/9/2026	329		328	364
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	14.17%	11/9/2026	330		329	365
Braya Renewable Fuels (Newfoundland) LP (4)(5)(15)(25)	SF +	10.00%	14.17%	11/9/2026	3,625		3,622	4,009
Formerra LLC (4)(10)(24)	SF +	7.25%	11.09%	11/1/2028	102,751		101,563	100,897
Formerra LLC (4)(6)(10)(24)	SF +	7.25%	11.09%	11/1/2028	12,031		3,474	3,392
Formerra LLC (4)(10)(24)	SF +	7.25%	11.09%	11/1/2028	4,134		4,085	4,060
Fortis 333 Inc (7)(25)	SF +	3.00%	7.07%	3/27/2032	2,074		2,070	2,083
Lummus Technology Holdings V LLC (7)(24)	SF +	2.50%	6.40%	12/31/2029	24,665		24,521	24,659
Total Chemicals							151,423	151,776	1.29%

Commercial Services & Supplies
ABC Legal Holdings, LLC (4)(9)(25)	SF +	4.25%	8.07%	8/13/2032	76,243		75,604	76,243
ABC Legal Holdings, LLC (4)(6)(9)(25)	SF +	4.25%	8.07%	8/13/2032	16,751		4,034	4,188
ABC Legal Holdings, LLC (4)(6)(9)(25)	SF +	4.25%	8.00%	8/13/2032	16,200		6,095	6,231
Allied Universal Holdco LLC (7)(24)	SF +	3.25%	7.15%	8/20/2032	12,981		12,967	13,016
Apex Group Treasury LLC (5)(7)(25)	SF +	3.50%	7.26%	2/27/2032	13,378		13,276	12,969
AVSC Holding Corp. (4)(9)(24)	SF +	5.00%	8.90%	12/5/2031	69,423		68,394	69,423
AVSC Holding Corp. (4)(6)(9)(24)	SF +	5.00%	8.90%	12/5/2029	8,660		3,319	3,413
Axiom Buyer, LLC (4)(10)(24)	SF +	6.50%	10.40%	1/14/2030	147,323		145,126	142,745
Axiom Buyer, LLC (4)(6)(10)(24)	SF +	6.50%	10.40%	1/14/2030	18,189		12,721	12,427
Certania Beteiligungen GmbH (4)(5)(7)(29)	E +	6.55%	9.14%	5/23/2029	EUR	22,824	26,134	25,120
Coretrust Purchasing Group LLC (4)(6)(9)				10/1/2029	9,457		(122)	(18)
Coretrust Purchasing Group LLC (4)(9)(24)	SF +	5.25%	9.15%	10/1/2029	69,423		68,632	69,288
Emma Buyer LLC (7)(24)	SF +	3.50%	7.40%	7/14/2033	4,531		4,551	4,546
Emma Buyer LLC (6)(7)				7/14/2033	469		2	2
Guardian US Holdco LLC (8)(25)	SF +	3.25%	7.32%	1/31/2030	10,020		9,936	10,026
ImageFIRST Holdings, LLC (7)(25)	SF +	3.00%	6.86%	3/12/2032	4,608		4,599	4,620
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	9.82%	11/4/2030	21,685		21,628	15,383
NBG Acquisition Corp. (4)(9)(25)	SF +	6.00% (incl 3.50% PIK)	10.07%	11/4/2030	3,416		3,390	2,423
NBG Acquisition Corp. (4)(6)(9)(25)	SF +	6.00% (incl 3.50% PIK)	10.07%	11/4/2030	2,968		2,242	1,390
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.40%	6/4/2032	112,861		111,944	111,194
NDT Global Holding Inc. (4)(5)(6)(8)				6/4/2032	30,474		(247)	(450)
NDT Global Holding Inc. (4)(5)(8)(24)	SF +	4.50%	8.40%	6/4/2032	25,109		24,904	24,738
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.50%	9.34%	9/10/2030	94,847		93,601	93,623
NTH Degree Purchaser Inc (4)(10)(25)	SF +	5.50%	9.34%	9/10/2030	29,114		28,664	28,738
NTH Degree Purchaser Inc (4)(6)(10)				9/10/2030	16,125		(212)	(208)
Project Evergreen Buyer Inc (7)(25)	SF +	2.50%	6.58%	9/30/2033	9,898		9,873	9,890
Project Evergreen Buyer Inc (6)(7)				9/30/2033	2,190		(5)	(2)
Retail Services WIS Corporation (4)(10)(25)	SF +	6.50%	10.26%	8/29/2030	108,605		106,905	106,134

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Retail Services WIS Corporation (4)(6)(10)				8/29/2030	25,930		(462)	(590)
Sentinel Buyer Corp. (4)(6)(9)				11/6/2032	14,876		(118)	—
Sentinel Buyer Corp. (4)(9)(24)	SF +	5.00%	8.90%	11/6/2032	244,918		243,109	244,917
Team, Inc. (4)(10)(25)	SF +	6.25%	10.00%	3/12/2030	51,574		50,776	50,681
Team, Inc. (4)(6)(10)				3/12/2030	14,960		(284)	(259)
The.Team SME LLC (7)(24)	SF +	2.50%	6.40%	6/23/2032	4,135		4,119	4,146
Victors Purchaser LLC (4)(8)(25)	SF +	4.25%	8.32%	12/23/2032	70,369		70,212	69,270
Victors Purchaser LLC (4)(6)(8)(24)	SF +	4.25%	8.15%	12/23/2032	11,035		974	851
Total Commercial Services & Supplies							1,226,281	1,216,108	10.31%

Communications Equipment
Ribbon Communications Operating Company, Inc (4)(5)(10)(24)	SF +	7.00%	10.90%	6/21/2029	53,939		53,352	52,807
Ribbon Communications Operating Company, Inc (4)(5)(6)(10)(24)	SF +	7.00%	10.90%	6/21/2029	6,365		2,659	2,594
Total Communications Equipment							56,011	55,401	0.47%

Construction & Engineering
NRO Holdings III Corp. (4)(6)(9)(25)	SF +	5.25%	9.09%	7/15/2030	100		31	32
Pike Corporation (4)(9)(24)	SF +	4.25%	8.14%	12/20/2032	113,062		112,559	111,094
Pike Corporation (4)(6)(9)(24)	SF +	4.25%	8.15%	12/20/2032	14,954		2,422	2,232
Pike Corporation (4)(6)(9)				12/20/2032	19,117		(85)	(333)
Resurge Buyer LLC (7)(24)	SF +	2.50%	6.41%	9/30/2033	7,823		7,803	7,791
Resurge Buyer LLC (6)(7)				9/30/2033	1,408		(4)	(6)
Total Construction & Engineering							122,726	120,810	1.02%

Consumer Finance
PCP CW Aggregator Holdings II, L.P. (4)(5)(10)(25)	SF +	7.75% PIK	11.49%	2/9/2028	20,051		20,032	20,038
Total Consumer Finance							20,032	20,038	0.17%

Consumer Staples Distribution & Retail
DIA Finance S.L.U. (4)(5)(9)(29)	E +	6.50%	9.16%	12/27/2029	EUR	170,600	174,410	192,224
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	8.32%	3/29/2032	56,133		55,803	56,133
Puma Buyer LLC (4)(8)(25)	SF +	4.25%	8.32%	3/29/2032	25,798		25,687	25,798
Puma Buyer LLC (4)(6)(8)				3/29/2032	15,248		(81)	—
Puma Buyer LLC (7)(24)	SF +	2.50%	6.41%	10/10/2033	16,200		16,160	16,220
SW Ingredients Holdings, LLC (4)(6)(9)(24)	SF +	5.00%	8.90%	5/2/2030	32,714		9,760	9,701
SW Ingredients Holdings, LLC (4)(9)(24)	SF +	5.00%	8.90%	5/2/2030	180,570		178,623	178,304
SW Ingredients Holdings, LLC (4)(6)(9)				5/2/2030	16,490		(212)	(207)
Vermont Aus Pty Ltd (4)(5)(9)(36)	B +	4.50%	9.32%	3/23/2028	AUD	54,718	39,392	37,990
Total Consumer Staples Distribution & Retail							499,542	516,163	4.38%

Containers & Packaging
BP Purchaser, LLC (4)(9)(25)	SF +	7.50% (incl 1.00% PIK)	11.71%	12/11/2028	28,373		28,197	22,425
Clydesdale Acquisition Holdings Inc (7)(24)	SF +	3.75%	7.65%	4/1/2032	5,815		5,757	5,784
Total Containers & Packaging							33,954	28,209	0.24%

Distributors
Thermostat Purchaser III Inc (9)(25)	SF +	4.25%	8.32%	8/31/2028	7,840		7,840	7,729
Total Distributors							7,840	7,729	0.07%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Aesthetics Australia Group Pty Ltd (4)(5)(8)(18)(37)	B +	9.38% PIK		3/21/2028	AUD	67,991	39,574	25,624
Aesthetics Australia Group Pty Ltd (4)(5)(6)(8)(18)(36)	B +	9.38% PIK		3/21/2028	AUD	5,934	2,642	2,639
AI Learning (Singapore) PTE. LTD. (4)(5)(12)(43)	SORA +	7.50%	9.01%	5/25/2027	SGD	45,400	33,378	35,295
American Academy Holdings, LLC (4)(16)(24)	SF +	9.25% (incl 5.00% PIK)	13.27%	6/30/2027	60,323		60,323	58,509
HMH CO (8)(24)	SF +	5.25%	9.25%	4/9/2029	24,547		24,268	16,723
IXM Holdings, Inc. (4)(6)(11)				12/14/2030	4,013		(36)	(87)
IXM Holdings, Inc. (4)(11)(25)	SF +	5.75%	9.51%	12/14/2030	18,879		18,632	18,468
IXM Holdings, Inc. (4)(11)(25)	SF +	5.75%	9.51%	12/14/2030	19,649		19,483	19,222
KUEHG Corp. (5)(8)(25)	SF +	2.75%	6.82%	6/12/2030	2,345		2,341	2,156
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.94%	3/12/2029	12,538		12,453	11,610
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.73%	3/12/2029	46,653		46,004	43,198
Mckissock Investment Holdings LLC (9)(25)	SF +	5.00%	8.88%	3/12/2029	30,930		30,833	28,639
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	97,273		96,665	96,725
Spotless Brands, LLC (4)(6)(10)(25)	SF +	5.75%	9.51%	7/25/2028	5,175		3,074	3,076
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	19,892		19,770	19,780
Spotless Brands, LLC (4)(10)(26)	SF +	5.75%	9.60%	7/25/2028	14,762		14,672	14,679
Spotless Brands, LLC (4)(10)(26)	SF +	5.50%	9.34%	7/25/2028	29,091		28,945	28,881
University Support Services LLC (8)(24)	SF +	2.75%	6.65%	2/10/2029	4,986		4,873	4,974
Total Diversified Consumer Services							457,894	430,111	3.65%

Diversified Telecommunication Services
Meriplex Communications, LTD (4)(9)(25)	SF +	5.00%	8.91%	7/17/2028	13,513		13,450	11,308
Meriplex Communications, LTD (4)(9)(25)	SF +	5.00%	8.91%	7/17/2028	2,860		2,849	2,393
Meriplex Communications, LTD (4)(9)(25)	SF +	5.00%	8.91%	7/17/2028	1,143		1,138	956
Meriplex Communications, LTD (4)(9)(25)	SF +	5.00%	8.91%	7/17/2028	380		376	318
Sable Intl Finance LTD (5)(7)(24)	SF +	3.00%	6.93%	10/15/2029	12,000		11,971	11,914
Total Diversified Telecommunication Services							29,784	26,889	0.23%

Electric Utilities
Cricket Valley Energy Center LLC (4)(17)(25)	SF +	5.00%	8.75%	6/26/2030	50,561		49,617	50,101
Hunterstown Generation, LLC (7)(25)	SF +	2.75%	6.82%	11/6/2031	6,500		6,524	6,509
MRP Buyer LLC (6)(7)(25)	SF +	3.25%	7.32%	6/4/2032	12,000		8,898	8,906
Total Electric Utilities							65,039	65,516	0.56%

Electrical Equipment
Arcline FM Holdings LLC (9)(26)	SF +	2.75%	6.60%	6/23/2030	17,998		17,998	18,092
Truck-Lite Co, LLC (4)(6)(9)				2/13/2031	11,973		(138)	(33)
Truck-Lite Co, LLC (4)(6)(9)				2/13/2032	11,314		(153)	(71)
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.48%	2/13/2032	86,399		85,274	85,857
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.48%	2/13/2032	3,234		3,208	3,214
Truck-Lite Co, LLC (4)(9)(25)	SF +	4.75%	8.77%	2/13/2032	1,861		1,837	1,850
Truck-Lite Co, LLC (4)(6)(9)(25)	SF +	4.75%	8.58%	2/13/2032	22,818		8,764	8,919
Total Electrical Equipment							116,790	117,828	1.00%

Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(10)(24)	SF +	6.00%	9.90%	11/8/2029	61,564		60,768	61,565
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.72%	1/27/2028	43,847		43,545	43,847
CC WDW Borrower, Inc. (4)(6)(10)(25)	SF +	6.75%	10.72%	1/27/2028	5,122		4,704	4,738
CC WDW Borrower, Inc. (4)(10)(25)	SF +	6.75%	10.97%	1/27/2028	2,277		2,277	2,277

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Dwyer Instruments LLC (7)(25)	SF +	2.50%	6.28%	7/25/2033	9,617		9,653	9,625
Dwyer Instruments LLC (6)(7)				7/25/2033	383		1	—
Hobbs & Associates LLC (7)(26)	SF +	2.75%	6.62%	7/23/2031	15,242		15,197	15,229
Resilience Parent LLC (7)(25)	SF +	2.50%	6.57%	2/28/2033	9,975		9,970	9,969
TTM Technologies, Inc. (4)(5)(7)(24)	SF +	2.00%	5.90%	9/30/2033	2,206		2,206	2,206
Total Electronic Equipment, Instruments & Components							148,321	149,456	1.27%

Energy Equipment & Services
Camin Cargo Control Holdings, Inc. (4)(10)(25)	SF +	5.50%	9.23%	12/7/2029	62,792		62,141	59,617
Camin Cargo Control Holdings, Inc. (4)(10)(25)	SF +	5.50%	9.48%	12/7/2029	6,605		6,513	6,271
Camin Cargo Control Holdings, Inc. (4)(6)(10)(25)	SF +	5.50%	9.48%	12/7/2029	9,702		7,515	7,125
Total Energy Equipment & Services							76,169	73,013	0.62%

Entertainment
AMR GP Ltd (4)(5)(7)		10.50% (incl 5.25% PIK)	10.50%	7/10/2034	1,128		1,105	1,128
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% PIK	10.17%	6/18/2029	708		706	594
Aventine Intermediate LLC (4)(9)(25)	SF +	6.00% PIK	10.17%	6/18/2029	12,109		12,056	10,156
Endeavor Operating Co LLC (5)(7)(24)	SF +	2.75%	6.65%	3/24/2032	8,116		8,085	8,154
Skydance Corp (5)(7)(24)	SF +	2.75%	6.83%	10/6/2033	15,000		14,963	14,977
Total Entertainment							36,915	35,009	0.30%

Financial Services
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.50%	8.19%	2/8/2031	EUR	44,620	46,883	51,033
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.50%	8.19%	2/8/2031	EUR	6,374	6,789	7,290
AI Circle Bidco Limited (4)(5)(10)(30)	E +	5.50%	8.09%	2/8/2031	EUR	46,285	52,054	52,937
Ascensus Holdings, Inc. (8)(24)	SF +	3.00%	6.90%	11/25/2032	13,935		13,904	13,830
Earps Bidco Limited (4)(5)(7)(32)	SN +	4.75%	8.52%	3/28/2032	GBP	37,700	48,221	49,994
Earps Bidco Limited (4)(5)(6)(7)(32)	SN +	4.75%	8.52%	3/28/2032	GBP	8,094	8,558	8,631
Earps Bidco Limited (4)(5)(7)(30)	E +	4.75%	7.35%	3/28/2032	EUR	5,661	6,466	6,411
Eisner Advisory Group LLC (8)(24)	SF +	4.00%	7.90%	2/28/2031	8,438		8,384	8,435
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	94,428		93,229	94,429
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	13,500		13,309	13,500
Empower Payments Investor, LLC (4)(6)(9)				3/12/2030	9,704		(111)	—
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	13,283		13,177	13,283
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	8,823		8,755	8,823
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	54,147		53,700	54,147
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	16,285		16,146	16,285
Empower Payments Investor, LLC (4)(9)(25)	SF +	4.75%	8.57%	3/12/2031	69,776		69,469	69,776
Focus Financial Partners, LLC (7)(24)	SF +	2.50%	6.40%	9/15/2031	17,732		17,677	17,435
Harp Finco LTD (4)(5)(7)(32)	SN +	5.00%	8.73%	3/29/2032	GBP	15,898	20,265	20,769
June Purchaser LLC (7)(25)	SF +	2.75%	6.82%	11/28/2031	9,569		9,540	9,574
June Purchaser LLC (6)(7)				11/28/2031	1,619		(9)	1
Madonna Bidco Ltd (4)(5)(7)(32)	SN +	5.00%	8.73%	10/25/2031	GBP	51,131	65,316	67,804
Madonna Bidco Ltd (4)(5)(7)(32)	SN +	5.00%	8.73%	10/25/2031	GBP	10,435	13,602	13,838
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.82%	8/29/2031	196		195	194
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.82%	8/29/2031	5,397		5,357	5,349
MAI Capital Management Intermediate LLC (4)(6)(9)				8/29/2031	1,125		(8)	(10)
MAI Capital Management Intermediate LLC (4)(9)(25)	SF +	4.75%	8.82%	8/29/2031	1,512		1,499	1,498
More Cowbell II, LLC (4)(6)(9)				9/1/2029	5,393		(52)	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
More Cowbell II, LLC (4)(9)(27)	SF +	4.25%	7.74%	9/1/2030	34,392		34,007	34,392
Neon Maple US Debt Mergersub Inc (5)(7)(24)	SF +	2.50%	6.40%	11/17/2031	9,045		8,914	8,812
Oak Funding LLC (4)(6)(8)(25)	SF +	4.50%	8.34%	12/2/2032	13,565		2,241	2,369
Oak Funding LLC (4)(8)(25)	SF +	4.50%	8.32%	12/2/2032	189,471		187,800	189,471
OG Crimson Parent Inc (7)(24)	SF +	2.75%	6.66%	10/7/2033	3,348		3,340	3,349
OG Crimson Parent Inc (6)(7)				10/7/2033	507		(1)	—
Orthrus Ltd (4)(5)(7)(32)	SN +	6.25% (incl 2.75% PIK)	9.99%	12/5/2031	GBP	36,020	45,473	46,957
Orthrus Ltd (4)(5)(7)(29)	E +	6.25% (incl 2.75% PIK)	8.93%	12/5/2031	EUR	32,188	33,791	35,828
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	10.09%	12/5/2031	85,040		83,991	83,602
Orthrus Ltd (4)(5)(6)(7)				12/5/2031	GBP	7,149	(138)	(160)
Orthrus Ltd (4)(5)(10)(25)	SF +	6.25% (incl 2.75% PIK)	10.09%	12/5/2031	12,307		12,148	12,099
Osaic Holdings Inc (7)(25)	SF +	2.50%	6.57%	7/30/2032	15,084		15,052	14,966
PEX Holdings LLC (7)(26)	SF +	2.75%	7.01%	11/26/2031	14,775		14,748	14,837
PF Finco PTY LTD (4)(5)(10)(35)	B +	6.25%	10.84%	5/30/2030	AUD	41,852	26,529	28,545
Priority Holdings, LLC (5)(8)(25)	SF +	3.75%	7.82%	8/2/2032	5,038		5,017	4,992
Transnetwork LLC (8)(25)	SF +	4.75%	8.82%	12/30/2030	67,845		67,296	60,043
Travelex Issuerco 2 PLC (4)(5)(14)(32)	SN +	8.00%	11.73%	9/22/2028	GBP	21,323	25,689	28,039
Total Financial Services							1,158,212	1,173,397	9.95%

Food Products
Aspire Bakeries Holdings LLC (7)(24)	SF +	2.75%	6.66%	12/23/2030	11,645		11,617	11,674
Froneri US Inc (5)(7)(26)	SF +	2.25%	6.20%	9/30/2031	4,987		4,974	4,961
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.50%	10/2/2030	55,155		54,445	55,155
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.50%	10/2/2030	15,321		15,118	15,321
Sugar PPC Buyer LLC (4)(10)(26)	SF +	4.75%	8.60%	10/2/2030	4,288		4,259	4,288
Total Food Products							90,413	91,399	0.77%

Gas Utilities
Energos Infrastructure Holdings Finance LLC (4)(5)(10)(25)	SF +	6.00%	10.17%	8/13/2027	36,202		36,081	36,202
Total Gas Utilities							36,081	36,202	0.31%

Health Care Equipment & Supplies
ABB/CON-CISE Optical Group LLC (4)(9)(25)	SF +	7.50%	11.72%	2/23/2028	21,259		21,128	21,047
Agiliti Health, Inc. (7)(25)	SF +	3.00%	6.75%	5/1/2030	9,901		9,589	9,653
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.82%	9/30/2032	141,407		140,196	138,629
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.82%	9/30/2032	25,989		25,767	25,483
Bayou Intermediate II, LLC (4)(9)(25)	SF +	4.75%	8.82%	9/30/2032	28,202		27,953	27,648
Ensemble RCM LLC (7)(25)	SF +	3.00%	6.82%	2/9/2033	20,066		20,044	20,102
Resonetics, LLC (9)(25)	SF +	2.75%	6.58%	6/18/2031	37,868		37,804	37,546
Spruce Bidco II Inc (4)(6)(9)(26)	SF +	4.75%	8.46%	1/31/2032	43,899		11,693	11,558
Spruce Bidco II Inc (4)(9)(25)	SF +	4.75%	8.57%	1/31/2032	154,350		152,585	152,113
Spruce Bidco II Inc (4)(9)(38)	C +	4.75%	7.05%	1/31/2032	CAD	32,844	22,417	22,733
Spruce Bidco II Inc (4)(9)(44)	TN +	5.00%	5.98%	1/31/2032	JPY	3,697,411	23,601	23,128
Spruce Bidco II Inc (4)(9)(22)(25)	SF +	5.73%	9.55%	1/31/2032	941		931	928
TecoStar Holdings Inc (4)(10)(25)	SF +	6.75% PIK	10.49%	5/12/2032	229,372		226,574	229,372
Viant Medical Holdings, Inc. (7)(24)	SF +	4.00%	7.90%	10/29/2031	13,214		13,166	13,000
Zeus Company LLC (4)(9)(25)	SF +	5.40%	9.47%	2/28/2031	117,038		115,945	114,786

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Zeus Company LLC (4)(9)(25)	SF +	5.40%	9.47%	2/28/2031	10,819		10,713	10,611
Zeus Company LLC (4)(6)(9)(25)	SF +	5.40%	9.47%	2/28/2030	21,506		3,401	3,231
Total Health Care Equipment & Supplies							863,507	861,568	7.30%

Health Care Providers & Services
123Dentist Inc (4)(5)(9)(38)	C +	5.00%	7.29%	8/10/2029	CAD	21,971	15,580	15,420
123Dentist Inc (4)(5)(9)(38)	C +	5.00%	7.29%	8/10/2029	CAD	52,096	40,150	36,562
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	9.15%	7/2/2031	138,210		136,803	137,598
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	9.15%	7/2/2031	46,675		46,396	46,468
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	9.15%	7/2/2031	112,724		112,043	112,226
AB Centers Acquisition Corporation (4)(6)(9)				7/2/2031	24,356		(216)	(108)
AB Centers Acquisition Corporation (4)(9)(22)(24)	SF +	6.32%	10.22%	7/2/2031	1,316		1,308	1,299
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	9.15%	7/2/2031	3,084		3,064	3,070
AB Centers Acquisition Corporation (4)(9)(22)(24)	SF +	6.32%	10.22%	7/2/2031	697		692	688
AB Centers Acquisition Corporation (4)(9)(24)	SF +	5.25%	9.15%	7/2/2031	11,699		11,576	11,648
Aryeh Bidco Investment Ltd (4)(5)(9)(39)	C +	5.00%	7.42%	1/14/2033	CAD	171,000	122,075	118,105
Aryeh Bidco Investment Ltd (4)(5)(6)(9)(39)	C +	5.00%	7.42%	1/14/2033	CAD	24,551	1,980	1,780
Aryeh Bidco Investment Ltd (4)(5)(6)(9)(39)	C +	5.00%	7.42%	1/14/2033	CAD	16,867	7,132	6,919
Aryeh U.S. Holdings Inc. (4)(5)(9)(25)	SF +	5.00%	9.07%	1/14/2033	4,868		4,823	4,824
Aspen Dental Management Inc. (ADMI Corp) (8)(24)	SF +	3.75%	7.77%	12/23/2027	3,242		3,218	3,073
Aspen Dental Management Inc. (ADMI Corp) (7)(24)	SF +	5.75%	9.65%	12/23/2027	839		841	797
ATI Holdings Acquisition, Inc. (4)(5)(10)(25)	SF +	7.25%	11.01%	2/24/2028	41,092		40,898	41,030
BayMark Health Services Inc (4)(14)(22)(25)	SF +	6.00%	10.34%	3/31/2031	7,609		6,429	6,448
Blazing Star Shields Direct Parent, LLC (4)(10)(25)	SF +	5.75%	9.51%	8/28/2030	490,676		483,007	500,490
Blazing Star Shields Direct Parent, LLC (4)(6)(10)				8/28/2030	21,972		(343)	—
Charlotte Buyer Inc (8)(24)	SF +	4.50%	8.27%	6/30/2031	12,375		12,257	12,417
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	6,558		(86)	—
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	16,674		(173)	—
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.90%	8/7/2031	158,837		157,417	158,837
Coding Solutions Acquisition, Inc. (4)(9)(24)	SF +	5.00%	8.90%	8/7/2031	17,850		17,641	17,850
Coding Solutions Acquisition, Inc. (4)(6)(9)				8/7/2031	17,392		(232)	—
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.18%	3/15/2028	128,329		128,006	126,801
Diagnostic Services Holdings, Inc. (4)(6)(10)(24)	SF +	5.50%	9.18%	3/15/2028	2,993		991	962
Diagnostic Services Holdings, Inc. (4)(10)(24)	SF +	5.50%	9.18%	3/15/2028	2,672		2,597	2,640
EPFS Buyer, Inc. (4)(9)(25)	SF +	4.50%	8.57%	7/31/2031	35,323		35,035	35,323
EPFS Buyer, Inc. (4)(6)(13)(45)	P +	3.50%	10.50%	7/31/2031	3,814		1,343	1,373
ERC Topco Holdings, LLC (4)(10)(25)	SF +	6.50% (incl 5.50% PIK)	10.84%	3/31/2030	8,287		7,955	6,391
ERC Topco Holdings, LLC (4)(6)(10)(25)	SF +	5.50%	9.84%	3/31/2030	1,561		1,162	1,256
FC Compassus LLC (4)(6)(7)				11/26/2030	19,127		(199)	—
FC Compassus LLC (4)(9)(25)	SF +	5.50% (incl 1.25% PIK)	9.26%	11/26/2030	136,784		135,385	136,784
FC Compassus LLC (4)(9)(22)(25)	SF +	6.70% (incl 1.73% PIK)	10.47%	11/26/2030	1,187		1,175	1,187
FC Compassus LLC (4)(6)(9)(22)(24)	SF +	7.01% (incl 2.07% PIK)	10.78%	11/26/2030	128		13	15
FC Compassus LLC (4)(6)(9)(25)	SF +	5.50% (incl 1.25% PIK)	9.26%	11/26/2030	10,981		1,098	1,234
Global Medical Response Inc (7)(24)	SF +	2.75%	6.65%	10/1/2032	19,230		19,189	19,246
Indigo Purchaser, Inc. (4)(9)(25)	SF +	4.75%	8.82%	11/21/2031	103,129		101,993	103,129
Indigo Purchaser, Inc. (4)(6)(9)				11/21/2031	17,478		(193)	—
Indigo Purchaser, Inc. (4)(6)(9)(25)	SF +	4.75%	8.82%	11/21/2031	17,737		10,403	10,629

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.40%	2/13/2031	124,761		123,506	123,751
MB2 Dental Solutions, LLC (4)(6)(9)(24)	SF +	5.50%	9.40%	2/13/2031	13,909		2,470	2,530
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.40%	2/13/2031	25,895		25,555	25,685
MB2 Dental Solutions, LLC (4)(9)(24)	SF +	5.50%	9.40%	2/13/2031	18,187		17,932	18,039
NP Kaba Mergersub, Inc. (4)(8)(25)	SF +	4.50%	8.57%	1/31/2033	161,489		160,757	158,633
NP Kaba Mergersub, Inc. (4)(8)(25)	SF +	4.50%	8.23%	1/31/2033	10,695		10,644	10,505
NP Kaba Mergersub, Inc. (4)(6)(8)				1/31/2033	20,394		(92)	(361)
Parexel International, Inc. (8)(24)	SF +	2.50%	6.40%	12/12/2031	16,465		16,381	16,493
Pinnacle Fertility, Inc. (4)(9)(24)	SF +	4.50%	8.50%	3/14/2028	24,528		24,405	24,528
Pinnacle Fertility, Inc. (4)(9)(24)	SF +	4.50%	8.50%	3/14/2028	8,406		8,367	8,406
Plasma Buyer LLC (4)(9)(18)(25)	SF +	5.75% PIK		5/12/2029	93,356		81,936	40,447
Plasma Buyer LLC (4)(9)(18)(25)	SF +	5.75% PIK		5/12/2029	3,526		3,089	1,528
Plasma Buyer LLC (4)(6)(9)(18)(25)	SF +	5.75% PIK		5/12/2028	10,665		9,334	4,578
Plasma Buyer LLC (4)(6)(9)(18)(25)	SF +	6.25% PIK		5/12/2028	6,504		3,090	3,351
PPV Intermediate Holdings, LLC (4)(9)(25)	SF +	5.75%	9.51%	8/31/2029	21,125		20,962	20,820
PPV Intermediate Holdings, LLC (4)(6)(9)(25)	SF +	5.75%	9.49%	8/31/2029	2,965		1,161	1,143
Premise Health Holding Corp (4)(9)(25)	SF +	4.75%	8.82%	11/8/2032	28,064		27,820	27,466
Premise Health Holding Corp (4)(6)(9)(25)	SF +	4.75%	8.82%	11/8/2032	8,835		5,205	5,097
Premise Health Holding Corp (4)(6)(9)				11/6/2031	2,984		(25)	(58)
Prism One Buyer, LLC (4)(9)(26)	SF +	5.25%	9.10%	10/11/2032	63,541		62,993	62,413
Prism One Buyer, LLC (4)(6)(9)(26)	SF +	5.25%	9.51%	10/11/2032	18,000		655	491
Solis Mammography Buyer, Inc. (4)(9)(25)	SF +	5.25% (incl 2.50% PIK)	9.32%	5/29/2032	188,445		186,184	184,454
Solis Mammography Buyer, Inc. (4)(6)(9)				5/29/2032	12,645		(174)	(268)
Solis Mammography Buyer, Inc. (4)(6)(9)(25)	SF +	4.75%	8.82%	5/29/2030	33,548		4,105	3,922
Southern Veterinary Partners LLC (7)(26)	SF +	2.50%	6.76%	12/4/2031	9,962		9,943	9,962
Star Parent Inc (7)(25)	SF +	3.50%	7.57%	9/27/2030	13,095		13,042	13,170
Teca Lorien NZ Bidco Private Limited (4)(5)(8)(34)	BB +	5.25%	8.04%	4/14/2032	NZD	94,856	55,030	52,496
Teca Lorien NZ Bidco Private Limited (4)(5)(6)(8)				4/14/2032	NZD	10,312	(73)	(100)
Tivity Health Inc (4)(9)(24)	SF +	5.00%	8.90%	6/28/2029	119,114		118,071	119,114
TTF Lower Intermediate LLC (7)(26)	SF +	3.75%	7.51%	7/18/2031	11,996		11,857	9,357
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.25%	8.98%	7/17/2028	39,304		39,061	39,304
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.25%	9.00%	7/17/2028	24,104		23,960	24,104
United Musculoskeletal Partners Acquisition Holdings, LLC (4)(9)(25)	SF +	5.25%	9.06%	7/17/2028	29,819		29,640	29,819
Vaxcare Intermediate II LLC (4)(8)(25)	SF +	4.25%	8.32%	6/17/2032	55,205		54,754	55,205
Vaxcare Intermediate II LLC (4)(6)(12)				6/17/2032	11,986		(98)	—
WCAS XIII Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2029	135,630		134,361	135,007
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	56,433		55,629	56,119
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	8,342		8,219	8,295
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	15,932		15,691	15,843
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	13,613		13,387	13,537
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	3,581		3,519	3,561
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	8,450		8,300	8,403
WCAS XIV Primary Care Investors, L.P. (4)(10)(25)	SF +	6.25%	10.32%	12/31/2032	8,317		8,296	8,271
Total Health Care Providers & Services							3,069,082	3,029,471	25.68%

Health Care Technology
AthenaHealth Group Inc. (8)(24)	SF +	3.25%	7.15%	2/16/2032	9,975		9,985	9,975
HT Intermediary III, Inc. (4)(9)(24)	SF +	4.50%	8.40%	11/12/2030	9,747		9,701	9,747

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
HT Intermediary III, Inc. (4)(9)(24)	SF +	4.50%	8.40%	11/12/2030	39,602		39,466	39,602
HT Intermediary III, Inc. (4)(6)(9)(24)	SF +	4.50%	8.40%	11/12/2030	3,857		1,401	1,414
Project Ruby Ultimate Parent Corp (7)(24)	SF +	2.75%	6.77%	3/10/2028	22,464		22,422	22,476
Zelis Payments Buyer, Inc. (7)(24)	SF +	2.75%	6.65%	9/28/2029	10,719		10,691	10,686
Zelis Payments Buyer, Inc. (7)(24)	SF +	3.25%	7.15%	11/26/2031	4,913		4,894	4,896
Total Health Care Technology							98,560	98,796	0.84%

Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (4)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.82%	11/17/2032	100,823		100,387	101,831
Birdie Bidco, Inc. (4)(6)(9)(25)	SF +	4.75% (incl 2.25% PIK)	8.82%	11/17/2032	21,068		3,515	3,823
Birdie Bidco, Inc. (4)(6)(9)				11/17/2032	18,850		(83)	—
Caesars Entertainment, Inc. (5)(8)(24)	SF +	2.25%	6.15%	2/6/2030	9,969		9,782	9,678
Crunch Holdings LLC (4)(9)(24)	SF +	4.50%	8.40%	9/26/2031	55,020		54,800	55,020
Crunch Holdings LLC (4)(6)(9)				9/26/2031	7,922		(31)	—
Fertitta Entertainment LLC (8)(24)	SF +	3.25%	7.15%	1/27/2029	9,675		9,540	9,688
Flynn Restaurant Group LP (7)(24)	SF +	3.75%	7.65%	1/28/2032	19,889		19,813	18,762
HB AcquisitionCo Pty Ltd (4)(5)(8)(36)	B +	6.50%	11.10%	8/7/2029	AUD	32,211	21,376	22,240
HB AcquisitionCo Pty Ltd (4)(5)(8)(36)	B +	6.50%	11.10%	8/7/2029	AUD	3,579	2,324	2,471
IRB Holding Corp. (8)(24)	SF +	2.50%	6.40%	12/15/2030	9,838		9,885	9,840
LC Ahab US Bidco LLC (7)(25)	SF +	2.50%	6.32%	5/1/2031	10,010		9,884	10,012
Legends Global Holding Co LLC (4)(9)(25)	SF +	5.00%	8.82%	8/22/2031	5,188		5,108	5,136
Legends Global Holding Co LLC (4)(6)(9)(24)	SF +	5.00%	8.90%	8/22/2030	14,733		3,492	3,537
Legends Global Holding Co LLC (4)(9)(25)	SF +	5.00%	8.82%	8/22/2031	75,729		74,300	74,975
ONE Group, LLC (4)(10)(25)	SF +	6.50%	10.32%	5/1/2029	14,270		14,049	13,950
ONE Group, LLC (4)(6)(7)(25)	SF +	6.00%	10.08%	10/31/2028	6,649		2,235	2,145
Pioneer Opco LLC (7)(24)	SF +	3.25%	7.15%	5/15/2033	4,000		3,981	4,014
Raising Cane's Restaurants LLC (7)(24)	SF +	2.00%	5.90%	9/18/2031	4,987		4,967	4,937
Saga Mid Co Limited (4)(5)(10)(32)	SN +	6.25%	10.00%	2/27/2031	GBP	100,868	124,783	137,774
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	30,110	(822)	1,198
Saga Mid Co Limited (4)(5)(6)(10)				2/27/2031	GBP	4,998	(120)	199
Travel Leaders Group, LLC (4)(14)(24)	SF +	6.50%	10.50%	3/27/2028	144,334		143,342	142,938
TWG Sports LLC (4)(10)(25)	SF +	6.50%	10.57%	6/30/2027	62,500		61,801	61,804
Voyager Parent LLC (7)(25)	SF +	4.25%	8.32%	7/1/2032	14,671		14,309	14,708
Whatabrands LLC (7)(24)	SF +	2.75%	6.54%	8/13/2033	9,990		10,003	9,992
Total Hotels, Restaurants & Leisure							702,620	720,672	6.11%

Household Durables
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.88%	6/23/2028	52,403		52,177	43,424
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.88%	6/23/2028	12,558		12,522	10,406
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.88%	6/23/2028	13,901		13,862	11,519
Marcone Group Inc (4)(9)(25)	SF +	7.00% (incl 3.25% PIK)	10.88%	6/23/2028	4,619		4,606	3,828
Total Household Durables							83,167	69,177	0.59%

Independent Power and Renewable Electricity Producers
Dimension Energy LLC (4)(14)(25)	SF +	4.00%	8.07%	2/29/2028	60,064		58,745	58,563
Hamilton Projects Acquiror LLC (7)(24)	SF +	2.50%	6.40%	5/30/2031	19,100		19,061	19,185

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
IP Operations II Investco, LLC (4)(15)(26)	SF +	6.50%	10.35%	6/26/2029	23,013		22,762	22,914
Palmetto TE Borrower LLC (4)(14)(25)	SF +	5.50%	9.57%	11/1/2027	143,004		142,247	143,004
Palmetto TE Borrower LLC (4)(6)(14)				11/1/2027	651		(3)	—
Total Independent Power and Renewable Electricity Producers							242,812	243,666	2.07%

Insurance
Acrisure LLC (7)(24)	SF +	3.00%	6.90%	11/6/2030	18,488		18,481	14,989
Acrisure LLC (7)(24)	SF +	3.25%	7.15%	6/21/2032	2,576		2,571	2,005
Alera Group, Inc. (8)(24)	SF +	2.75%	6.65%	5/30/2032	11,192		11,084	10,935
Alliant Holdings Intermediate, LLC (7)(24)	SF +	2.50%	6.40%	9/19/2031	19,421		19,309	19,319
AmWINS Group Inc (9)(24)	SF +	2.00%	5.90%	1/30/2032	10,040		10,031	9,922
Amynta Agency Borrower Inc (7)(24)	SF +	2.50%	6.40%	12/29/2031	19,890		19,601	19,866
CRC Insurance Group LLC (7)(25)	SF +	2.75%	6.82%	5/6/2031	10,049		10,016	9,889
Galway Borrower LLC (4)(9)(25)	SF +	4.50%	8.57%	9/29/2028	26,793		26,763	26,298
Galway Borrower LLC (4)(6)(9)(25)	SF +	4.50%	8.58%	9/29/2028	1,079		170	152
Global Service GmbH (4)(5)(7)(30)	E +	5.00%	7.43%	4/29/2033	EUR	16,205	18,840	18,057
Global Service GmbH (4)(5)(6)(7)(30)	E +	5.00%	7.61%	4/29/2033	EUR	4,051	603	564
Goosehead Insurance Holdings LLC (4)(5)(7)(25)	SF +	3.00%	7.00%	1/8/2032	10,005		9,998	9,993
Higginbotham Insurance Agency Inc (4)(10)(24)	SF +	4.50%	8.40%	6/11/2031	39,645		39,438	39,645
Higginbotham Insurance Agency Inc (4)(10)(24)	SF +	4.50%	8.40%	6/11/2031	3,624		3,595	3,624
HUB International Ltd (7)		7.25%	7.25%	6/15/2030	10,517		10,517	10,578
HUB International Ltd (7)(25)	SF +	2.25%	5.98%	6/20/2030	11,535		11,464	11,543
Integrity Marketing Acquisition LLC (4)(6)(9)				8/25/2028	299		(1)	(1)
Integrity Marketing Acquisition LLC (4)(9)(25)	SF +	5.00%	8.76%	8/25/2028	62,026		61,838	61,873
Koala Investment Holdings Inc (4)(9)(25)	SF +	4.25%	8.32%	8/29/2032	112,220		111,272	110,048
Koala Investment Holdings Inc (4)(6)(9)				8/29/2032	11,529		(97)	(223)
Koala Investment Holdings Inc (4)(6)(9)(24)	SF +	4.25%	7.93%	8/29/2032	15,805		6,387	6,227
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	2,789	(38)	(89)
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(7)(29)	E +	4.75%	7.34%	2/5/2032	EUR	36,820	37,895	40,879
Netrisk Group Luxco 4 S.A.R.L. (4)(5)(6)(7)				2/5/2032	EUR	6,694	(102)	(148)
OneDigital Borrower LLC (8)(24)	SF +	3.00%	6.90%	7/2/2031	14,550		14,505	14,399
Pareto Health Intermediate Holdings, Inc. (4)(6)(10)				6/1/2029	4,032		(54)	—
Pareto Health Intermediate Holdings, Inc. (4)(10)(25)	SF +	5.00%	9.07%	6/1/2030	79,525		78,638	79,525
Summit Acquisition Inc. (7)(24)	SF +	3.50%	7.40%	10/16/2031	17,282		17,219	17,339
Trucordia Insurance Services LLC (7)(25)	SF +	3.25%	7.32%	6/17/2032	6,846		6,832	6,358
USI Inc (7)(25)	SF +	2.25%	6.32%	9/29/2030	12,646		12,633	12,655
USI Inc (7)(25)	SF +	2.25%	6.32%	11/21/2029	1,890		1,890	1,891
Total Insurance							561,298	558,112	4.73%

Interactive Media & Services
Arches Buyer Inc (7)(24)	SF +	4.25%	8.15%	8/4/2031	9,940		9,795	9,738
Aurelia Netherlands Midco 2 B.V. (4)(5)(7)(29)	E +	4.75%	7.18%	5/29/2031	EUR	125,373	137,991	139,538
Cadillac Bidco S.À R.L. (4)(5)(7)(31)	E +	4.75%	6.93%	2/28/2033	EUR	43,415	51,069	48,420
Kid Distro Holdings LLC (4)(9)(25)	SF +	5.50%	9.57%	8/27/2033	58,036		57,170	57,251
Kid Distro Holdings LLC (4)(6)(9)				8/27/2033	5,666		(84)	(77)
Total Interactive Media & Services							255,941	254,870	2.16%

IT Services
Delta Topco, Inc. (7)(25)	SF +	2.75%	6.59%	11/30/2029	18,860		18,822	18,477
GovCIO Buyer Company (4)(9)(24)	SF +	4.75%	8.65%	7/9/2031	126,693		125,144	124,002

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	6.98%	11/19/2032	EUR	39,880	45,750	45,160
Hostinger Investments Sarl (4)(5)(7)(28)	E +	4.75%	7.21%	11/19/2032	EUR	119,640	136,061	135,480
Mediaocean LLC (8)(24)	SF +	3.50%	7.50%	12/15/2028	6,702		6,699	6,631
Meralm Bidco AB (4)(5)(8)(30)	E +	6.50% (incl 2.00% PIK)	9.26%	8/29/2031	EUR	34,362	37,650	32,013
Meralm Bidco AB (4)(5)(8)(23)	SF +	6.50% (incl 2.00% PIK)	10.41%	8/29/2031	14,328		14,184	11,788
Meralm Bidco AB (4)(5)(8)(42)	ST +	6.50% (incl 2.00% PIK)	8.74%	8/29/2031	SEK	432,594	41,822	35,518
Meralm Bidco AB (4)(5)(8)(40)	N +	6.50% (incl 2.00% PIK)	11.29%	8/29/2031	NOK	275,538	25,792	23,546
Meralm Bidco AB (4)(5)(8)(30)	E +	9.50%	12.26%	8/29/2031	EUR	50,140	54,965	51,447
Meralm Bidco AB (4)(5)(6)(8)				8/29/2031	EUR	5,188	(73)	(1,042)
Total IT Services							506,816	483,020	4.09%

Life Sciences Tools & Services
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.40%	9/15/2031	119,053		118,631	119,053
Advarra Holdings, Inc. (4)(10)(24)	SF +	4.50%	8.40%	9/15/2031	64,176		63,373	64,176
Advarra Holdings, Inc. (4)(9)(24)	SF +	4.50%	8.40%	9/15/2031	13,869		13,811	13,869
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	9.01%	9/30/2030	2,685		2,665	2,589
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	9.01%	9/30/2030	2,698		2,678	2,602
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	9.01%	9/30/2030	77,854		76,568	75,063
Bamboo US BidCo LLC (4)(6)(10)(24)	SF +	5.25%	9.15%	10/1/2029	21,254		7,121	6,840
Bamboo US BidCo LLC (4)(10)(25)	SF +	5.25%	9.01%	9/30/2030	14,486		14,219	13,967
Bamboo US BidCo LLC (4)(10)(29)	E +	5.25%	7.81%	9/30/2030	EUR	62,028	64,533	67,663
Cambrex Corporation (4)(9)(24)	SF +	4.75%	8.65%	3/8/2032	31,938		31,690	31,358
Cambrex Corporation (4)(6)(9)(24)	SF +	4.75%	8.52%	3/8/2032	5,648		1,408	1,350
Cambrex Corporation (4)(9)(24)	SF +	4.75%	8.65%	3/8/2032	4,779		4,739	4,692
PerkinElmer U.S. LLC (4)(10)(25)	SF +	4.50%	8.31%	3/13/2029	20,528		20,454	20,391
PerkinElmer U.S. LLC (4)(10)(25)	SF +	4.50%	8.31%	3/13/2029	240,859		238,209	239,255
Phantom Purchaser Inc (4)(9)(25)	SF +	4.75%	8.82%	9/19/2031	94,797		94,053	93,795
Phantom Purchaser Inc (4)(6)(9)				9/19/2031	15,545		(122)	(164)
WCG Intermediate Corp (7)(24)	SF +	2.75%	6.65%	2/25/2032	7,036		7,036	7,031
Total Life Sciences Tools & Services							761,066	763,530	6.47%

Machinery
LSF12 Donnelly Bidco, LLC (4)(10)(24)	SF +	6.50%	10.40%	10/2/2029	18,363		18,133	18,363
Lsf12 Helix Parent LLC (7)(24)	SF +	3.00%	6.90%	2/10/2033	17,352		16,912	17,373
Radwell Parent, LLC (4)(9)(25)	SF +	4.75%	8.82%	4/2/2029	142,074		140,377	141,580
Radwell Parent, LLC (4)(6)(9)(25)	SF +	4.75%	8.82%	4/3/2028	13,271		1,234	1,298
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.82%	12/27/2031	8,731		4,510	4,118
Rotation Buyer, LLC (4)(9)(25)	SF +	4.75%	8.82%	12/27/2031	65,542		65,052	62,113
Rotation Buyer, LLC (4)(6)(9)(25)	SF +	4.75%	8.52%	12/27/2031	16,998		4,041	3,295
Time Manufacturing Holdings LLC (4)(6)(9)(24)	SF +	6.50%	10.50%	12/1/2027	1,001		996	824
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.96%	12/1/2027	EUR	4,732	4,979	4,394
Time Manufacturing Holdings LLC (4)(9)(29)	E +	6.50%	8.96%	12/1/2027	EUR	8,333	9,376	7,738
Time Manufacturing Holdings LLC (4)(9)(25)	SF +	6.50%	10.47%	12/1/2027	12,013		11,961	9,902
TK Elevator US Newco Inc (5)(8)(26)	SF +	2.75%	6.70%	4/30/2030	14,806		14,701	14,880
Total Machinery							292,272	285,878	2.42%

Media
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.82%	3/14/2029	50,393		50,024	50,288

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.82%	3/14/2028	13,795		7,422	7,479
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.82%	3/14/2029	11,683		11,606	11,658
2080 Media, Inc. (4)(9)(25)	SF +	4.75%	8.82%	3/14/2029	9,907		9,846	9,887
2080 Media, Inc. (4)(6)(9)(25)	SF +	4.75%	8.51%	3/14/2029	23,714		10,246	10,383
Arc Media Holdings Limited (4)(5)(10)(25)	SF +	7.25%	11.22%	10/29/2027	39,831		39,614	39,831
Arc Media Holdings Limited (4)(5)(6)(10)(25)	SF +	7.25%	11.22%	10/29/2027	2,766		2,599	2,614
AS1 Sports Bidco Ltd (4)(5)(8)(29)	E +	5.50%	7.81%	4/9/2033	EUR	17,406	20,170	19,892
AS1 Sports Bidco Ltd (4)(5)(6)(8)(29)	E +	5.50%	7.99%	4/9/2033	EUR	2,785	1,872	1,921
Law Business Research Inc. (4)(5)(8)(26)	SF +	5.23%	8.89%	5/19/2031	33,214		32,622	33,020
LOCI Bidco Limited (4)(5)(8)(32)	SN +	5.23%	8.98%	5/19/2031	GBP	52,719	65,878	69,501
LOCI Bidco Limited (4)(5)(8)(26)	SF +	5.23%	9.20%	5/19/2031	8,667		8,524	8,616
Total Media							260,423	265,090	2.25%

Metals & Mining
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.32%	7/31/2029	116,011		113,119	101,869
Alchemy US Holdco 1 LLC (4)(10)(29)	E +	6.50%	8.96%	7/31/2029	EUR	24,478	25,835	24,148
Alchemy US Holdco 1 LLC (4)(10)(25)	SF +	6.50%	10.32%	7/31/2029	1,268		1,237	1,113
Alro Steel Corp (4)(7)(24)	SF +	3.50%	7.41%	10/3/2033	2,339		2,327	2,339
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.90%	4/10/2029	50,726		50,078	49,569
BLY US Holdings Inc. (4)(5)(10)(25)	SF +	6.00%	9.90%	4/10/2029	13,664		13,403	13,352
Star Holding LLC (7)(24)	SF +	4.50%	8.40%	7/31/2031	4,211		4,194	4,218
Total Metals & Mining							210,193	196,608	1.67%

Mortgage Real Estate Investment Trusts (REITs)
Blackstone Mortgage Trust, Inc. (5)(7)(24)	SF +	2.50%	6.40%	12/19/2032	2,992		2,992	2,989
Total Mortgage Real Estate Investment Trusts (REITs)							2,992	2,989	0.03%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(7)		13.50% (incl 6.35% PIK)	13.50%	4/26/2029	965		952	946
Total Oil, Gas & Consumable Fuels							952	946	0.01%

Passenger Airlines
American Airlines Inc (5)(7)(25)	SF +	3.00%	6.76%	5/29/2033	6,068		6,038	6,037
Total Passenger Airlines							6,038	6,037	0.05%

Personal Care Products
MRO Maryruth LLC (4)(7)(25)	SF +	3.75%	7.82%	9/30/2030	45,387		45,158	45,387
MRO Maryruth LLC (4)(9)(25)	SF +	4.75%	8.82%	9/30/2031	17,870		17,739	17,870
Parfums Holding Company, Inc. (4)(10)(25)	SF +	5.00%	9.07%	6/27/2030	109,464		108,782	109,464
Parfums Holding Company, Inc. (4)(6)(10)				6/27/2029	9,034		(49)	—
Total Personal Care Products							171,630	172,721	1.46%

Pharmaceuticals
Amneal Pharmaceuticals LLC (5)(8)(24)	SF +	2.50%	6.40%	8/1/2032	7,742		7,725	7,785
Atlas Borrower, LLC (4)(8)(25)	SF +	4.25%	8.32%	9/4/2032	72,086		71,475	72,086
Atlas Borrower, LLC (4)(6)(8)				9/4/2032	15,234		(129)	—
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	11.07%	3/14/2030	221,104		218,050	211,561
Azurity Pharmaceuticals Inc (4)(10)(25)	SF +	7.00%	11.07%	3/14/2030	20,537		20,254	19,651
Endo Finance Holdings Inc (8)(24)	SF +	3.75%	7.65%	4/23/2031	9,945		9,898	9,974

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Gusto Aus Bidco Pty Ltd (4)(5)(8)(36)	B +	4.75%	9.27%	11/15/2031	AUD	243,533	156,252	169,085
Gusto Aus Bidco Pty Ltd (4)(5)(6)(8)				11/15/2031	AUD	24,086	(94)	—
Total Pharmaceuticals							483,431	490,142	4.15%

Professional Services
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.75%	8.65%	6/3/2031	110,518		109,400	109,384
Baker Tilly Advisory Group, LP (4)(9)(24)	SF +	4.25%	8.15%	6/3/2031	26,803		26,593	26,508
Baker Tilly Advisory Group, LP (4)(6)(9)(25)	SF +	4.25%	8.00%	6/3/2030	27,686		17,552	17,522
Captive Resources Midco LLC (4)(6)(9)				7/3/2028	7,558		(44)	—
Captive Resources Midco LLC (4)(9)(24)	SF +	4.50%	8.40%	7/2/2029	86,036		85,386	86,036
Chartis Group LLC (4)(9)(25)	SF +	4.25%	8.32%	9/17/2031	76,347		75,806	76,347
Chartis Group LLC (4)(6)(9)				9/17/2031	14,716		(103)	—
Chartis Group LLC (4)(6)(9)(25)	SF +	4.25%	8.32%	9/17/2031	14,340		4,131	4,250
Citrin Cooperman Advisors LLC (7)(25)	SF +	3.00%	7.07%	4/1/2032	14,334		14,201	14,179
CohnReznick Advisory LLC (7)(25)	SF +	3.25%	6.98%	3/31/2032	11,545		11,499	11,467
Grant Thornton Advisors Holdings LLC (7)(24)	SF +	2.75%	6.65%	6/2/2031	14,977		14,977	14,425
Guidehouse Inc. (4)(9)(24)	SF +	4.75%	8.65%	12/16/2030	189,470		188,136	178,528
IG Investments Holdings, LLC (4)(6)(13)				9/22/2028	10,221		(53)	—
IG Investments Holdings, LLC (4)(9)(25)	SF +	5.00%	8.82%	9/22/2028	82,978		82,757	82,978
IRI Group Holdings, Inc. (4)(9)(24)	SF +	4.25%	8.15%	12/1/2029	195,856		194,760	195,856
IRI Group Holdings, Inc. (4)(6)(13)				12/1/2028	19,562		(91)	—
Isotope Finco 2 LLC (5)(7)(24)	SF +	2.50%	6.41%	9/23/2033	4,421		4,410	4,432
Isotope Finco 2 LLC (5)(6)(7)				9/23/2033	707		(2)	2
Planet US Buyer LLC (5)(7)(25)	SF +	3.00%	6.77%	2/7/2031	7,331		7,320	7,354
Railpros Parent LLC (4)(9)(25)	SF +	4.25%	8.01%	5/24/2032	23,355		23,167	23,355
Railpros Parent LLC (4)(6)(9)				5/24/2032	3,832		(31)	—
Sedgwick Claims Management Services Inc (7)(24)	SF +	2.50%	6.40%	7/31/2031	18,728		18,605	18,657
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.50%	8.67%	9/13/2028	39,663		39,373	39,663
Spirit RR Holdings, Inc. (4)(6)(9)				9/13/2028	3,579		(25)	—
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.76%	8.93%	9/13/2028	5,566		5,528	5,566
Spirit RR Holdings, Inc. (4)(9)(25)	SF +	4.76%	8.93%	9/13/2028	2,948		2,931	2,948
YA Intermediate Holdings II LLC (4)(9)(25)	SF +	5.00%	9.07%	10/1/2031	44,399		44,241	44,120
YA Intermediate Holdings II LLC (4)(6)(9)(25)	SF +	5.00%	8.73%	10/1/2031	13,710		4,255	4,260
YA Intermediate Holdings II LLC (4)(6)(9)(26)	SF +	5.00%	9.26%	10/1/2031	9,750		6,758	6,731
Total Professional Services							981,437	974,568	8.26%

Real Estate Management & Development
Associations Inc. (4)(10)(25)	SF +	6.50%	10.52%	7/3/2028	51,847		51,825	51,848
Associations Inc. (4)(6)(10)				7/3/2028	3,459		(1)	—
Total Real Estate Management & Development							51,824	51,848	0.44%

Semiconductors & Semiconductor Equipment
Altar Bidco Inc (8)(27)	SF +	3.35%	6.86%	2/1/2029	8,622		8,597	8,652
CoreWeave Financing DDTL V LLC (7)(23)	SF +	4.50%	8.37%	11/17/2031	1,432		1,418	1,444
CoreWeave Financing DDTL V-V LLC (6)(7)(24)	SF +	5.50%	9.26%	9/1/2031	3,699		2,103	2,243
RD Michigan Property Owner I LLC (7)		7.50%	7.50%	3/30/2045	2,465		2,435	2,266
TechInsights Inc (4)(5)(10)(22)(25)	SF +	5.80%	10.02%	11/9/2030	2,481		2,470	2,481
TechInsights Inc (4)(5)(10)(22)(25)	SF +	5.80%	10.02%	11/9/2030	955		951	955
TechInsights Inc (4)(5)(6)(10)				11/9/2030	21,537		(254)	7
Total Semiconductors & Semiconductor Equipment							17,720	18,048	0.15%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Software
Armstrong Bidco Limited (4)(5)(7)(32)	SN +	5.00%	8.73%	6/28/2029	GBP	67,987	82,022	89,455
Armstrong Bidco Limited (4)(5)(7)(32)	SN +	5.00%	8.73%	6/28/2029	GBP	35,471	41,682	46,672
Artifact Bidco, Inc. (4)(8)(25)	SF +	4.15%	8.22%	7/26/2031	42,796		42,501	42,796
Artifact Bidco, Inc. (4)(6)(8)				7/26/2031	5,777		(49)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	5,443		(35)	—
Artifact Bidco, Inc. (4)(6)(8)				7/26/2030	2,562		(16)	—
Artisan Bidco, Inc. (4)(10)(29)	E +	7.00%	9.31%	11/7/2029	EUR	18,102	19,112	19,516
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.74%	11/7/2029	38,900		38,397	37,140
Artisan Bidco, Inc. (4)(6)(10)(25)	SF +	7.00%	10.73%	11/7/2029	6,000		5,323	5,129
Artisan Bidco, Inc. (4)(10)(25)	SF +	7.00%	10.74%	11/7/2029	983		976	938
Auditboard, Inc. (4)(6)(9)				7/14/2031	30,286		(207)	(723)
Auditboard, Inc. (4)(9)(25)	SF +	5.50% (incl 3.00% PIK)	9.57%	7/14/2031	149,748		148,734	146,173
Auditboard, Inc. (4)(9)(25)	SF +	5.50% (incl 3.00% PIK)	9.57%	7/14/2031	71,309		70,765	69,606
Auditboard, Inc. (4)(9)(25)	SF +	5.50% (incl 3.00% PIK)	9.57%	7/14/2031	9,183		9,125	8,964
Avalara, Inc. (7)(25)	SF +	2.50%	6.57%	3/26/2032	13,192		13,134	12,930
BMC Software Inc. (7)(25)	SF +	2.75%	6.51%	7/30/2031	2,955		2,929	2,799
Boreal Bidco (4)(5)(7)(29)	E +	7.00% (incl 4.00% PIK)	9.59%	1/26/2032	EUR	52,720	56,087	57,964
Bottomline Technologies, Inc. (4)(6)(9)				5/15/2028	385		(1)	(2)
Central Parent LLC (7)(25)	SF +	3.25%	7.32%	7/6/2029	18,245		18,211	12,726
Cloud Software Group LLC (7)		6.50%	6.50%	3/31/2029	7,740		7,235	7,554
Cloud Software Group LLC (7)(25)	SF +	3.25%	7.32%	8/13/2032	13,860		13,860	13,171
Cloud Software Group LLC (7)(25)	SF +	3.25%	7.32%	3/21/2031	4,717		4,717	4,488
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	9.07%	2/27/2030	72,886		72,052	72,886
Coupa Holdings, LLC (4)(6)(9)(25)	SF +	5.25%	9.07%	2/27/2029	6,211		4,078	4,141
Coupa Holdings, LLC (4)(9)(25)	SF +	5.25%	9.07%	2/27/2030	6,641		6,558	6,641
DigiCert Inc (4)(9)(24)	SF +	5.75%	9.65%	7/30/2030	325,821		322,078	315,550
DigiCert Inc (4)(9)(22)(24)	SF +	6.61%	10.51%	7/30/2030	1,980		1,957	1,917
DigiCert Inc (4)(6)(9)				7/30/2030	35,060		(403)	(1,105)
EasyPark Strategy AB (4)(5)(8)(26)	SF +	4.75%	8.60%	12/19/2030	45,577		45,094	45,349
EasyPark Strategy AB (4)(5)(8)(40)	N +	4.75%	9.58%	12/19/2030	NOK	234,246	20,274	24,210
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	7.35%	12/19/2030	EUR	74,735	76,735	84,207
EasyPark Strategy AB (4)(5)(8)(32)	SN +	4.75%	8.52%	12/19/2031	GBP	29,019	35,747	38,289
EasyPark Strategy AB (4)(5)(8)(30)	E +	4.75%	7.35%	12/19/2030	EUR	8,569	9,908	9,655
Edition Holdings Inc (4)(9)(24)	SF +	4.50%	8.40%	12/20/2032	69,057		68,826	67,937
Edition Holdings Inc (4)(6)(9)				12/20/2032	6,754		(24)	(110)
Edition Holdings Inc (4)(6)(9)				12/20/2032	6,722		(22)	(109)
Einstein Parent Inc (4)(9)(25)	SF +	5.25%	8.98%	1/22/2031	87,915		86,652	86,399
Einstein Parent Inc (4)(6)(9)				1/22/2031	9,745		(140)	(168)
Elements Finco Limited (4)(5)(7)(32)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	27,063	33,870	34,177
Elements Finco Limited (4)(5)(7)(32)	SN +	5.25% (incl 2.25% PIK)	8.98%	4/29/2031	GBP	40,336	50,185	50,937
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	9.15%	4/29/2031	8,438		8,385	8,031
Elements Finco Limited (4)(5)(7)(24)	SF +	5.25% (incl 2.25% PIK)	9.15%	4/29/2031	7,023		6,979	6,684
Elements Finco Limited (4)(5)(7)(32)	SN +	5.50% (incl 2.50% PIK)	9.23%	4/29/2031	GBP	12,132	15,179	15,321

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Espresso Bidco Inc. (4)(9)(25)	SF +	5.25%	9.32%	3/25/2032	50,349		49,781	48,473
Espresso Bidco Inc. (4)(6)(9)				3/25/2032	6,370		(75)	(237)
Espresso Bidco Inc. (4)(6)(9)(25)	SF +	5.25%	9.32%	3/25/2032	10,051		9,123	8,875
Flexera Software LLC (4)(8)(28)	E +	4.75%	7.23%	8/15/2032	EUR	65,335	76,314	71,276
Flexera Software LLC (4)(8)(25)	SF +	4.75%	8.48%	8/15/2032	186,877		186,484	181,345
Flexera Software LLC (4)(6)(8)				8/15/2032	16,806		(35)	(497)
Huskies Parent Inc (4)(9)(25)	SF +	6.00% (incl 0.50% PIK)	9.97%	11/5/2029	24,533		24,383	22,437
Huskies Parent Inc (4)(9)(25)	SF +	6.00%	9.97%	11/5/2029	1,043		1,028	954
Huskies Parent Inc (4)(6)(9)(25)	SF +	5.50%	9.47%	11/5/2029	1,000		54	(29)
ION Platform Finance US Inc (7)(25)	SF +	3.75%	7.82%	10/7/2032	9,853		9,767	7,626
Kaseya Inc (7)(25)	SF +	3.25%	7.07%	3/22/2032	20,161		20,068	16,877
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.25%	7/23/2031	111,149		110,386	109,535
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.25%	7/23/2031	6,523		6,476	6,428
Kona Buyer LLC (4)(9)(25)	SF +	4.50%	8.25%	7/23/2031	1,835		1,823	1,809
Kona Buyer LLC (4)(6)(9)				7/23/2031	42,257		(200)	(614)
Kona Buyer LLC (4)(6)(9)(25)	SF +	4.50%	8.26%	6/27/2032	22,559		2,277	2,089
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	4/25/2031	72,628		71,829	71,113
Kpler Finance SA (4)(5)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	4/25/2031	72,628		71,829	71,113
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.00%	10.68%	10/25/2030	20,000		17,777	17,606
Kpler Finance SA (4)(5)(6)(8)(26)	SF +	7.25% (incl 3.88% PIK)	10.93%	10/25/2030	20,090		5,836	5,693
Kryptona Bidco US, LLC (4)(6)(9)				12/18/2031	16,244		(242)	(260)
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.73%	12/18/2031	146,596		144,532	144,254
Kryptona Bidco US, LLC (4)(7)(30)	E +	5.75% (incl 3.13% PIK)	8.72%	12/18/2031	EUR	36,394	37,430	40,546
Kryptona Bidco US, LLC (4)(7)(30)	E +	5.75% (incl 3.13% PIK)	8.72%	12/18/2031	EUR	10,546	12,093	11,749
Kryptona Bidco US, LLC (4)(9)(25)	SF +	5.75% (incl 3.13% PIK)	9.73%	12/18/2031	36,229		35,907	35,650
McAfee Corp (8)(24)	SF +	3.00%	6.90%	3/1/2029	5,843		5,781	5,360
Medallia Inc (4)(9)(26)	SF +	5.00%	8.98%	10/29/2031	4,405		4,405	4,405
Medallia Inc (4)(9)(26)	SF +	5.00%	8.98%	10/29/2031	19,089		19,089	19,089
Mitchell International Inc (8)(24)	SF +	3.00%	6.91%	6/17/2031	9,801		9,767	9,644
OEConnection LLC (8)(24)	SF +	4.50%	8.40%	12/23/2032	97,729		97,126	98,096
OEConnection LLC (6)(8)				12/23/2032	10,640		(50)	40
OEConnection LLC (6)(8)				12/23/2032	11,376		(68)	43
Omega II AB (4)(5)(6)(7)				6/18/2032	SEK	255,591	(120)	75
Omega II AB (4)(5)(7)(41)	ST +	4.25%	6.29%	6/18/2032	SEK	943,460	97,230	94,433
Prism Parent Co., Inc. (4)(9)(24)	SF +	5.00%	8.89%	9/19/2028	38,881		38,620	38,675
Project Alpha Intermediate Holding Inc (8)(25)	SF +	3.25%	7.32%	10/26/2030	23,810		23,609	16,829
Proofpoint, Inc. (8)(25)	SF +	4.50%	8.57%	8/31/2030	18,810		18,341	18,892
QBS Parent Inc (4)(9)(25)	SF +	4.50%	8.57%	6/3/2032	36,573		36,437	35,992
QBS Parent Inc (4)(6)(9)				6/3/2032	3,820		(14)	(61)
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.90%	10/1/2027	7,105		7,080	7,105
Quail Buyer, Inc. (4)(9)(25)	SF +	5.00%	8.90%	10/1/2027	22,798		22,696	22,798
Red Planet Borrower, LLC (8)(24)	SF +	3.75%	7.65%	9/8/2032	4,236		4,200	4,254
Riley MergeCo LLC (4)(6)(10)(22)				9/23/2027	197		(1)	(19)
Riley MergeCo LLC (4)(10)(22)(24)	SF +	7.51%	11.52%	9/23/2027	1,770		1,763	1,600
Rocket Software Inc (8)(24)	SF +	3.75%	7.65%	11/28/2028	12,044		11,874	12,045

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Severin Acquisition LLC (4)(9)(24)	SF +	4.75%	8.65%	10/1/2031	307,925		305,816	296,270
Severin Acquisition LLC (4)(6)(9)				10/1/2031	44,454		(317)	(1,708)
Severin Acquisition LLC (4)(6)(9)(24)	SF +	4.75%	8.65%	10/1/2031	63,239		17,611	15,741
Shackleton Lower JVCO ULC (4)(5)(9)(38)	C +	4.50%	6.78%	11/5/2032	CAD	34,297	24,099	23,058
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	12,757	(85)	(385)
Shackleton Lower JVCO ULC (4)(5)(6)(9)				11/5/2032	CAD	4,649	(29)	(140)
SI Swan UK Bidco Ltd (4)(5)(7)(25)	SF +	4.25%	8.20%	12/16/2032	45,707		45,504	45,707
SI Swan UK Bidco Ltd (4)(5)(6)(7)				12/16/2032	10,845		(51)	—
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.26%	7/23/2031	24,302		24,107	23,949
Skywalker Purchaser, LLC (4)(9)(25)	SF +	4.50%	8.26%	7/23/2031	27,288		27,166	26,892
Smarsh Inc. (4)(6)(9)(25)	SF +	5.00%	9.07%	2/16/2029	2,143		462	334
Smarsh Inc. (4)(9)(25)	SF +	5.00%	9.07%	2/16/2029	22,500		22,353	21,014
Smarsh Inc. (4)(6)(9)(24)	SF +	5.00%	8.82%	2/16/2029	3,214		1,569	1,373
Smarsh Inc. (4)(6)(9)				2/16/2029	2,143		(13)	(142)
Spark Bidco Ltd (4)(5)(7)(25)	SF +	4.75%	8.48%	10/8/2032	76,419		75,762	73,077
Spark Bidco Ltd (4)(5)(7)(36)	B +	4.75%	9.22%	10/8/2032	AUD	23,695	15,479	15,777
Spark Bidco Ltd (4)(5)(6)(7)				10/8/2032	17,517		(151)	(766)
Spark US Bidco, Inc. (4)(7)(25)	SF +	4.75%	8.48%	10/8/2032	26,258		26,032	25,110
Stack Sports Buyer, LLC (4)(9)(27)	SF +	5.25%	8.72%	3/31/2031	124,863		123,477	124,554
Stack Sports Buyer, LLC (4)(9)(25)	SF +	5.25%	9.02%	3/31/2031	27,389		27,048	27,322
Stack Sports Buyer, LLC (4)(6)(9)				3/31/2031	21,553		(242)	(53)
Technology Growth Capital Pty Ltd (4)(5)(10)(25)	SF +	6.50%	10.23%	7/2/2030	30,127		29,609	29,469
Trading Technologies International Inc (4)(8)(25)	SF +	5.00%	8.82%	11/4/2032	90,333		90,235	89,430
Trading Technologies International Inc (4)(8)(25)	SF +	5.00%	8.82%	11/4/2032	30,111		30,078	29,810
Trading Technologies International Inc (4)(6)(8)				11/4/2032	23,643		(26)	(236)
Tricentis Operations Holdings Inc (4)(9)(25)	SF +	6.00% (incl 3.25% PIK)	9.74%	2/11/2032	134,101		133,138	130,321
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	18,650		(165)	(526)
Tricentis Operations Holdings Inc (4)(6)(9)				2/11/2032	19,449		(149)	(548)
TriMech Acquisition Corp. (4)(10)(25)	SF +	4.75%	8.82%	3/10/2028	19,379		19,305	19,379
TriMech Acquisition Corp. (4)(10)(33)	SN +	4.75%	8.66%	3/10/2028	GBP	35,240	42,975	46,731
TriMech Acquisition Corp. (4)(6)(14)				3/10/2028	3,289		(15)	—
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.25% (incl 1.25% PIK)	11.06%	4/5/2029	19,110		18,966	15,933
User Zoom Technologies, Inc. (4)(9)(25)	SF +	7.75% (incl 1.75% PIK)	11.59%	4/5/2029	1,544		1,521	1,304
WorkWave Intermediate II, LLC (4)(9)(25)	SF +	5.75%	9.79%	9/30/2032	88,493		87,741	85,906
WorkWave Intermediate II, LLC (4)(6)(9)				9/30/2032	11,593		(99)	(332)
Zendesk Inc (4)(9)(25)	SF +	5.00%	9.03%	11/22/2028	23,843		23,638	23,576
Zendesk Inc (4)(9)(25)	SF +	5.00%	9.03%	11/22/2028	147,893		146,842	146,235
Zendesk Inc (4)(6)(9)				11/22/2028	17,940		(128)	(201)
Zendesk Inc (4)(9)(25)	SF +	5.00%	9.03%	11/22/2028	12,515		12,515	12,374
Total Software							4,102,458	4,056,850	34.38%

Specialty Retail
Constellation Automotive Limited (4)(5)(7)(29)	E +	5.00%	7.25%	4/3/2031	EUR	18,107	20,859	20,504
Constellation Automotive Limited (4)(5)(7)(32)	SN +	5.00%	8.75%	3/21/2031	GBP	43,803	58,919	58,087
Foundation Automotive Corp (4)(5)(10)(18)(25)	SF +	7.75% PIK		12/27/2027	3,842		2,711	674
Foundation Automotive US Corp (4)(10)(18)(25)	SF +	7.75% PIK		12/27/2027	4,201		2,867	737
Foundation Automotive US Corp (4)(10)(18)(25)	SF +	7.75% PIK		12/27/2027	1,171		875	206
Foundation Automotive US Corp (4)(6)(10)(18)(25)	SF +	7.75% PIK		12/27/2027	840		171	(366)
Great Outdoors Group, LLC (9)(24)	SF +	3.25%	7.15%	1/23/2032	13,386		13,335	13,439

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.97%	4/28/2028	28,667		28,473	28,179
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.97%	4/28/2028	25,481		25,224	25,048
Knitwell Borrower LLC (4)(10)(25)	SF +	7.75%	11.97%	4/28/2028	67,440		66,991	66,293
Petco Health & Wellness Co Inc (5)(7)(25)	SF +	4.25%	8.32%	2/3/2031	5,000		5,013	5,013
PetSmart LLC (7)(24)	SF +	4.00%	7.90%	8/18/2032	16,654		16,514	16,696
Staples, Inc. (8)(25)	SF +	5.75%	9.56%	9/4/2029	11,041		10,750	10,543
The Michaels Companies, Inc. (7)(25)	SF +	5.00%	9.07%	3/15/2033	20,120		19,749	20,157
Wand Newco 3, Inc. (7)(24)	SF +	2.50%	6.40%	1/30/2031	9,322		9,292	9,290
Total Specialty Retail							281,743	274,500	2.33%

Textiles, Apparel & Luxury Goods
S&S Holdings LLC (8)(24)	SF +	5.00%	8.90%	10/1/2031	11,760		11,631	11,503
Total Textiles, Apparel & Luxury Goods							11,631	11,503	0.10%

Trading Companies & Distributors
Atlas Intermediate III LLC (4)(6)(10)(24)	SF +	7.75%	11.65%	10/31/2029	13,445		4,668	4,297
Atlas Intermediate III LLC (4)(10)(25)	SF +	7.75%	11.57%	10/31/2029	121,526		120,087	116,618
EIS Legacy Holdco, LLC (4)(9)(25)	SF +	4.50%	8.26%	11/5/2031	60,139		59,702	60,139
EIS Legacy Holdco, LLC (4)(6)(9)(25)	SF +	4.50%	8.26%	11/5/2031	21,095		18,775	18,942
EIS Legacy Holdco, LLC (4)(6)(9)				11/5/2030	13,000		(89)	—
W3 TopCo LLC (4)(10)(25)	SF +	7.50% (incl 1.00% PIK)	11.24%	3/22/2029	57,402		56,281	43,051
Total Trading Companies & Distributors							259,424	243,047	2.06%

Transportation Infrastructure
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	9.24%	8/22/2031	EUR	23,823	27,448	26,435
Tikehau Motion Midco SARL (4)(5)(7)(30)	E +	6.50%	9.24%	8/22/2031	EUR	51,456	59,335	57,098
Tikehau Motion Midco SARL (4)(5)(6)(7)				8/22/2031	EUR	38,175	(812)	(869)
Total Transportation Infrastructure							85,971	82,664	0.70%

Wireless Telecommunication Services
CCI Buyer, Inc. (4)(6)(9)				5/13/2032	18,017		(145)	(286)
CCI Buyer, Inc. (4)(9)(25)	SF +	5.00%	9.07%	5/13/2032	220,248		218,479	216,747
Total Wireless Telecommunication Services							218,334	216,461	1.83%
Total First Lien Debt							$21,214,764	$21,044,570	178.39%

Second Lien Debt
Professional Services
Sedgwick Claims Management Services Inc (4)(7)(25)	SF +	5.00%	8.76%	7/30/2032		$25,000	$24,815	$24,845
Total Professional Services							24,815	24,845	0.21%
Total Second Lien Debt							$24,815	$24,845	0.21%

Other Secured Debt
Asset Based Lending and Fund Finance
Inflexion BFVI Financing Limited (4)(5)(7)(32)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	23,060	$30,306	$30,199
Inflexion BFVI Financing Limited (4)(5)(7)(32)	SN +	4.50% PIK	8.23%	4/30/2030	GBP	20,781	27,930	27,214
TPG VIII Merlin New Holdings I, L.P. (4)(5)(10)(25)	SF +	6.50%	10.23%	3/15/2027	15,353		15,306	15,310
Total Asset Based Lending and Fund Finance							73,542	72,723	0.62%

Entertainment
Chord Searchlight, L.P (4)(5)(10)(25)	SF +	6.25%	10.07%	7/16/2030	82,516		81,516	81,389

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Chord Searchlight, L.P (4)(5)(6)(10)				7/16/2030	55,274		(829)	(755)
Total Entertainment							80,687	80,634	0.68%

Hotels, Restaurants & Leisure
Iris Capital Holdings Pty Ltd (4)(5)(10)(35)	B +	5.50%	10.24%	5/11/2029	AUD	30,980	21,899	21,233
Iris Capital Holdings Pty Ltd (4)(5)(10)(35)	B +	5.50%	10.24%	5/11/2029	AUD	10,327	7,300	7,078
Iris Capital Holdings Pty Ltd (4)(5)(10)(36)	B +	5.50%	10.10%	5/11/2029	AUD	123,918	87,451	84,931
Iris Capital Holdings Pty Ltd (4)(5)(6)(10)				5/11/2029	AUD	15,490	(105)	(138)
Total Hotels, Restaurants & Leisure							116,545	113,104	0.96%
Total Other Secured Debt							$270,774	$266,461	2.26%

Unsecured Debt
Building Products
Rhaegal Holdco B.V. (4)(5)(7)(18)		12.00% (incl 11.98% PIK)		8/31/2029	EUR	28,167	$26,184	$4,173
Total Building Products							26,184	4,173	0.04%

Electric Utilities
Talen Energy Supply LLC (7)		6.13%	6.13%	5/1/2031	12,850		12,850	12,478
Talen Energy Supply LLC (7)		6.38%	6.38%	5/1/2033	4,280		4,280	4,066
Total Electric Utilities							17,130	16,544	0.14%

Health Care Providers & Services
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	411		408	340
VetCor Group Holdings LLC (4)(7)		13.75% PIK	13.75%	9/3/2030	1,303		1,294	1,078
VetCor Group Holdings LLC (4)(7)		14.75% PIK	14.75%	9/3/2030	358		355	306
Total Health Care Providers & Services							2,057	1,724	0.01%

Insurance
Global Bidco GmbH (4)(5)(7)(30)	E +	7.75% PIK	10.18%	4/28/2034	EUR	1,558	1,803	1,728
Total Insurance							1,803	1,728	0.01%

Real Estate Management & Development
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	11,464		11,440	11,464
Associations Finance, Inc. (4)(7)		14.25% PIK	14.25%	5/3/2030	4,378		4,369	4,378
Total Real Estate Management & Development							15,809	15,842	0.13%

Software
Elements Midco 1 Limited (4)(5)(8)(32)	SN +	8.75% PIK	12.51%	4/29/2032	GBP	2,089	2,623	2,318
Total Software							2,623	2,318	0.02%

Wireless Telecommunication Services
SoftBank Group Corp (5)(7)		9.25%	9.25%	4/1/2032	3,157		3,157	3,190
Total Wireless Telecommunication Services							3,157	3,190	0.03%
Total Unsecured Debt							$68,763	$45,519	0.38%

Structured Finance Investments
Structured Finance
Alp CFO 2025, L.P. (4)(5)(7) - Class A		7.09%	7.09%	7/15/2037		$1,000	$1,000	$983
Alp CFO 2025, L.P. (4)(5)(7) - Class B		9.44%	9.44%	7/15/2037	12,500		12,500	12,133
Alp CFO 2025, L.P. (4)(5)(7) - Class C		12.24%	12.24%	7/15/2037	16,000		16,000	15,410

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
ARES CLO Ltd (5)(7)(25) - Class E	SF +	6.70%	10.43%	4/20/2037	5,000	5,000	4,788
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class A	SF +	2.90%	6.63%	4/14/2039	997	497	510
Ares Secondaries Pbn Finance Co IV LLC (4)(5)(6)(7)(25) - Class C	SF +	8.50%	12.23%	4/14/2039	5,000	2,500	2,542
Bain Capital Credit CLO 2024-3 Ltd (5)(7)(25) - Class E	SF +	6.25%	10.04%	7/16/2037	2,000	2,000	1,905
Barings CLO Ltd 2024-IV (5)(7)(25) - Class E	SF +	5.95%	9.68%	10/20/2037	4,500	4,500	4,533
Benefit Street Partners CLO XXXVI Ltd (5)(7)(25) - Class E1	SF +	5.50%	9.31%	1/25/2038	4,750	4,750	4,690
Columbia Cent CLO 33 Ltd (5)(7)(25) - Class E	SF +	7.16%	10.89%	4/20/2037	2,000	1,967	1,967
Dryden 108 CLO Ltd (5)(7) - Subordinated Note				7/18/2035	2,900	2,291	1,214
Fort Washington CLO 2019-1 (5)(7)(25) - Class ER2	SF +	7.99%	11.72%	10/20/2037	4,500	4,555	4,534
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class E	SF +	7.91%	11.66%	1/15/2037	5,000	4,915	5,033
Monroe Capital Mml Clo XVII Ltd (5)(7)(25) - Class D	SF +	4.65%	8.40%	1/15/2037	1,000	1,000	1,007
Octagon 52 Ltd (5)(7)(25) - Class ER	SF +	7.33%	11.08%	7/23/2037	3,000	2,975	2,819
Rad CLO Ltd (5)(7)(25) - Class E	SF +	6.25%	10.26%	4/17/2034	2,500	2,503	2,448
Total Structured Finance						68,953	66,516	0.56%
Total Structured Finance Investments						$68,953	$66,516	0.56%

Equity Investments
Broadline Retail
Thrasio Holdings, Inc. (4)(21) - Common Stock					19,015	$—	$—
Total Broadline Retail						—	—	—%

Diversified Consumer Services
CG Parent Intermediate Holdings, Inc. (4)(21)(46) - Preferred Stock					2,000	1,940	2,816
Total Diversified Consumer Services						1,940	2,816	0.02%

Entertainment
AMR GP Holdings Ltd (4)(5)(21) - Ordinary Shares					143	859	1,715
Total Entertainment						859	1,715	0.01%

Financial Services
Holdings 2, L.P. (4)(5)(7)(21) - L.P. Interest		11.50%	11.50%		187,500	184,219	183,046
Total Financial Services						184,219	183,046	1.55%

Health Care Equipment & Supplies
Herb Partnership, LP (4)(21) - Series A Preferred Units					54,889,553	51,658	51,572
Total Health Care Equipment & Supplies						51,658	51,572	0.44%

Health Care Providers & Services
DCA Acquisition Holdings LLC (4)(21) - Class B Common Units					10,289	93	93
Eating Recovery Center TopCo, LLC (4)(21) - Class A Common Units					3,528	4,634	—
New Baymark Parent LLC (4)(20)(21) - Class B Common Units					12,174	—	—
New Baymark Parent LLC (4)(20)(21) - Class A Preferred Units					3,569,969	—	—
Total Health Care Providers & Services						4,727	93	0.00%

Hotels, Restaurants & Leisure

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
The ONE Group Hospitality, Inc. (4)(21)(46) - Preferred Stock					1,000	877	1,131
The ONE Group Hospitality, Inc. (21) - A-2 Warrants					11,911	61	19
The ONE Group Hospitality, Inc. (4)(21) - B-2 Warrants					6,667	12	—
Total Hotels, Restaurants & Leisure						950	1,150	0.01%

Insurance
Navacord Intermediate Holdings Inc (4)(5)(6)(21) - Preferred Stock					411	(5)	(13)
Navacord Intermediate Holdings Inc (4)(5)(21)(46) - Preferred Stock					1,644	1,182	1,184
Total Insurance						1,177	1,171	0.01%

Media
OneTeam Partners, LLC (4)(7)(21) - Preferred Units		8.00%	8.00%		177,651	947	1,283
Total Media						947	1,283	0.01%

Oil, Gas & Consumable Fuels
Eagle LNG Partners Jacksonville II LLC (4)(21) - Warrants					—	—	—
ELNG Equity LLC (4)(21) - Warrants					78,038	—	—
ELNG Equity LLC (4)(21) - Warrants					31,427	—	—
Total Oil, Gas & Consumable Fuels						—	—	—%

Pharmaceuticals
Creek Feeder, L.P. (4)(21) - L.P. Interest					9,000	9,000	10,328
Total Pharmaceuticals						9,000	10,328	0.09%

Professional Services
BCPE Virginia Holdco, Inc. (4)(21)(46) - Preferred Stock					2,000	1,960	2,647
Total Professional Services						1,960	2,647	0.02%

Software
Lava Topco, Inc. (4)(21)(46) - Preferred Stock					2,000	2,000	2,444
Medallia Topco LLC (4)(21) - Class A Units					29,367	6,270	3,820
Medallia Topco LLC (4)(21) - Senior Preferred Units					14,684	14,684	14,684
Total Software						22,954	20,948	0.18%

Wireless Telecommunication Services
CCI Topco, Inc. (4)(21)(46) - Preferred Stock					20	1,960	2,351
Total Wireless Telecommunication Services						1,960	2,351	0.02%
Total Equity Investments						$282,351	$279,120	2.36%
Total Investments - Non-Controlled/Non-Affiliated						$21,930,420	$21,727,031	184.16%

Non-Controlled/Affiliated Investments
First Lien Debt
Commercial Services & Supplies
Galaxy US Opco Inc (5)(8)(19)(25)	SF +	5.25% (incl 3.25% PIK)	9.07%	7/31/2030	$11,873	$11,753	$10,848
Logo Holdings III Corporation (4)(10)(19)(25)	SF +	7.50% PIK	11.36%	8/1/2030	7,271	5,924	7,271
Total Commercial Services & Supplies						17,677	18,119	0.15%

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units		Amortized Cost(3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Wash & Wax Systems LLC (4)(10)(19)(25)	SF +	5.50% PIK	9.34%	4/30/2028	15,362		15,145	14,296
Wash & Wax Systems LLC (4)(6)(10)(19)(25)	SF +	5.50%	9.34%	4/30/2028	947		776	723
Total Diversified Consumer Services							15,921	15,019	0.13%

Hotels, Restaurants & Leisure
Artemis Bidco Limited (4)(5)(7)(19)(32)	SN +	6.00% PIK	9.77%	9/8/2028	GBP	1,238	1,638	1,611
Artemis Bidco Limited (4)(5)(7)(19)(32)	SN +	6.00% PIK	9.77%	9/8/2028	GBP	1,284	1,698	1,671
Artemis Bidco Limited (4)(5)(7)(19)(32)	SN +	6.00% PIK	9.77%	9/8/2028	GBP	2,127	2,814	2,769
Artemis Bidco Limited (4)(5)(6)(7)(19)(32)	SN +	6.00% PIK	9.77%	9/8/2028	GBP	1,468	97	61
Artemis Bidco Limited (4)(5)(7)(19)(32)	SN +	6.00% PIK	9.76%	9/8/2028	GBP	896	1,103	1,166
Total Hotels, Restaurants & Leisure							7,350	7,278	0.06%

IT Services
New Era Technology Inc (4)(10)(19)(25)	SF +	6.25% PIK	10.47%	6/30/2030	8,386		8,312	6,400
Total IT Services							8,312	6,400	0.05%

Specialty Retail
Cotx Auto, LLC (4)(10)(19)(25)	SF +	6.50% PIK	10.34%	6/11/2031	5,542		5,542	5,542
Cotx Auto, LLC (4)(6)(10)(19)				6/11/2031	1,351		—	—
New Spanx, LLC (4)(9)(19)(25)	SF +	5.50% PIK	9.67%	6/30/2032	6,826		6,826	6,826
New Spanx, LLC (4)(6)(9)(19)				6/30/2032	2,000		—	—
Total Specialty Retail							12,368	12,368	0.10%

Textiles, Apparel & Luxury Goods
Daphne S.P.A. (4)(5)(7)(19)(31)	E +	6.75%	9.34%	5/23/2030	EUR	23,347	28,096	26,438
Total Textiles, Apparel & Luxury Goods							28,096	26,438	0.22%
Total First Lien Debt							$89,724	$85,622	0.71%

Second Lien Debt
Commercial Services & Supplies
Logo Holdings III Corporation (4)(10)(19)(25)	SF +	7.50% PIK	11.36%	10/30/2028		$2,580	$2,157	$2,580
Total Commercial Services & Supplies							2,157	2,580	0.02%
Total Second Lien Debt							$2,157	$2,580	0.02%

Unsecured Debt
Diversified Consumer Services
Wash & Wax Holdings LLC (4)(7)(18)(19)		12.00% PIK		7/30/2028		$11,224	$10,546	$4,325
Total Diversified Consumer Services							10,546	4,325	0.04%
Total Unsecured Debt							$10,546	$4,325	0.04%

Equity Investments
Commercial Services & Supplies
Southern Graphics Holdings LLC (4)(19)(21) - Class A Units					274		$2,333	$1,436
Velocity Cayman Holding L.P. (4)(5)(19)(21) - Class A-1 Units					91,605		2,224	2,819
Velocity Cayman Holding L.P. (4)(5)(19)(21) - Class A-2 Units					159,628		3,938	3,938
Velocity Cayman Holding L.P. (4)(5)(19)(21) - Class A-3 Units					36,642		—	4

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Velocity Cayman Holdings GP LLC (4)(5)(19)(21) - Class A-1 Units				91,605	—	—
Velocity Cayman Holdings GP LLC (4)(5)(19)(21) - Class A-2 Units				159,628	—	—
Velocity Cayman Holdings GP LLC (4)(5)(19)(21) - Class A-3 Units				36,642	—	—
Total Commercial Services & Supplies					8,495	8,197	0.07%

Diversified Consumer Services
Wash & Wax Group LP (4)(19)(21) - Class A Common Units				6,312	8,547	—
Total Diversified Consumer Services					8,547	—	—%

Hotels, Restaurants & Leisure
Ark Newco Limited (4)(5)(19)(21) - A2 Ordinary Shares				1,291	—	—
Ark Newco Limited (4)(5)(19)(21) - Preferred Stock				7,884,250	10,210	4,611
Total Hotels, Restaurants & Leisure					10,210	4,611	0.04%

IT Services
NE SPV Holdco, LLC (4)(19)(21) - Common Units				7,185	—	—
NE SPV Holdco, LLC (4)(19)(21) - Preferred Units				7,185	5,239	—
Total IT Services					5,239	—	—%

Real Estate Management & Development
SLF V AD1 Holdings, LLC (4)(19)(20)(21) - LLC Interest				8,521	8,306	3,941
Total Real Estate Management & Development					8,306	3,941	0.03%

Specialty Retail
Cotx Auto, LLC (4)(19)(20)(21) - LLC Interest				2,701	15,616	15,904
New Spanx Topco LP (4)(19)(21) - Class A Common Units				66,666,511	8,322	7,814
Total Specialty Retail					23,938	23,718	0.20%

Textiles, Apparel & Luxury Goods
Demon Holdco Lux Sarl (4)(5)(19)(20)(21) - Class A Common Units				822,214	22,660	13,013
Total Textiles, Apparel & Luxury Goods					22,660	13,013	0.11%
Total Equity Investments					$87,395	$53,480	0.45%
Total Investments - Non-Controlled/Affiliated					$189,822	$146,007	1.22%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(19)(21) - LLC Interest					$407,056	$411,259
HLEND Societas JV, LLC (5)(6)(19)(21) - LLC Interest					43,750	45,954
Total Investments in Joint Ventures					$450,806	$457,213	3.89%
Total Investments - Controlled/Affiliated					$450,806	$457,213	3.89%
Total Investment Portfolio					$22,571,048	$22,330,251	189.27%

Cash and Cash Equivalents
First American Government Obligations Fund (5)		3.72%		429,262	$429,262	$429,262

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Cash					507,663	507,663
Total Cash and Cash Equivalents					$936,925	$936,925	7.94%
Total Investment Portfolio, Cash and Cash Equivalents					$23,507,973	$23,267,176	197.21%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (“CAD”), Euros (“EUR”), British Pounds (“GBP”), Japanese Yen (“JPY”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), New Zealand Dollars (“NZD”), Singapore Dollars (“SGD”), and Australian Dollars (“AUD”). All debt investments and investments in joint ventures are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral under its credit facilities and debt securitization issuances unless otherwise indicated.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”), Sterling Overnight Index Average (“SONIA” or “SN”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR” or “SF”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Singapore Overnight Rate Average (“SORA”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Tokyo Overnight Average Rate (“TONA” or “TN”), Bank Bill Benchmark Rate (“BKBM” or “BB”), or Bank Bill Swap Bid Rate (“BBSY” or “B”) which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime, SONIA, Euribor, SOFR, CORRA, SORA, STIBOR, TONA, NIBOR, BKBM, or BBSY and the current contractual interest rate in effect at September 30, 2026. Certain investments are subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR-based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
(5)The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 24.4% of total assets as calculated in accordance with regulatory requirements.
(6)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments	Commitment Type	Unfunded Commitment	Fair Value
Non-Controlled/Non-Affiliated
2080 Media, Inc.	1st Lien Senior Secured Delayed Draw Loan	$13,282	$(28)
2080 Media, Inc.	1st Lien Senior Secured Revolving Loan	6,307	(6)
AB Centers Acquisition Corporation	1st Lien Senior Secured Revolving Loan	24,356	(108)
ABC Legal Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	12,563	—
ABC Legal Holdings, LLC	1st Lien Senior Secured Revolving Loan	9,969	—
Aesthetics Australia Group Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	1,481	—
Arc Media Holdings Limited	1st Lien Senior Secured Revolving Loan	152	—
Arcfield Acquisition Corp	1st Lien Senior Secured Revolving Loan	13,671	(31)
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	2,500	21
Ares Secondaries Pbn Finance Co IV LLC	Structured Finance Obligations - Debt Instruments	500	7
Artifact Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	5,777	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	5,443	—
Artifact Bidco, Inc.	1st Lien Senior Secured Revolving Loan	2,562	—
Artisan Bidco, Inc.	1st Lien Senior Secured Revolving Loan	600	(27)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Delayed Draw Loan	4,731	(79)
Aryeh Bidco Investment Ltd	1st Lien Senior Secured Revolving Loan	15,176	(254)
AS1 Sports Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	1,261	12
Associations Inc.	1st Lien Senior Secured Revolving Loan	3,459	—
Atlas Borrower, LLC	1st Lien Senior Secured Revolving Loan	15,234	—
Atlas Intermediate III LLC	1st Lien Senior Secured Revolving Loan	8,605	(348)
Auditboard, Inc.	1st Lien Senior Secured Revolving Loan	30,286	(723)
AVSC Holding Corp.	1st Lien Senior Secured Revolving Loan	5,231	(11)
Axiom Buyer, LLC	1st Lien Senior Secured Revolving Loan	5,197	(161)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Baker Tilly Advisory Group, LP	1st Lien Senior Secured Revolving Loan	9,888	(99)
Bamboo US BidCo LLC	1st Lien Senior Secured Revolving Loan	13,815	(389)
Birdie Bidco, Inc.	1st Lien Senior Secured Delayed Draw Loan	17,455	175
Birdie Bidco, Inc.	1st Lien Senior Secured Revolving Loan	18,850	—
Blazing Star Shields Direct Parent, LLC	1st Lien Senior Secured Revolving Loan	21,972	—
Bottomline Technologies, Inc.	1st Lien Senior Secured Revolving Loan	385	(2)
Cadence - Southwick, Inc.	1st Lien Senior Secured Revolving Loan	7,805	—
Cambrex Corporation	1st Lien Senior Secured Revolving Loan	4,195	(76)
Camin Cargo Control Holdings, Inc.	1st Lien Senior Secured Revolving Loan	2,086	(105)
Captive Resources Midco LLC	1st Lien Senior Secured Revolving Loan	7,558	—
Carbon Topco, Inc.	1st Lien Senior Secured Revolving Loan	9,588	(61)
CC WDW Borrower, Inc.	1st Lien Senior Secured Revolving Loan	384	—
CCI Buyer, Inc.	1st Lien Senior Secured Revolving Loan	18,017	(286)
Chartis Group LLC	1st Lien Senior Secured Delayed Draw Loan	10,090	—
Chartis Group LLC	1st Lien Senior Secured Revolving Loan	14,716	—
Chord Searchlight, L.P	Other Secured Debt Delayed Draw Loan	55,274	(755)
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	17,392	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Delayed Draw Loan	6,558	—
Coding Solutions Acquisition, Inc.	1st Lien Senior Secured Revolving Loan	16,674	—
Coretrust Purchasing Group LLC	1st Lien Senior Secured Revolving Loan	9,457	(18)
CoreWeave Financing DDTL V-V LLC	1st Lien Senior Secured Delayed Draw Loan	1,487	13
Coupa Holdings, LLC	1st Lien Senior Secured Revolving Loan	2,070	—
Crunch Holdings LLC	1st Lien Senior Secured Revolving Loan	7,922	—
Diagnostic Services Holdings, Inc.	1st Lien Senior Secured Revolving Loan	1,995	(24)
DigiCert Inc	1st Lien Senior Secured Revolving Loan	35,060	(1,105)
Dwyer Instruments LLC	1st Lien Senior Secured Delayed Draw Loan	383	—
Earps Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	2,102	—
Edition Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	6,754	(110)
Edition Holdings Inc	1st Lien Senior Secured Revolving Loan	6,722	(109)
Einstein Parent Inc	1st Lien Senior Secured Revolving Loan	9,745	(168)
EIS Legacy Holdco, LLC	1st Lien Senior Secured Delayed Draw Loan	2,153	—
EIS Legacy Holdco, LLC	1st Lien Senior Secured Revolving Loan	13,000	—
Emma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	469	2
Empower Payments Investor, LLC	1st Lien Senior Secured Revolving Loan	9,704	—
EPFS Buyer, Inc.	1st Lien Senior Secured Revolving Loan	2,441	—
ERC Topco Holdings, LLC	1st Lien Senior Secured Revolving Loan	297	(2)
Espresso Bidco Inc.	1st Lien Senior Secured Delayed Draw Loan	802	(31)
Espresso Bidco Inc.	1st Lien Senior Secured Revolving Loan	6,370	(237)
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	9,747	—
FC Compassus LLC	1st Lien Senior Secured Delayed Draw Loan	114	—
FC Compassus LLC	1st Lien Senior Secured Revolving Loan	19,127	—
Flexera Software LLC	1st Lien Senior Secured Revolving Loan	16,806	(497)
Formerra LLC	1st Lien Senior Secured Revolving Loan	8,422	(152)
Fortress Acquisitionco, Inc.	1st Lien Senior Secured Revolving Loan	28,716	(556)
Foundation Automotive US Corp	1st Lien Senior Secured Revolving Loan	513	(423)
Frontgrade Technologies Holdings Inc.	1st Lien Senior Secured Revolving Loan	5,148	(75)
Galway Borrower LLC	1st Lien Senior Secured Revolving Loan	906	(17)
Global Service GmbH	1st Lien Senior Secured Delayed Draw Loan	3,950	(63)
Gusto Aus Bidco Pty Ltd	1st Lien Senior Secured Delayed Draw Loan	16,723	—
HT Intermediary III, Inc.	1st Lien Senior Secured Revolving Loan	2,443	—
Huskies Parent Inc	1st Lien Senior Secured Revolving Loan	941	(83)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
IG Investments Holdings, LLC	1st Lien Senior Secured Revolving Loan	10,221	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Delayed Draw Loan	7,108	—
Indigo Purchaser, Inc.	1st Lien Senior Secured Revolving Loan	17,478	—
Integrity Marketing Acquisition LLC	1st Lien Senior Secured Revolving Loan	299	(1)
IRI Group Holdings, Inc.	1st Lien Senior Secured Revolving Loan	19,562	—
Iris Capital Holdings Pty Ltd	Other Secured Debt Delayed Draw Loan	10,755	(138)
Isotope Finco 2 LLC	1st Lien Senior Secured Delayed Draw Loan	707	2
IXM Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,013	(87)
June Purchaser LLC	1st Lien Senior Secured Delayed Draw Loan	1,619	1
Kid Distro Holdings LLC	1st Lien Senior Secured Revolving Loan	5,666	(77)
Koala Investment Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	9,272	(179)
Koala Investment Holdings Inc	1st Lien Senior Secured Revolving Loan	11,529	(223)
Kona Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	42,257	(614)
Kona Buyer LLC	1st Lien Senior Secured Revolving Loan	20,142	(292)
Kpler Finance SA	1st Lien Senior Secured Delayed Draw Loan	14,000	(276)
Kpler Finance SA	1st Lien Senior Secured Revolving Loan	2,000	(39)
Kryptona Bidco US, LLC	1st Lien Senior Secured Revolving Loan	16,244	(260)
Legends Global Holding Co LLC	1st Lien Senior Secured Revolving Loan	11,049	(110)
MAI Capital Management Intermediate LLC	1st Lien Senior Secured Revolving Loan	1,125	(10)
MB2 Dental Solutions, LLC	1st Lien Senior Secured Revolving Loan	11,266	(91)
Meralm Bidco AB	1st Lien Senior Secured Delayed Draw Loan	5,875	(1,042)
Montagu Lux Finco Sarl	1st Lien Senior Secured Delayed Draw Loan	31,360	(655)
More Cowbell II, LLC	1st Lien Senior Secured Revolving Loan	5,393	—
MRP Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	3,072	(6)
Navacord Intermediate Holdings Inc	Preferred Equity	289	(13)
NBG Acquisition Corp.	1st Lien Senior Secured Revolving Loan	716	(208)
NDT Global Holding Inc.	1st Lien Senior Secured Revolving Loan	30,474	(450)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Delayed Draw Loan	7,581	(148)
Netrisk Group Luxco 4 S.A.R.L.	1st Lien Senior Secured Revolving Loan	3,159	(89)
NP Kaba Mergersub, Inc.	1st Lien Senior Secured Revolving Loan	20,394	(361)
NRO Holdings III Corp.	1st Lien Senior Secured Revolving Loan	68	—
NTH Degree Purchaser Inc	1st Lien Senior Secured Revolving Loan	16,125	(208)
Oak Funding LLC	1st Lien Senior Secured Delayed Draw Loan	11,196	—
OEConnection LLC	1st Lien Senior Secured Delayed Draw Loan	10,640	40
OEConnection LLC	1st Lien Senior Secured Revolving Loan	11,376	43
OG Crimson Parent Inc	1st Lien Senior Secured Delayed Draw Loan	507	—
Omega II AB	1st Lien Senior Secured Delayed Draw Loan	25,508	75
ONE Group, LLC	1st Lien Senior Secured Revolving Loan	4,322	(118)
Orthrus Ltd	1st Lien Senior Secured Delayed Draw Loan	9,480	(160)
Palmetto TE Borrower LLC	1st Lien Senior Secured Delayed Draw Loan	651	—
Pareto Health Intermediate Holdings, Inc.	1st Lien Senior Secured Revolving Loan	4,032	—
Parfums Holding Company, Inc.	1st Lien Senior Secured Revolving Loan	9,034	—
Phantom Purchaser Inc	1st Lien Senior Secured Revolving Loan	15,545	(164)
Pike Corporation	1st Lien Senior Secured Delayed Draw Loan	12,462	(217)
Pike Corporation	1st Lien Senior Secured Revolving Loan	19,117	(333)
Plasma Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	3,153	—
Plasma Buyer LLC	1st Lien Senior Secured Revolving Loan	42	(24)
PPV Intermediate Holdings, LLC	1st Lien Senior Secured Revolving Loan	1,779	(26)
Premise Health Holding Corp	1st Lien Senior Secured Delayed Draw Loan	3,550	(76)
Premise Health Holding Corp	1st Lien Senior Secured Revolving Loan	2,984	(58)
Prism One Buyer, LLC	1st Lien Senior Secured Revolving Loan	17,190	(305)

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Project Evergreen Buyer Inc	1st Lien Senior Secured Delayed Draw Loan	2,190	(2)
Puma Buyer LLC	1st Lien Senior Secured Revolving Loan	15,248	—
QBS Parent Inc	1st Lien Senior Secured Revolving Loan	3,820	(61)
Radwell Parent, LLC	1st Lien Senior Secured Revolving Loan	11,945	(27)
Railpros Parent LLC	1st Lien Senior Secured Revolving Loan	3,832	—
Resurge Buyer LLC	1st Lien Senior Secured Delayed Draw Loan	1,408	(6)
Retail Services WIS Corporation	1st Lien Senior Secured Delayed Draw Loan	25,930	(590)
Ribbon Communications Operating Company, Inc	1st Lien Senior Secured Revolving Loan	3,637	(76)
Riley MergeCo LLC	1st Lien Senior Secured Revolving Loan	197	(19)
Rotation Buyer, LLC	1st Lien Senior Secured Delayed Draw Loan	12,813	(670)
Rotation Buyer, LLC	1st Lien Senior Secured Revolving Loan	4,156	(217)
Saber Parent Holdings Corp	1st Lien Senior Secured Delayed Draw Loan	10,506	(180)
Saber Parent Holdings Corp	1st Lien Senior Secured Revolving Loan	15,205	(261)
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	39,929	1,198
Saga Mid Co Limited	1st Lien Senior Secured Delayed Draw Loan	6,628	199
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	14,876	—
Severin Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	45,105	(1,707)
Severin Acquisition LLC	1st Lien Senior Secured Revolving Loan	44,454	(1,708)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Delayed Draw Loan	8,961	(385)
Shackleton Lower JVCO ULC	1st Lien Senior Secured Revolving Loan	3,266	(140)
SI Swan UK Bidco Ltd	1st Lien Senior Secured Delayed Draw Loan	10,845	—
Silver Holdco 2	1st Lien Senior Secured Delayed Draw Loan	5,499	(185)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	1,667	(110)
Smarsh Inc.	1st Lien Senior Secured Delayed Draw Loan	2,143	(142)
Smarsh Inc.	1st Lien Senior Secured Revolving Loan	1,629	(108)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	12,645	(268)
Solis Mammography Buyer, Inc.	1st Lien Senior Secured Revolving Loan	29,075	(478)
Spark Bidco Ltd	1st Lien Senior Secured Revolving Loan	17,517	(766)
Spirit RR Holdings, Inc.	1st Lien Senior Secured Revolving Loan	3,579	—
Spotless Brands, LLC	1st Lien Senior Secured Revolving Loan	2,070	(12)
Spruce Bidco II Inc	1st Lien Senior Secured Revolving Loan	31,705	(459)
Stack Sports Buyer, LLC	1st Lien Senior Secured Revolving Loan	21,553	(53)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	16,490	(207)
SW Ingredients Holdings, LLC	1st Lien Senior Secured Revolving Loan	22,603	(284)
Team, Inc.	1st Lien Senior Secured Delayed Draw Loan	14,960	(259)
Teca Lorien NZ Bidco Private Limited	1st Lien Senior Secured Delayed Draw Loan	5,806	(100)
TechInsights Inc	1st Lien Senior Secured Delayed Draw Loan	21,537	7
Tikehau Motion Midco SARL	1st Lien Senior Secured Delayed Draw Loan	43,229	(869)
Time Manufacturing Holdings LLC	1st Lien Senior Secured Revolving Loan	1	—
Titan BW Borrower L.P.	1st Lien Senior Secured Delayed Draw Loan	4,453	(71)
Titan BW Borrower L.P.	1st Lien Senior Secured Revolving Loan	48,935	(772)
Trading Technologies International Inc	1st Lien Senior Secured Revolving Loan	23,643	(236)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Delayed Draw Loan	18,650	(526)
Tricentis Operations Holdings Inc	1st Lien Senior Secured Revolving Loan	19,449	(548)
TriMech Acquisition Corp.	1st Lien Senior Secured Revolving Loan	3,289	—
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	13,756	(86)
Truck-Lite Co, LLC	1st Lien Senior Secured Delayed Draw Loan	11,314	(71)
Truck-Lite Co, LLC	1st Lien Senior Secured Revolving Loan	11,973	(33)
Valence Surface Technologies LLC	1st Lien Senior Secured Delayed Draw Loan	406	(1)
Valence Surface Technologies LLC	1st Lien Senior Secured Revolving Loan	13,777	(49)
Vaxcare Intermediate II LLC	1st Lien Senior Secured Revolving Loan	11,986	—

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Victors Purchaser LLC	1st Lien Senior Secured Revolving Loan	10,012	(156)
Vital Bidco AB	1st Lien Senior Secured Revolving Loan	16,892	—
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Delayed Draw Loan	802	(7)
West Star Aviation Acquisition, LLC	1st Lien Senior Secured Revolving Loan	5,192	(44)
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Delayed Draw Loan	16,805	—
Wharf Street Ratings Acquisition LLC	1st Lien Senior Secured Revolving Loan	26,567	—
WorkWave Intermediate II, LLC	1st Lien Senior Secured Revolving Loan	11,593	(332)
WP CPP Holdings, LLC	1st Lien Senior Secured Revolving Loan	26,285	—
YA Intermediate Holdings II LLC	1st Lien Senior Secured Delayed Draw Loan	9,364	(59)
YA Intermediate Holdings II LLC	1st Lien Senior Secured Revolving Loan	2,958	(19)
Yes Energy LLC	1st Lien Senior Secured Revolving Loan	2,443	(15)
Zendesk Inc	1st Lien Senior Secured Revolving Loan	17,940	(201)
Zenith AcquisitionCo LLC	1st Lien Senior Secured Delayed Draw Loan	51,944	—
Zenith AcquisitionCo LLC	1st Lien Senior Secured Revolving Loan	31,229	—
Zeppelin US Buyer Inc.	1st Lien Senior Secured Delayed Draw Loan	15,198	(194)
Zeppelin US Buyer Inc.	1st Lien Senior Secured Revolving Loan	7,961	(102)
Zeus Company LLC	1st Lien Senior Secured Revolving Loan	17,922	(295)
Zeus US Bidco LLC	1st Lien Senior Secured Delayed Draw Loan	2,054	6
Total Non-Controlled/Non-Affiliated		$2,170,371	$(26,642)

Non-Controlled/Affiliated
Artemis Bidco Limited	1st Lien Senior Secured Delayed Draw Loan	$1,850	$(34)
Cotx Auto, LLC	1st Lien Senior Secured Revolving Loan	1,351	—
New Spanx, LLC	1st Lien Senior Secured Revolving Loan	2,000	—
Wash & Wax Systems LLC	1st Lien Senior Secured Revolving Loan	158	(11)
Total Non-Controlled/Affiliated		$5,359	$(45)

Controlled/Affiliated
HLEND Societas JV, LLC	LLC Interest	$72,917	$—
Total Controlled/Affiliated		$72,917	$—
Total		$2,248,647	$(26,687)
(7)There are no interest rate floors on these investments.
(8)The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(9)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(10)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(11)The interest rate floor on these investments as of September 30, 2026 was 1.25%.
(12)The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(13)The interest rate floor on these investments as of September 30, 2026 was 1.75%.
(14)The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(15)The interest rate floor on these investments as of September 30, 2026 was 2.50%.
(16)The interest rate floor on these investments as of September 30, 2026 was 3.25%.
(17)The interest rate floor on these investments as of September 30, 2026 was 3.75%.
(18)Loan was on non-accrual status as of September 30, 2026.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(19)Under the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns between 5% and 25% or if the Company and/or its affiliates owns 25% or more, inclusive of the portfolio company’s outstanding voting securities. For purposes of determining the “control” classification of its investment portfolio, the Company has excluded consideration of any voting securities or board appointment rights held by third-party investment funds advised by the Adviser and/or its affiliates. As of September 30, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Logo Holdings III Corporation	$10,177	$1,592	$(1,193)	$(725)	$—	$9,851	$1,578
Southern Graphics Holdings LLC	1,467	—	—	(31)	—	1,436	—
Velocity Cayman Holding L.P.	6,476	—	—	285	—	6,761	—
Velocity Cayman Holdings GP LLC	—	—	—	—	—	—	—
Galaxy US Opco Inc	11,257	334	(105)	(638)	—	10,848	836
Artemis Bidco Limited	7,189	495	—	(406)	—	7,278	683
Ark Newco Limited	9,688	—	—	(5,077)	—	4,611	—
Wash & Wax Systems LLC	15,404	965	(107)	(1,243)	—	15,019	1,222
Wash & Wax Holdings LLC	10,262	729	—	(6,666)	—	4,325	726
Wash & Wax Group LP	6,991	—	—	(6,991)	—	—	—
New Era Technology Inc	7,779	626	(4)	(2,001)	—	6,400	628
NE SPV Holdco, LLC	3,437	—	—	(3,437)	—	—	—
Daphne S.P.A.	—	28,118	(23)	(1,657)	—	26,438	1,617
Demon Holdco Lux Sarl	—	22,660	—	(9,647)	—	13,013	—
Cotx Auto, LLC	—	21,159	—	287	—	21,446	172
New Spanx, LLC	—	8,826	(2,000)	—	—	6,826	172
New Spanx Topco LP	—	8,322	—	(508)	—	7,814	—
SLF V AD1 Holdings, LLC	9,298	—	(1,586)	(3,771)	—	3,941	—
Total Non-Controlled/Affiliated Investments	$99,425	$93,826	$(5,018)	$(42,226)	$—	$146,007	$7,634
Controlled/Affiliated Investments
HLEND Societas JV, LLC	$—	$43,750	$—	$2,204	$—	$45,954	$—
Majority Owned Subsidiaries
ULTRA III, LLC	416,244	20,105	(15,449)	(9,641)	—	411,259	42,825
Total Controlled/Affiliated Investments	$416,244	$63,855	$(15,449)	$(7,437)	$—	$457,213	$42,825
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
(20)These investments are not pledged as collateral under the Credit Facilities and/or the CLO Debt.
(21)Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $789,813, or 6.69% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Thrasio Holdings, Inc.	Common Stock	June 18, 2024
CG Parent Intermediate Holdings, Inc.	Preferred Stock	November 20, 2023
AMR GP Holdings Ltd	Ordinary Shares	July 9, 2024
Holdings 2, L.P.	L.P. Interest	February 12, 2026
Herb Partnership, LP	Series A Preferred Units	May 12, 2026
DCA Acquisition Holdings LLC	Class B Common Units	June 2, 2026
Eating Recovery Center TopCo, LLC	Class A Common Units	March 31, 2025
New Baymark Parent LLC	Class B Common Units	September 30, 2026
New Baymark Parent LLC	Class A Preferred Units	September 30, 2026
The ONE Group Hospitality, Inc.	Preferred Stock	May 1, 2024
The ONE Group Hospitality, Inc.	A-2 Warrants	May 1, 2024
The ONE Group Hospitality, Inc.	B-2 Warrants	May 1, 2024
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
Navacord Intermediate Holdings Inc	Preferred Stock	February 2, 2026
OneTeam Partners, LLC	Preferred Units	September 15, 2022
Eagle LNG Partners Jacksonville II LLC	Warrants	March 8, 2023
ELNG Equity LLC	Warrants	April 26, 2024
ELNG Equity LLC	Warrants	September 25, 2025
Creek Feeder, L.P.	LP Interest	December 16, 2024
BCPE Virginia HoldCo, Inc.	Preferred Stock	December 14, 2023
Lava Topco, Inc.	Preferred Stock	November 10, 2025
Medallia Topco LLC	Class A Units	July 30, 2026
Medallia Topco LLC	Senior Preferred Units	July 30, 2026
CCI Topco, Inc.	Preferred Stock	May 13, 2025
Southern Graphics Holdings LLC	Class A Units	April 28, 2023
Velocity Cayman Holding L.P.	Class A-1 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-2 Units	February 24, 2025
Velocity Cayman Holding L.P.	Class A-3 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-1 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-2 Units	February 24, 2025
Velocity Cayman Holdings GP LLC	Class A-3 Units	February 24, 2025
Wash & Wax Group LP	Class A Common Units	April 30, 2025
Ark Newco Limited	A2 Ordinary Shares	June 27, 2025
Ark Newco Limited	Preferred Stock	June 27, 2025
NE SPV Holdco, LLC	Common Units	August 21, 2025
NE SPV Holdco, LLC	Preferred Units	August 21, 2025
SLF V AD1 Holdings, LLC	LLC Interest	September 6, 2023
Cotx Auto, LLC	LLC Interest	June 11, 2026
New Spanx Topco LP	Class A Common Units	June 30, 2026
Demon Holdco Lux Sarl	Class A Common Units	January 27, 2026
ULTRA III, LLC	LLC Interest	June 1, 2023
HLEND Societas JV, LLC	LLC Interest	July 24, 2026
(22)Reflects a “last-out” tranche of the portfolio company’s senior term debt. In exchange for the greater risk of loss, the “last-out” portion of the Company’s senior loan investment generally earns a higher interest rate than the “first-out” portion. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(23)The interest rate on these loans is subject to daily SOFR, which as of September 30, 2026 was 3.90%.
(24)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(25)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(26)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(27)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2026 was 4.60%.
(28)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(29)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(30)The interest rate on these loans is subject to 6 month EURIBOR, which as of September 30, 2026 was 3.07%.
(31)The interest rate on these loans is subject to 12 month EURIBOR, which as of September 30, 2026 was 3.33%.

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(32)The interest rate on these loans is subject to daily SONIA, which as of September 30, 2026 was 3.73%.
(33)The interest rate on these loans is subject to 3 month SONIA, which as of September 30, 2026 was 3.87%.
(34)The interest rate on these loans is subject to 6 month BKBM, which as of September 30, 2026 was 3.50%.
(35)The interest rate on these loans is subject to 1 month BBSY, which as of September 30, 2026 was 4.59%.
(36)The interest rate on these loans is subject to 3 month BBSY, which as of September 30, 2026 was 4.82%.
(37)The interest rate on these loans is subject to 6 month BBSY, which as of September 30, 2026 was 5.17%.
(38)The interest rate on these loans is subject to 1 month CORRA, which as of September 30, 2026 was 2.31%.
(39)The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.43%.
(40)The interest rate on these loans is subject to 6 month NIBOR, which as of September 30, 2026 was 5.01%.
(41)The interest rate on these loans is subject to 3 month STIBOR, which as of September 30, 2026 was 2.04%.
(42)The interest rate on these loans is subject to 6 month STIBOR, which as of September 30, 2026 was 2.25%.
(43)The interest rate on these loans is subject to daily SORA, which as of September 30, 2026 was 1.40%.
(44)The interest rate on these loans is subject to 3 month TONA, which as of September 30, 2026 was 1.23%.
(45)The interest rate on these loans is subject to Prime Rate, which as of September 30, 2026 was 7.00%.
(46)Certain of the Company’s preferred equity investments include contractual provisions that provide for a preferred return. Such return features do not represent contractual interest and do not give rise to recurring income recognition. The economic value of these provisions is considered as part of the Company’s overall fair value determination for the applicable investment.

ADDITIONAL INFORMATION

Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	238,685	Australian Dollars	334,527	BNP PARIBAS	12/23/2026	$6,701
U.S. Dollars	85,077	Canadian Dollars	117,447	BNP PARIBAS	12/23/2026	2,235
U.S. Dollars	546,563	Euros	472,964	BNP PARIBAS	12/23/2026	9,126
U.S. Dollars	585,919	British Pounds	433,419	BNP PARIBAS	12/23/2026	10,954
U.S. Dollars	54,536	Norwegian Kroner	508,969	BNP PARIBAS	12/23/2026	1,722
U.S. Dollars	45,101	Swedish Krona	431,403	BNP PARIBAS	12/23/2026	1,828
U.S. Dollars	120,750	Australian Dollars	169,280	Deutsche Bank AG	12/23/2026	3,360
U.S. Dollars	25,129	Canadian Dollars	34,640	Deutsche Bank AG	12/23/2026	695
U.S. Dollars	220,786	Euros	193,138	Deutsche Bank AG	12/23/2026	1,321
U.S. Dollars	62,819	British Pounds	46,431	Deutsche Bank AG	12/23/2026	1,224
U.S. Dollars	99,562	Swedish Krona	952,894	Deutsche Bank AG	12/23/2026	3,979
U.S. Dollars	14,565	Australian Dollars	20,403	Goldman Sachs Bank USA	12/23/2026	417
U.S. Dollars	324,960	Euros	281,226	Goldman Sachs Bank USA	12/23/2026	5,400
U.S. Dollars	69,648	British Pounds	51,509	Goldman Sachs Bank USA	12/23/2026	1,317
U.S. Dollars	57,101	New Zealand Dollars	96,754	Goldman Sachs Bank USA	12/23/2026	2,487
U.S. Dollars	35,901	Singaporean Dollars	45,400	Goldman Sachs Bank USA	12/23/2026	180
U.S. Dollars	137,476	Canadian Dollars	189,728	Morgan Stanley Bank, N.A.	12/23/2026	3,650
U.S. Dollars	28,951	Euros	24,994	Morgan Stanley Bank, N.A.	12/23/2026	550
U.S. Dollars	20,680	British Pounds	15,285	Morgan Stanley Bank, N.A.	12/23/2026	403
U.S. Dollars	781	Australian Dollars	1,095	SMBC Capital Markets, Inc.	12/23/2026	22
U.S. Dollars	394,523	Euros	342,467	SMBC Capital Markets, Inc.	12/23/2026	5,373
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(6,536)
U.S. Dollars	23,630	Japanese Yen	3,753,293	SMBC Capital Markets, Inc.	12/23/2026	(357)
Total						$56,051

HPS Corporate Lending Fund
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$(494)	$—	$(1,360)
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	(1,415)	—	(2,688)
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	(150)	—	(1,333)
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	(2,700)	—	(7,987)
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	(11,987)	—	(18,133)
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	(7,495)	—	(17,900)
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	(4,383)	—	(15,497)
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	(15,830)	—	(32,072)
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	(1,714)	—	(3,565)
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	(19,627)	—	(23,751)
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(16,514)	—	(13,874)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(28,719)	—	(23,737)
SMBC Capital Markets, Inc.	April 2029 Notes	5.15%	SOFR + 1.77%	4/2/2029	350,000	(12,769)	—	(12,769)
BNP PARIBAS	April 2031 Notes	5.65%	SOFR + 2.13%	4/2/2031	400,000	(22,457)	—	(22,457)
BNP PARIBAS	August 2031 Notes	6.30%	SOFR + 2.39%	8/19/2031	600,000	(25,045)	—	(25,045)
Total Interest Rate Swaps						$(171,299)	$—	$(222,168)
(1)Interest payments on the Company’s interest rate swaps are made semiannually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of September 30, 2026 was 4.08% other than the swap on the November 2027 Notes which is subject to the daily SOFR rate which was 3.90% at September 30, 2026.
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
IT Services
NE SPV Holdco, LLC (4)(20)(22) - Common Units				7,185	—	—
NE SPV Holdco, LLC (4)(20)(22) - Preferred Units				7,185	5,239	3,437
					5,239	3,437	0.03%
Real Estate Management & Development
SLF V AD1 Holdings, LLC (4)(20)(21)(22) - LLC Interest				10,101	9,891	9,298
					9,891	9,298	0.07%
Total Equity Investments					$42,382	$37,357	0.30%
Total Investments - Non-Controlled/Affiliated					$101,014	$99,425	0.79%

Controlled/Affiliated Investments
Investments in Joint Ventures
ULTRA III, LLC (5)(20)(22) - LLC Interest					$402,400	$416,244
Total Investments in Joint Ventures					$402,400	$416,244	3.35%
Total Investments - Controlled/Affiliated					$402,400	$416,244	3.35%
Total Investment Portfolio					$25,109,408	$25,337,420	203.71%

Cash and Cash Equivalents
J.P. Morgan U.S. Government Fund, Institutional Shares (5)		3.62%		403,602	$403,602	$403,602
Cash					187,064	187,064
Total Cash and Cash Equivalents					$590,666	$590,666	4.75%
Total Investment Portfolio, Cash and Cash Equivalents					$25,700,074	$25,928,086	208.46%
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

HPS Corporate Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION
Foreign currency forward contracts:

Currency Purchased	Notional Purchased	Currency Sold	Notional Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Dollars	220,151	Australian Dollars	332,829	BNP PARIBAS	3/25/2026	$(1,958)
U.S. Dollars	84,955	Canadian Dollars	116,504	BNP PARIBAS	3/25/2026	(230)
U.S. Dollars	430,371	Euros	366,216	BNP PARIBAS	3/23/2026	(1,452)
U.S. Dollars	594,290	British Pounds	444,223	BNP PARIBAS	3/24/2026	(4,356)
U.S. Dollars	50,054	Norwegian Kroner	508,969	BNP PARIBAS	3/23/2026	(422)
U.S. Dollars	46,677	Swedish Krona	431,403	BNP PARIBAS	3/23/2026	(369)
U.S. Dollars	26,832	Canadian Dollars	37,049	Deutsche Bank AG	9/23/2026	(423)
U.S. Dollars	45,013	Euros	38,153	Deutsche Bank AG	3/23/2026	25
U.S. Dollars	59,894	British Pounds	44,751	Deutsche Bank AG	3/23/2026	(415)
U.S. Dollars	107,378	Swedish Krona	991,961	Deutsche Bank AG	3/23/2026	(798)
U.S. Dollars	1,401	Australian Dollars	2,209	Goldman Sachs Bank USA	3/23/2026	(73)
U.S. Dollars	83,480	Australian Dollars	128,287	Goldman Sachs Bank USA	9/23/2026	(1,926)
U.S. Dollars	281,662	Euros	238,773	Goldman Sachs Bank USA	3/23/2026	113
U.S. Dollars	67,586	British Pounds	50,535	Goldman Sachs Bank USA	3/23/2026	(517)
U.S. Dollars	1,068	New Zealand Dollars	1,853	Goldman Sachs Bank USA	3/23/2026	(2)
U.S. Dollars	18,664	New Zealand Dollars	32,230	Goldman Sachs Bank USA	9/23/2026	(31)
U.S. Dollars	35,472	Singaporean Dollars	45,400	Goldman Sachs Bank USA	3/23/2026	(24)
U.S. Dollars	725	Australian Dollars	1,095	SMBC Capital Markets, Inc.	3/23/2026	(6)
U.S. Dollars	292,928	Euros	248,202	SMBC Capital Markets, Inc.	3/23/2026	261
U.S. Dollars	130,686	British Pounds	103,440	SMBC Capital Markets, Inc.	12/23/2026	(8,540)
U.S. Dollars	24,765	Japanese Yen	3,799,764	SMBC Capital Markets, Inc.	3/23/2026	351
Total						$(20,792)
Interest rate swaps:

Counterparty	Hedged Instrument	Company Receives	Company Pays(1)(2)	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Gains / (Losses)(3)
Goldman Sachs Bank USA	November 2027 Notes	8.43%	SOFR + 4.42%	11/14/2027	$77,500	$866	$—	$1,201
Goldman Sachs Bank USA	March 2028 Notes	8.18%	SOFR + 4.24%	3/15/2028	124,000	1,273	—	2,561
Goldman Sachs Bank USA	September 2027 Notes	8.67%	SOFR + 4.31%	9/14/2027	75,000	1,183	—	1,001
Goldman Sachs Bank USA	September 2028 Notes	8.80%	SOFR + 4.54%	9/14/2028	250,000	5,287	—	5,229
SMBC Capital Markets, Inc.	January 2029 Notes	6.75%	SOFR + 2.88%	1/30/2029	550,000	6,146	—	14,885
Goldman Sachs Bank USA	September 2029 Notes	6.25%	SOFR + 2.06%	9/30/2029	400,000	10,405	—	11,630
Goldman Sachs Bank USA	January 2028 Notes	5.45%	SOFR + 1.29%	1/14/2028	750,000	11,114	—	11,114
BNP PARIBAS	April 2032 Notes	5.95%	SOFR + 1.76%	4/14/2032	500,000	16,242	—	16,242
Goldman Sachs Bank USA	June 2027 Notes	5.30%	SOFR + 1.54%	6/5/2027	400,000	1,851	—	1,851
BNP PARIBAS	June 2030 Notes	5.85%	SOFR + 2.15%	6/5/2030	500,000	4,124	—	4,124
SMBC Capital Markets, Inc.	September 2028-1 Notes	4.90%	SOFR + 1.59%	9/11/2028	600,000	(2,640)	—	(2,640)
BNP PARIBAS	November 2030 Notes	5.45%	SOFR + 2.09%	11/15/2030	500,000	(4,982)	—	(4,982)
Total Interest Rate Swaps						$50,869	$—	$62,216
(1)Interest payments on the Company’s interest rate swaps are made semiannually.
(2)The interest rate on the interest rate swaps are subject to 3 month SOFR, which as of December 31, 2025 was 3.65% other than the swap on the November 2027 Notes which is subject to the daily SOFR rate which was 3.87% at December 31, 2025.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026. Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

The Company consolidated the results of its wholly-owned subsidiaries HLEND Holdings A, L.P. (“HLEND A”), HLEND Holdings B, L.P. (“HLEND B”), HLEND Holdings C, L.P. (“HLEND C”), HLEND Holdings D, L.P. (“HLEND D”), HLEND Holdings E, L.P. (“HLEND E”), HLEND CLO 2023-1 Investments, LLC, HLEND CLO 2024-2 Investments, LLC, HLEND CLO 2025-3 Investments, LLC, HLEND CLO 2025-4 Investments, LLC, HLEND CLO 2026-5 Investments, LLC, HLEND Proxima, LLC, HLEND FEP, LLC, HLEND OTM, LLC, HLEND QS Lux Sarl, HLEND FA Holdings, LLC, HLEND DS Lux Sarl, HLEND Lux Sarl and HLEND BMK (KY) Holdings, LLC. All intercompany transactions have been eliminated in consolidation.

The Company does not consolidate its investments in the ULTRA III, LLC (“ULTRA III”) or HLEND Societas JV, LLC (“HLEND Societas JV”) joint ventures. For further description of the Company’s joint ventures, see “Note 11. Joint Ventures.”

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents primarily relates to cash held as collateral for interest rate swaps.

As of September 30, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $0.0 million and $54.0 million, respectively. As of September 30, 2026 and December 31, 2025, the cost and fair value of cash denominated in foreign currencies was $460.5 million and $458.6 million, respectively, and $46.4 million and $46.6 million, respectively.

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

With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of its investments for which reliable market quotations are not readily available or, in the judgment of the Adviser, not reliable, as of the last calendar day of each quarter, which includes, among other procedures, the following:

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

Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps is included as derivative assets at fair value or derivative liabilities at fair value, as applicable, on the Company’s Consolidated Statements of Assets and Liabilities. The Company designated the interest rate swaps as the hedging instruments in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded as components of interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

The fair value of the Company’s derivatives is recorded on the Consolidated Statements of Assets and Liabilities by security type and counterparty on a net basis, if subject to an enforceable master netting agreement, not taking into account collateral posted which is recorded separately. As of September 30, 2026 and December 31, 2025, there was $169.0 million and $0.0 million, respectively, of collateral pledged, which is included in other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, there was $0.0 million and $54.0 million, respectively, of collateral received which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2026, the Company recorded non-recurring interest income of $28.3 million and $48.6 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2025, the Company recorded non-recurring interest income of $9.6 million and $19.2 million, respectively (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, the Company had certain investments in five and seven portfolio companies on non-accrual status, respectively.

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

Dividend Income

Dividend income on preferred equity securities and on the Company’s membership interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company recorded $19.1 million and $60.2 million, respectively, of dividend income, of which, $1.0 million and $3.7 million, respectively, relate to PIK dividends. For the three and nine months ended September 30, 2025, the Company recorded $12.2 million and $38.2 million, respectively, of dividend income, of which, $1.2 million and $3.6 million, respectively, relate to PIK dividends.

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

Certain of the Company’s consolidated subsidiaries are subject to certain U.S. federal and state income taxes. Income tax, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
For the three and nine months ended September 30, 2026, the Company accrued $2.5 million and $5.1 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2025, the Company accrued $1.8 million and $5.2 million of U.S. federal excise tax, respectively.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

As of September 30, 2026, the Company had payables due to affiliates of $14.8 million, comprised of $3.3 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $11.5 million of other expenses paid on behalf of the Company, which includes $0.2 million of Board of Trustees’ fees. As of December 31, 2025, the Company had payables due to affiliates of $16.7 million, comprised of $4.7 million of expenses reimbursable to the Administrator pursuant to the Administration Agreement and $12.0 million of other expenses paid on behalf of the Company, which includes $0.4 million of Board of Trustees’ fees.

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

(i) Income based incentive fee

The income based incentive fee is based on the Company’s Pre-Incentive Fee Net Investment Income Returns, as defined below. “Pre-Incentive Fee Net Investment Income Returns” means interest income, dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The management fees, income based incentive fees and capital gains incentive fees (including reversals of previously accrued capital gains incentive fees) accrued for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$38,646	$36,223	$118,017	$97,992
Income based incentive fees	$44,335	$43,473	$135,006	$115,364
Capital gains incentive fees	$—	$—	$—	$(12,950)

The management fees payable, income based incentive fees payable and capital gains incentive fees payable to the Adviser as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Management fees payable	$25,762	$13,732
Income based incentive fees payable	$44,335	$47,328
Capital gains incentive fees payable	$—	$—

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Administration Agreement was most recently renewed and approved by the Board on May 11, 2026, for a one-year period ending on July 1, 2027. The Company may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. The decision to terminate the Administration Agreement may be made by a majority of the Board or the shareholders of the Company holding a majority of its outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Administrator may terminate the Administration Agreement upon 120 days’ written notice. The Administration Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

For the three and nine months ended September 30, 2026, the Company incurred $0.9 million and $2.7 million, respectively, of expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $0.6 million and $3.3 million, respectively, of expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, there was $3.3 million and $4.7 million, respectively, of administrative service expenses payable by the Company which are included in “due to affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Distribution and Servicing Plan

On August 9, 2021, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I Shares, Class D Shares, Class F Shares, and Class S Shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

The shareholder servicing and/or distribution fees accrued for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class D Shares	$639	$749	$2,017	$2,132
Class F Shares	$6,944	$6,879	$21,184	$18,964
Class S Shares	$1,700	$1,534	$5,207	$3,788

The shareholder servicing and/or distribution fees payable to the Managing Dealer as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Shareholder servicing and/or distribution fees payable	$3,044	$3,327

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

For the three and nine months ended September 30, 2026 and 2025, the Adviser made no Expense Payments on behalf of the Company and there were no Reimbursement Payments made to the Adviser.

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

The Company has made investments in joint ventures that are considered controlled/affiliated companies, including ULTRA III and HLEND Societas JV. From time to time, the Company may sell investments to HLEND Societas JV. For further descriptions of ULTRA III and HLEND Societas JV, see “Note 11. Joint Ventures.”

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$21,304,488	$21,130,192	94.63%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,972	27,425	0.12	26,807	27,881	0.11
Other secured debt	270,774	266,461	1.19	223,932	226,763	0.89
Unsecured debt	79,309	49,844	0.22	60,746	60,145	0.24
Structured finance investments	68,953	66,516	0.30	88,264	88,664	0.35
Investments in joint ventures	450,806	457,213	2.05	402,400	416,244	1.64
Equity investments	369,746	332,600	1.49	138,127	122,228	0.48
Total	$22,571,048	$22,330,251	100.00%	$25,109,408	$25,337,420	100.00%

The industry composition of investments at fair value as of September 30, 2026 as compared to December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$1,310,910	5.87%	$1,301,763	5.13%
Air Freight & Logistics	85,129	0.38	85,553	0.34
Asset Based Lending and Fund Finance	113,610	0.51	124,203	0.49
Automobile Components	151,569	0.68	290,110	1.14

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	September 30, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Automobiles	18,414	0.08	—	—
Beverages	96,182	0.43	97,885	0.39
Broadline Retail	24,280	0.11	24,963	0.10
Building Products	277,055	1.24	268,827	1.06
Capital Markets	296,481	1.33	341,877	1.35
Chemicals	151,776	0.68	167,441	0.66
Commercial Services & Supplies	1,245,004	5.58	1,231,788	4.86
Communications Equipment	55,401	0.25	55,553	0.22
Construction & Engineering	120,810	0.54	119,092	0.47
Consumer Finance	20,038	0.09	25,681	0.10
Consumer Staples Distribution & Retail	516,163	2.31	522,725	2.06
Containers & Packaging	28,209	0.13	200,903	0.79
Distributors	7,729	0.03	14,157	0.06
Diversified Consumer Services	452,271	2.03	767,302	3.03
Diversified Telecommunication Services	26,889	0.12	17,123	0.07
Electric Utilities	82,060	0.37	77,049	0.30
Electrical Equipment	117,828	0.53	127,336	0.50
Electronic Equipment, Instruments & Components	149,456	0.67	268,724	1.06
Energy Equipment & Services	73,013	0.33	72,426	0.29
Entertainment	117,358	0.53	585,906	2.31
Financial Services	1,356,443	6.07	1,401,386	5.53
Food Products	91,399	0.41	176,572	0.70
Gas Utilities	36,202	0.16	39,404	0.16
Health Care Equipment & Supplies	913,140	4.09	993,028	3.92
Health Care Providers & Services	3,031,288	13.58	3,170,872	12.50
Health Care Technology	98,796	0.44	110,869	0.44
Hotels, Restaurants & Leisure	846,815	3.79	820,147	3.24
Household Durables	69,177	0.31	67,521	0.27
Independent Power and Renewable Electricity Producers	243,666	1.09	286,297	1.13
Insurance	561,011	2.51	677,379	2.67
Interactive Media & Services	254,870	1.14	148,774	0.59
Investments in Joint Ventures	457,213	2.05	416,244	1.64
IT Services	489,420	2.19	488,782	1.93
Life Sciences Tools & Services	763,530	3.42	890,883	3.52
Machinery	285,878	1.28	306,321	1.21
Media	266,373	1.19	406,502	1.60
Metals & Mining	196,608	0.88	213,890	0.84
Mortgage Real Estate Investment Trusts (REITs)	2,989	0.01	—	—
Multi-Utilities	—	—	4,289	0.02
Oil, Gas & Consumable Fuels	946	0.00	3,471	0.01
Passenger Airlines	6,037	0.03	—	—
Personal Care Products	172,721	0.77	186,685	0.74
Pharmaceuticals	500,470	2.24	623,138	2.46
Professional Services	1,002,060	4.49	1,030,406	4.07
Real Estate Management & Development	71,631	0.32	103,592	0.41
Semiconductors & Semiconductor Equipment	18,048	0.08	12,076	0.05
Software	4,080,116	18.27	4,772,683	18.83
Specialty Retail	310,586	1.39	378,996	1.50

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	September 30, 2026		December 31, 2025
	Fair Value	% of Total Investments at Fair Value	Fair Value	% of Total Investments at Fair Value
Structured Finance	66,516	0.30	88,664	0.35
Textiles, Apparel & Luxury Goods	50,954	0.23	54,864	0.22
Trading Companies & Distributors	243,047	1.09	282,786	1.12
Transportation Infrastructure	82,664	0.37	86,929	0.34
Wireless Telecommunication Services	222,002	0.99	305,583	1.21
Total	$22,330,251	100.00%	$25,337,420	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as a % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as a % of Net Assets
United States	$18,670,579	$18,406,871	82.43%	156.03%	$20,799,766	$20,802,415	82.10%	167.26%
United Kingdom	1,421,035	1,455,708	6.52	12.34	1,699,572	1,802,207	7.11	14.49
Sweden	553,748	545,670	2.44	4.63	549,232	577,532	2.28	4.64
Australia	404,540	401,698	1.80	3.40	398,668	401,762	1.59	3.23
Spain	311,450	323,308	1.45	2.74	259,311	287,386	1.13	2.31
Canada	228,634	220,333	0.99	1.87	176,733	176,307	0.70	1.42
Germany	185,371	185,007	0.83	1.57	247,547	267,864	1.06	2.15
Lithuania	181,811	180,640	0.81	1.53	135,156	137,800	0.54	1.11
France	161,813	169,224	0.76	1.43	287,473	305,802	1.21	2.46
Belgium	167,271	165,525	0.74	1.40	164,159	165,484	0.65	1.33
New Zealand	54,957	52,396	0.23	0.44	—	—	—	—
Taiwan	50,526	50,862	0.23	0.43	49,155	49,685	0.20	0.40
Israel	45,453	45,707	0.20	0.39	45,378	45,382	0.18	0.36
Czech Republic	37,755	40,642	0.18	0.34	54,856	63,706	0.25	0.51
Italy	50,756	39,451	0.18	0.33	52,597	43,184	0.17	0.35
Singapore	33,378	35,295	0.16	0.30	33,198	34,946	0.14	0.28
Chile	11,971	11,914	0.05	0.10	—	—	—	—
Austria	—	—	—	—	151,387	170,687	0.67	1.37
Ireland	—	—	—	—	2,947	2,973	0.01	0.02
Netherlands	—	—	—	—	2,273	2,298	0.01	0.02
Total	$22,571,048	$22,330,251	100.00%	189.27%	$25,109,408	$25,337,420	100.00%	203.71%

As of September 30, 2026 and December 31, 2025, the Company had certain investments in five and seven portfolio companies on non-accrual status, respectively, which represented 0.40% and 0.74% of total debt and income producing investments (excluding investments in joint ventures), at fair value, respectively.

As of September 30, 2026 and December 31, 2025, on a fair value basis, 98.7% and 99.2%, respectively, of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a floating rate and 1.3% and 0.8% of performing debt and income producing investments (excluding investments in joint ventures) bore interest at a fixed rate, respectively.

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

Derivative Instruments: Derivative instruments can be exchange-traded or privately negotiated over-the-counter (“OTC”) and include forward currency contracts and swap contracts. Forward currency contracts and swap contracts are valued by the Adviser using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers, whenever available and considered reliable. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the contract, as well as the availability and reliability of observable inputs. Such inputs include market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs. Certain OTC derivatives can generally be corroborated by

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
market data and are therefore classified within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded.

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

The following tables present the fair value hierarchy of investments and cash equivalents:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,585,546	$19,544,646	$21,130,192
Second lien debt	—	—	27,425	27,425
Other secured debt	—	—	266,461	266,461
Unsecured debt	—	19,734	30,110	49,844
Structured finance investments	—	34,938	31,578	66,516
Equity investments	—	19	332,581	332,600
Total investments	—	1,640,237	20,232,801	21,873,038
Investments measured at NAV(1)	—	—	—	457,213
Total	$—	$1,640,237	$20,232,801	$22,330,251
Cash equivalents	$429,262	$—	$—	$429,262
(1)Includes investments in HLEND Societas JV and ULTRA III (refer to Note 11). Certain investments that are measured at fair value using the NAV practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following tables present change in the fair value of investments for which Level 3 inputs were used to determine fair value:

	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$21,593,082	$27,379	$216,237	$48,153	$32,414	$355,039	$22,272,304
Purchases of investments(1)	472,698	74	116,913	1,199	—	21,919	612,803
Proceeds from principal repayments and sales of investments	(2,521,718)	—	(62,690)	(19,835)	—	(39,414)	(2,643,657)
Accretion of discount/amortization of premium	30,688	59	1,232	21	—	—	32,000
Net realized gain (loss)	(36,294)	—	—	—	—	145	(36,149)
Net change in unrealized appreciation (depreciation)	32,374	(87)	(5,231)	(25,612)	(836)	(5,108)	(4,500)
Transfers in(2)	—	—	—	26,184	—	—	26,184
Transfers out(2)	(26,184)	—	—	—	—	—	(26,184)
Fair value, end of period	$19,544,646	$27,425	$266,461	$30,110	$31,578	$332,581	$20,232,801
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$15,065	$(87)	$(1,861)	$(25,612)	$(836)	$(5,108)	$(18,439)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, transfers between investment types were $26.2 million.

	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$22,744,446	$27,881	$226,763	$46,809	$29,738	$122,207	$23,197,844
Purchases of investments(1)	2,258,670	227	152,649	6,322	2,938	256,734	2,677,540
Proceeds from principal repayments and sales of investments	(5,030,375)	(312)	(108,195)	(19,928)	—	(41,019)	(5,199,829)
Accretion of discount/amortization of premium	75,317	249	1,979	117	—	—	77,662
Net realized gain (loss)	(35,961)	—	410	(1,392)	—	152	(36,791)
Net change in unrealized appreciation (depreciation)	(360,122)	(620)	(7,145)	(28,002)	(1,098)	(21,246)	(418,233)
Transfers in(2)	3,847	—	—	26,184	—	15,753	45,784
Transfers out(2)	(111,176)	—	—	—	—	—	(111,176)
Fair value, end of period	$19,544,646	$27,425	$266,461	$30,110	$31,578	$332,581	$20,232,801
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(316,936)	$(620)	$(6,534)	$(29,393)	$(1,098)	$(21,246)	$(375,827)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, transfers out of Level 3 of $(69.2) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the nine months ended September 30, 2026, transfers into Level 3 of $3.8 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser. For the nine months ended September 30, 2026, transfers between investment types were $41.9 million.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$18,298,232	$26,904	$98,846	$34,489	$62	$92,857	$18,551,390
Purchases of investments(1)	3,634,881	—	119,222	1,254	29,500	6,483	3,791,340
Proceeds from principal repayments and sales of investments	(681,582)	—	(5,416)	—	—	(74)	(687,072)
Accretion of discount/amortization of premium	22,700	9	289	5	—	—	23,003
Net realized gain (loss)	17,169	—	(10)	—	—	20	17,179
Net change in unrealized appreciation (depreciation)	(42,167)	200	(53)	(323)	—	488	(41,855)
Transfers in(2)	43,050	—	—	—	—	—	43,050
Transfers out(2)	(4,673)	—	—	—	—	—	(4,673)
Fair value, end of period	$21,287,610	$27,113	$212,878	$35,425	$29,562	$99,774	$21,692,362
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(14,562)	$200	$(53)	$(323)	$—	$488	$(14,250)
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2025, transfers out of Level 3 of $(4.7) million were due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the three months ended September 30, 2025, transfers into Level 3 of $43.1 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Secured Debt	Unsecured Debt	Structured Finance Investments	Equity Investments	Total Investments
Fair value, beginning of period	$14,353,422	$31,340	$68,501	$32,826	$—	$60,471	$14,546,560
Purchases of investments(1)	8,149,262	—	159,123	3,588	29,562	40,313	8,381,848
Proceeds from principal repayments and sales of investments	(1,375,066)	(4,470)	(16,248)	—	—	(790)	(1,396,574)
Accretion of discount/amortization of premium	56,231	25	650	15	—	—	56,921
Net realized gain (loss)	(9,868)	(4,874)	(10)	—	—	608	(14,144)
Net change in unrealized appreciation (depreciation)	188,744	5,092	862	(1,004)	—	(793)	192,901
Transfers in(2)	36,104	—	—	—	—	—	36,104
Transfers out(2)	(111,219)	—	—	—	—	(35)	(111,254)
Fair value, end of period	$21,287,610	$27,113	$212,878	$35,425	$29,562	$99,774	$21,692,362
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$186,024	$219	$862	$(1,004)	$—	$(429)	$185,672
(1)Purchases include PIK interest and dividends, if applicable.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers out of Level 3 of $(111.3) million were primarily due to an increase in the number of market quotations and/or an increase in the reliability of market quotations obtained by the Adviser. For the nine months ended September 30, 2025, transfers into Level 3 of $36.1 million were due to a decrease in the number of market quotations and/or a decrease in the reliability of market quotations obtained by the Adviser.

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

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$18,400,441	Yield analysis	Discount rate	6.24%	28.68%	9.68%	Decrease
	148,595	Discounted cash flow	Discount rate	9.50%	20.00%	15.11%	Decrease
			Exit multiple	2.64x	10.57x	7.49x	Increase
	1,282	Recovery analysis	Recovery rate	17.55%	100.00%	19.48%	Increase
	975,929	Transactional value	Cost	N/A	N/A	N/A	N/A
	18,399	Market quotations	Broker quoted price	N/A	N/A	N/A	N/A
Investments in second lien debt	24,845	Yield analysis	Discount rate	8.97%	8.97%	8.97%	Decrease
	2,580	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%	Decrease
			Exit multiple	8.48x	8.48x	8.48x	Increase
Investments in other secured debt	266,461	Yield analysis	Discount rate	8.64%	10.96%	10.08%	Decrease
Investments in unsecured debt	21,612	Yield analysis	Discount rate	10.93%	20.22%	14.70%	Decrease
	8,498	Recovery analysis	Recovery rate	13.08%	38.54%	26.04%	Increase
Investments in structured finance obligations - debt instruments	31,578	Yield analysis	Discount rate	7.28%	13.51%	12.05%	Decrease
Investments in preferred equity	253,071	Yield analysis	Discount rate	7.50%	44.53%	12.76%	Decrease
	14,684	Discounted cash flow	Discount rate	16.74%	16.74%	16.74%	Decrease
			Exit multiple	2.64x	2.64x	2.64x	Increase
Investments in common equity	17,090	Yield analysis	Discount rate	8.00%	15.00%	10.77%	Decrease
	26,083	Discounted cash flow	Discount rate	9.50%	16.74%	10.91%	Decrease
			Exit multiple	2.64x	10.57x	9.11x	Increase
	3,941	Recovery analysis	Recovery rate	47.46%	47.46%	47.46%	Increase
	15,904	Market approach	EBITDA multiple	5.00x	5.00x	5.00x	Increase
	1,808	Transactional value	Cost	N/A	N/A	N/A	N/A
Total	$20,232,801

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)	Impact to Valuation from an Increase in Input
				Low	High
Investments in first lien debt	$16,911,655	Yield analysis	Discount rate	6.06%	37.01%	9.56%	Decrease
	99,057	Discounted cash flow	Discount rate	9.50%	20.00%	12.99%	Decrease
			Exit multiple	2.90x	10.20x	9.50x	Increase
	18,556	Recovery analysis	Recovery rate	43.91%	43.91%	43.91%	Increase
	5,642,426	Transactional value	Cost	N/A	N/A	N/A	N/A
	72,752	Market quotations	Broker quoted price	N/A	N/A	N/A	N/A
Investments in second lien debt	25,216	Yield analysis	Discount rate	8.56%	8.56%	8.56%	Decrease
	2,665	Discounted cash flow	Discount rate	9.50%	9.50%	9.50%	Decrease
			Exit multiple	8.48x	8.48x	8.48x	Increase
Investments in other secured debt	132,515	Yield analysis	Discount rate	8.62%	15.91%	10.85%	Decrease
	94,248	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in unsecured debt	36,454	Yield analysis	Discount rate	12.72%	17.66%	14.66%	Decrease
	10,262	Discounted cash flow	Discount rate	16.00%	16.00%	16.00%	Decrease
			Exit multiple	9.00x	9.00x	9.00x	Increase
	93	Recovery analysis	Recovery rate	5.42%	5.42%	5.42%	Increase
Investments in structured finance obligations - debt instruments	29,738	Yield analysis	Discount rate	6.23%	12.24%	10.88%	Decrease
Investments in preferred equity	69,922	Yield analysis	Discount rate	8.60%	24.23%	17.89%	Decrease
	13,125	Discounted cash flow	Discount rate	9.50%	20.00%	12.25%	Decrease
			Exit multiple	8.75x	10.00x	9.67x	Increase
	2,000	Transactional value	Cost	N/A	N/A	N/A	N/A
Investments in common equity	9,751	Yield analysis	Discount rate	8.00%	8.00%	8.00%	Decrease
	27,409	Discounted cash flow	Discount rate	7.31%	20.00%	12.29%	Decrease
			Exit multiple	5.55x	11.50x	9.60x	Increase
			Cap rate	8.29%	8.29%	8.29%	Decrease
Total	$23,197,844
(1)Weighted averages are calculated based on fair value of investments.

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Financial Instruments Not Carried at Fair Value

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2026 and December 31, 2025, had they been accounted for at fair value:

Debt

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
HLEND A Funding Facility	$405,847	$405,847	$758,407	$758,407
HLEND B Funding Facility	183,752	183,752	833,783	833,783
HLEND C Funding Facility	510,000	510,000	510,000	510,000
HLEND D Funding Facility	249,191	249,191	757,110	757,110
HLEND E Funding Facility	115,658	115,658	906,290	906,290
Revolving Credit Facility	143,353	143,353	1,742,106	1,742,106
November 2027 Notes	154,110	159,186	155,206	164,994
March 2028 Notes	122,256	127,550	124,775	132,520
September 2027 Notes	74,662	76,998	75,847	79,693
September 2028 Notes	246,271	261,524	253,865	273,213
January 2029 Notes	532,082	552,156	548,317	574,607
September 2029 Notes	386,993	395,788	403,520	414,580
January 2028 Notes	740,530	744,405	753,079	759,180
April 2032 Notes	473,568	470,255	504,209	508,160
June 2027 Notes	396,825	399,324	398,846	402,424
June 2030 Notes	474,498	482,120	497,133	506,670
September 2028-1 Notes	578,254	585,324	590,215	596,982
November 2030 Notes	466,759	469,450	489,753	498,825
April 2029 Notes	334,455	337,502	—	—
April 2031 Notes	373,170	376,480	—	—
August 2031 Notes	568,883	577,626	—	—
2023 CLO Refinancing Secured Notes	575,650	578,700	575,217	578,576
2024 CLO Secured Notes	385,714	390,521	381,678	400,789
2025 CLO Secured Debt	846,528	849,964	845,771	851,044
2025-4 CLO Secured Notes	845,879	850,447	845,079	852,520
2026 CLO Secured Notes	507,544	509,372	—	—
Total	$10,692,432	$10,802,493	$12,950,206	$13,102,473
(1)As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s Unsecured Notes and CLO Debt (each as defined below) are presented net of unamortized debt issuance costs and original issue discount, as applicable. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship, as further described in Note 6. See also “Note 7. Borrowings” to the consolidated financial statements for additional disclosure regarding the carrying value of the Company’s debt.

The following table presents the fair value hierarchy of the Company’s debt obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	8,569,434	6,944,357
Level 3	2,233,059	6,158,116
Total	$10,802,493	$13,102,473

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

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

The following table summarizes the average notional exposure of the Company’s derivative financial instruments during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency forward contracts	$2,918,147	$2,370,363	$2,817,848	$2,116,746
Interest rate swaps	$6,076,500	$4,220,000	$5,701,500	$3,415,500

The following tables summarize the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$62,944	$—	$62,944	$3,169,513
Total derivative assets, at fair value	$—	$62,944	$—	$62,944	$3,169,513

Derivative Liabilities
Foreign currency forward contracts	$—	$(6,893)	$—	$(6,893)	$154,316
Interest rate swaps	—	(171,299)	—	(171,299)	6,076,500
Total derivative liabilities, at fair value	$—	$(178,192)	$—	$(178,192)	$6,230,816

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$750	$—	$750	$644,368
Interest rate swaps	—	58,491	—	58,491	3,626,500
Total derivative assets, at fair value	$—	$59,241	$—	$59,241	$4,270,868

Derivative Liabilities
Foreign currency forward contracts	$—	$(21,542)	$—	$(21,542)	$1,959,684
Interest rate swaps	—	(7,622)	—	(7,622)	1,100,000
Total derivative liabilities, at fair value	$—	$(29,164)	$—	$(29,164)	$3,059,684

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The effect of transactions in derivative instruments that are not designated in a qualifying hedge accounting relationship on the Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain (loss) on foreign currency forward contracts	$(4,164)	$(28,365)	$(852)	$(132,739)
Net change in unrealized gain (loss) on foreign currency forward contracts	$25,127	$60,336	$76,844	$(48,816)

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025:

			September 30, 2026
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative liabilities, at fair value	$—	$(111,678)	$(111,678)	$109,680	$(1,998)
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative liabilities, at fair value	$—	$(41,271)	$(41,271)	$41,271	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative liabilities, at fair value	$—	$(18,350)	$(18,350)	$17,890	$(460)
Deutsche Bank AG	Foreign currency forward contracts	Derivative assets, at fair value	$10,579	$—	$10,579	$—	$10,579
Morgan Stanley Bank, N.A.	Foreign currency forward contracts	Derivative assets, at fair value	$4,603	$—	$4,603	$—	$4,603
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative assets, at fair value	$9,801	$—	$9,801	$—	$9,801
BNP PARIBAS	Foreign currency forward contracts	Derivative assets, at fair value	$32,566	$—	$32,566	$—	$32,566
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$5,395	$(6,893)	$(1,498)	$—	$(1,498)

			December 31, 2025
Counterparty	Instrument	Account in the Consolidated Statements of Assets and Liabilities	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Consolidated Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
BNP PARIBAS	Interest rate swaps	Derivative assets, at fair value	$20,366	$(4,982)	$15,384	$(15,384)	$—
SMBC Capital Markets, Inc.	Interest rate swaps	Derivative assets, at fair value	$6,146	$(2,640)	$3,506	$(3,506)	$—
Goldman Sachs Bank USA	Interest rate swaps	Derivative assets, at fair value	$31,979	$—	$31,979	$(31,979)	$—
Deutsche Bank AG	Foreign currency forward contracts	Derivative liabilities, at fair value	$25	$(1,636)	$(1,611)	$—	$(1,611)
Goldman Sachs Bank USA	Foreign currency forward contracts	Derivative liabilities, at fair value	$113	$(2,573)	$(2,460)	$—	$(2,460)
BNP PARIBAS	Foreign currency forward contracts	Derivative liabilities, at fair value	$—	$(8,787)	$(8,787)	$—	$(8,787)
SMBC Capital Markets, Inc.	Foreign currency forward contracts	Derivative liabilities, at fair value	$612	$(8,546)	$(7,934)	$—	$(7,934)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(1)Amount excludes excess cash collateral paid/received.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

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

The table below presents the carrying value of unsecured borrowings as of September 30, 2026 and December 31, 2025, that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment increase (decrease) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured Notes	$5,846,261	$(171,299)	$4,717,162	$50,869

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 207.7% and 195.7%, respectively.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facilities, the Unsecured Notes and the CLO Debt, as applicable.

The Company’s outstanding debt obligations were as follows (each as defined below):

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
HLEND A Funding Facility(3)	$1,600,000	$405,847	$405,847	$1,194,153	$516,376
HLEND B Funding Facility(3)	750,000	183,752	183,752	566,248	566,248
HLEND C Funding Facility	850,000	510,000	510,000	340,000	28,186
HLEND D Funding Facility(3)	1,000,000	249,191	249,191	750,809	457,877
HLEND E Funding Facility(3)	750,000	115,658	115,658	634,342	634,342
Revolving Credit Facility(3)	3,325,000	143,353	143,353	3,181,647	3,181,647
November 2027 Notes(4)	155,000	155,000	154,110	—	—
March 2028 Notes(4)	124,000	124,000	122,256	—	—
September 2027 Notes(4)	75,000	75,000	74,662	—	—
September 2028 Notes(4)	250,000	250,000	246,271	—	—
January 2029 Notes(4)	550,000	550,000	532,082	—	—
September 2029 Notes(4)	400,000	400,000	386,993	—	—
January 2028 Notes(4)	750,000	750,000	740,530	—	—
April 2032 Notes(4)	500,000	500,000	473,568	—	—
June 2027 Notes(4)	400,000	400,000	396,825	—	—
June 2030 Notes(4)	500,000	500,000	474,498	—	—

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
September 2028-1 Notes(4)	600,000	600,000	578,254	—	—
November 2030 Notes(4)	500,000	500,000	466,759	—	—
April 2029 Notes(4)	350,000	350,000	334,455	—	—
April 2031 Notes(4)	400,000	400,000	373,170	—	—
August 2031 Notes(4)	600,000	600,000	568,883	—	—
2023 CLO Refinancing Secured Notes(4)	578,000	578,000	575,650	—	—
2024 CLO Secured Notes(4)	400,000	400,000	385,714	—	—
2025 CLO Secured Debt(4)	850,000	850,000	846,528	—	—
2025-4 CLO Secured Notes(4)	850,000	850,000	845,879	—	—
2026 CLO Secured Notes(4)	510,000	510,000	507,544	—	—
Total	$17,617,000	$10,949,801	$10,692,432	$6,667,199	$5,384,676
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in the following non-USD currencies:

	Currency
Facility	Australian Dollars (AUD)		Euros (EUR)	British Pounds (GBP)
HLEND A Funding Facility	A$	94,413	€61,900	£—
HLEND B Funding Facility	12,519		91,652	53,747
HLEND D Funding Facility	—		167,513	—
HLEND E Funding Facility	—		102,136	—
Revolving Credit Facility	—		126,592	—

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(4)As of September 30, 2026, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described below.

	Unamortized Debt Issuance Costs and Original Issue Discount	Cumulative Change in the Notes Carrying Value as a Result of the Qualifying Fair Value Hedge Relationship
November 2027 Notes	$(396)	$(494)
March 2028 Notes	(329)	(1,415)
September 2027 Notes	(188)	(150)
September 2028 Notes	(1,029)	(2,700)
January 2029 Notes	(5,931)	(11,987)
September 2029 Notes	(5,512)	(7,495)
January 2028 Notes	(5,087)	(4,383)
April 2032 Notes	(10,602)	(15,830)
June 2027 Notes	(1,461)	(1,714)
June 2030 Notes	(5,875)	(19,627)
September 2028-1 Notes	(5,232)	(16,514)
November 2030 Notes	(4,522)	(28,719)
April 2029 Notes	(2,776)	(12,769)
April 2031 Notes	(4,373)	(22,457)
August 2031 Notes	(6,072)	(25,045)
2023 CLO Refinancing Secured Notes	(2,350)	—
2024 CLO Secured Notes	(14,286)	—
2025 CLO Secured Debt	(3,472)	—
2025-4 CLO Secured Notes	(4,121)	—
2026 CLO Secured Notes	(2,456)	—
Total	$(86,070)	$(171,299)

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(4)As of December 31, 2025, the carrying value of the Company’s Unsecured Notes and CLO Debt are presented net of unamortized debt issuance costs and original issue discount, as applicable, in the below table. Additionally, the carrying value of the Company’s Unsecured Notes includes the increase (decrease) in the notes carrying value as a result of the qualifying fair value hedge relationship as disclosed in the below table, and as further described below.

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

As of September 30, 2026 and December 31, 2025, the Company had five SPV Financing Facilities, as discussed below.

HLEND A Funding Facility

On February 3, 2022, HLEND A, entered into a SPV Financing Facility with Morgan Stanley Bank, N.A. (as amended, the “HLEND A Funding Facility”). Morgan Stanley Senior Funding, Inc. serves as administrative agent and U.S. Bank Trust Company, National Association serves as collateral agent. On December 23, 2025, HLEND A entered into an amendment to, among other things, increase the aggregate commitments under the HLEND A Funding Facility from $1,250 million to $1,600 million, adjust the applicable margin, and extend the stated maturity and commitment termination date of the HLEND A Funding Facility.

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

As of September 30, 2026, the maximum borrowing capacity under the HLEND A Funding Facility was $1,600 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND A Funding Facility may be used to fund portfolio investments by HLEND A and to make advances under revolving loans or delayed draw term loans where HLEND A is a lender. The period during which HLEND A may make borrowings under the HLEND A Funding Facility expires two business days prior to December 23, 2028 and the HLEND A Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by December 23, 2030.

HLEND B Funding Facility

On July 19, 2022, HLEND B, entered into a SPV Financing Facility with Bank of America, N.A. (as amended, the “HLEND B Funding Facility”). Bank of America, N.A. serves as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator, and U.S. Bank National Association, as collateral custodian. On September 17, 2025, HLEND B entered into an amendment to, among other things, increase the aggregate commitments under the HLEND B Funding Facility from $1,250 million to $1,500 million, adjust the applicable margin effective on and after October 1, 2025, and extend the maturity date and availability period of the HLEND B Funding Facility. On September 17, 2026, HLEND B entered into an amendment to temporarily decrease the aggregate commitments under the HLEND B Funding Facility from $1,500 million to $750 million. The HLEND B Funding Facility commitments will then increase from $750 million to $1,000 million on January 4, 2027 and further increase from $1,000 million to $1,500 million on April 2, 2027 (or, in each case, such earlier date as agreed).

Loans under the HLEND B Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances, plus an applicable margin that is a blended rate based on aggregate outstanding balance that are broadly syndicated loans, large corporate loans and middle market loans in the portfolio, subject to a blended floor of 1.75%.

As of September 30, 2026, the maximum borrowing capacity under the HLEND B Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND B Funding Facility may be used to fund portfolio investments by HLEND B, to make advances under revolving loans or delayed draw term loans where HLEND B is a lender. The period during which HLEND B may make borrowings under the HLEND B Funding Facility expires on September 17, 2028 and the HLEND B Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by September 17, 2030.

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

As of September 30, 2026, the maximum borrowing capacity under the HLEND C Funding Facility was $850 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND C Funding Facility may be used to fund portfolio investments by HLEND C. All amounts outstanding under the credit facility must be repaid by April 12, 2032.

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

As of September 30, 2026, the maximum borrowing capacity under the HLEND D Funding Facility was $1,000 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND D Funding Facility may be used to fund portfolio investments by HLEND D. The period during which HLEND D may make borrowings under the HLEND D Funding Facility expires on January 20, 2029 and amounts outstanding under the credit facility must be repaid by January 20, 2031.

HLEND E Funding Facility

On March 28, 2024, HLEND E, as borrower, and the Company, as equity holder and as collateral manager, entered into a SPV Financing Facility with the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as document custodian (as amended, the “HLEND E Funding Facility”). On April 17, 2025, HLEND E entered into an amendment to, among other things, increase the maximum borrowing capacity under the HLEND E Funding Facility from $1,000 million to $1,500 million, extend the scheduled reinvestment period end date and facility maturity date, and include a swingline sub-facility of up to $200 million. On September 18, 2026, HLEND E entered into an amendment to, among other things, decrease the maximum borrowing capacity under the HLEND E Funding Facility from $1,500 million to $750 million (of which $500 million of the decrease is temporary), as well as decrease the swingline sub-facility from $200 million to $100 million (of which $50 million of the decrease is temporary). Subject to the satisfaction of certain conditions, on April 17, 2027 (or such other date as mutually agreed), the maximum borrowing capacity under the HLEND E Funding Facility will increase to $1,250 million and the swingline sub-facility will increase to $150 million.

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

As of September 30, 2026, the maximum borrowing capacity under the HLEND E Funding Facility was $750 million, subject to availability under the borrowing base. Proceeds from borrowings under the HLEND E Funding Facility may be used to fund portfolio investments by HLEND E. The period during which HLEND E may make borrowings under the HLEND E Funding Facility expires on April 17, 2028, and amounts outstanding under the credit facility must be repaid by April 17, 2030.

Revolving Credit Facility

On June 23, 2022, the Company, as borrower, entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility,” and together with the HLEND A Funding Facility, the HLEND B Funding Facility, the HLEND C Funding Facility, the HLEND D Funding Facility, and the HLEND E Funding Facility, the “Credit Facilities”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (the “Lenders”). On August 4, 2026, the Company entered into an amendment to, among other things, increase the aggregate commitments of the Lenders, extend the Commitment Termination Date and Maturity Date (each as defined below), increase the accordion provision, remove the credit spread adjustment of 0.10% that was previously added to the Term SOFR Rate applicable to U.S. dollar loans and increase the swingline limit.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.525% to 0.775% plus an “alternate base rate” in the case of any alternative base rate loan (“ABR Loan”) and 1.525% to 1.775% plus the Term SOFR Rate in the case of any other loan, in each case, depending on the Company’s rate option election and borrowing base. Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will initially bear interest at a per annum rate equal to 1.525% to 1.775%, in each case depending on the Company’s borrowing base, plus any applicable credit spread adjustment, plus certain

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
local rates consistent with market standards. The Company also pays a fee of 0.325% on average daily undrawn amounts under the Revolving Credit Facility.

The maximum borrowing capacity of the Revolving Credit Facility is $3,325 million (increased from $2,250 million to $2,650 million on February 27, 2026, and further increased on August 4, 2026, from $2,650 million to $3,325 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $4,987.5 million subject to the satisfaction of certain conditions.

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

The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $300 million limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on August 4, 2030 (the “Commitment Termination Date”), and the Revolving Credit Facility will mature on August 4, 2031 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Private Unsecured Notes

The Company issued certain unsecured notes to institutional investors in private placements, as further described below: November 2025 Notes, November 2027 Notes, March 2026 Notes, March 2028 Notes, September 2027 Notes and September 2028 Notes (each as defined in the table below), which are collectively referred to herein as the “Private Unsecured Notes”. The Private Unsecured Notes were issued pursuant to master note purchase agreements, as supplemented.

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

In connection with each of the Private Unsecured Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under each of the respective interest rate swap agreements, the Company receives a fixed interest rate per annum and pays a floating interest rate of SOFR or 3-month Term SOFR, as applicable, plus an applicable spread per annum. Except as noted in the table below, the notional amount and fixed interest rate of each interest rate swap generally correspond to the aggregate principal amount and fixed interest rate of the related Private Unsecured Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See “Interest rate swaps” in the Consolidated Schedule of Investments for the notional amount, fixed interest rate, floating interest rate and maturity date of each interest rate swap.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following table summarizes the Company’s Private Unsecured Notes:

	Issuance Date	Aggregate Principal	Maturity Date	Fixed Interest Rate	Spread on Related Interest Rate Swap
November 2025 Notes(1)(3)	11/14/2022	$170,000	11/14/2025	8.37%	SF + 4.08%
November 2027 Notes(3)	11/14/2022	$155,000	11/14/2027	8.43%	SF + 4.42%
March 2026 Notes(2)	3/15/2023	$276,000	3/15/2026	8.12%	SF + 3.76%
March 2028 Notes	3/15/2023	$124,000	3/15/2028	8.17%	SF + 4.24%
September 2027 Notes	9/14/2023	$75,000	9/14/2027	8.67%	SF + 4.31%
September 2028 Notes	9/14/2023	$250,000	9/14/2028	8.80%	SF + 4.54%
(1)The November 2025 Notes were fully prepaid on August 15, 2025, inclusive of any accrued interest, consistent with the terms of the master note purchase agreement. The interest rate swap designated in the qualifying hedge accounting relationship with the November 2025 Notes was terminated on August 15, 2025.
(2)The March 2026 Notes were fully prepaid on December 16, 2025, inclusive of any accrued interest, consistent with the terms of the master note purchase agreement. The interest rate swap designated in the qualifying hedge accounting relationship with the March 2026 Notes was terminated on December 16, 2025.
(3)The notional amount of the interest rate swap designated in the qualifying hedge accounting relationship with the November 2025 Notes was $85.0 million. The notional amount of the interest rate swap designated in the qualifying hedge accounting relationship with the November 2027 Notes is $77.5 million.

144A Unsecured Notes

The Company issued certain unsecured notes pursuant to an indenture, dated as of January 30, 2024 (the “Base Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “144A Unsecured Notes Trustee”), as well as supplemental indentures to the Base Indenture for each respective note issuance, each dated as of the issuance date of the applicable notes, as further described below: January 2029 Notes, September 2029 Notes, January 2028 Notes, April 2032 Notes, June 2027 Notes, June 2030 Notes, September 2028-1 Notes, November 2030 Notes, April 2029 Notes, April 2031 Notes, and August 2031 Notes (each as defined in the table below), which are collectively referred to herein as the “144A Unsecured Notes” (collectively with the Private Unsecured Notes, the “Unsecured Notes”).

Interest on the outstanding 144A Unsecured Notes is payable semiannually. The 144A Unsecured Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in each respective indenture governing the applicable 144A Unsecured Notes (collectively, the “144A Unsecured Notes Indentures”). The 144A Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 144A Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 144A Unsecured Notes Indentures contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 144A Unsecured Notes and the 144A Unsecured Notes Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective 144A Unsecured Notes Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective 144A Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding 144A Unsecured Notes at a price equal to 100% of the principal amount of such 144A Unsecured Notes plus accrued and unpaid interest to the repurchase date.

In connection with the 144A Unsecured Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under each of the respective interest rate swap agreements, the Company receives a fixed interest rate per annum and pays a floating interest rate of 3-month Term SOFR plus an applicable spread per annum. The notional amount and fixed interest rate of each interest rate swap correspond to the aggregate principal amount and fixed interest rate of the related 144A Unsecured Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See “Interest rate swaps” in the Consolidated Schedule of Investments for the notional amount, fixed interest rate, floating interest rate and maturity date of each interest rate swap.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following table summarizes the Company’s 144A Unsecured Notes:

	Issuance Date	Aggregate Principal	Maturity Date	Fixed Interest Rate	Spread on Related Interest Rate Swap
January 2029 Notes	1/30/2024	$550,000	1/30/2029	6.75%	SF + 2.88%
September 2029 Notes	6/18/2024	$400,000	9/30/2029	6.25%	SF + 2.06%
January 2028 Notes	1/14/2025	$750,000	1/14/2028	5.45%	SF + 1.29%
April 2032 Notes	1/14/2025	$500,000	4/14/2032	5.95%	SF + 1.76%
June 2027 Notes	6/5/2025	$400,000	6/5/2027	5.30%	SF + 1.54%
June 2030 Notes	6/5/2025	$500,000	6/5/2030	5.85%	SF + 2.15%
September 2028-1 Notes	9/11/2025	$600,000	9/11/2028	4.90%	SF + 1.59%
November 2030 Notes	9/11/2025	$500,000	11/15/2030	5.45%	SF + 2.09%
April 2029 Notes	1/13/2026	$350,000	4/2/2029	5.15%	SF + 1.77%
April 2031 Notes	1/13/2026	$400,000	4/2/2031	5.65%	SF + 2.13%
August 2031 Notes	5/19/2026	$600,000	8/19/2031	6.30%	SF + 2.39%

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

The debt offered in the 2023 CLO Refinancing was issued by the 2023 Issuer and consists of (i) Class A-1-R Senior Secured Floating Rate Notes (the “Class A-1-R Notes”), (ii) Class A-2-R Senior Secured Floating Rate Notes (the “Class A-2-R Notes”), (iii) Class B-R Senior Secured Floating Rate Notes (the “Class B-R Notes” and, together with the Class A-1-R Notes and the Class A-2-R Notes, collectively, the “2023 CLO Refinancing Secured Notes”) and (iv) additional subordinated notes (the “Additional Subordinated Notes”). The 2023 CLO Subordinated Notes (together with the Additional Subordinated Notes, the “2023 CLO Refinancing Subordinated Notes” and, together with the 2023 CLO Refinancing Secured Notes, the “2023 CLO Refinancing Notes”) were not redeemed and remain outstanding following the Refinancing Date. The 2023 CLO Refinancing is backed by a diversified portfolio of middle market commercial loans and participation interests therein. The 2023 CLO Refinancing Notes are scheduled to mature on October 22, 2038; however, the 2023 CLO Refinancing Notes may be redeemed by the 2023 Issuer, at the written direction of (i) a majority of the holders of the 2023 CLO Refinancing Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after October 22, 2027.

The following table presents information on the 2023 CLO Refinancing as of September 30, 2026:

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

On the Refinancing Date and in connection with the 2023 CLO Refinancing, the 2023 Issuer entered into a note purchase agreement with BofA Securities, Inc., as the refinancing initial purchaser (the “Refinancing Initial Purchaser”), pursuant to which the Refinancing Initial Purchaser placed the 2023 CLO Refinancing Secured Notes issued pursuant to an amended and restated indenture, between the 2023 Issuer and U.S. Bank Trust Company, National Association, as trustee, as part of the 2023 CLO Refinancing. HLEND CLO 2023-1 Investments, LLC (the “2023 Depositor”), a wholly-owned subsidiary of the Company, retained all of the 2023 CLO Refinancing Subordinated Notes in connection with the 2023 CLO Refinancing.

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

2024 Debt Securitization

On May 23, 2024 (the “2024 Closing Date”), the Company completed a $526.0 million term debt securitization (the “2024 Debt Securitization”), consisting of nine tranches of secured notes (the “2024 CLO Secured Notes”) and subordinated notes (the “2024 CLO Subordinated Notes”). The 2024 CLO Secured Notes together with the 2024 CLO Subordinated Notes are collectively referred to as the “2024 CLO Notes.” Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The 2024 CLO Notes offered in the 2024 Debt Securitization were issued by HLEND CLO 2024-2, LLC (the “2024 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and are backed by a diversified portfolio of middle market commercial loans and participation interests therein. The 2024 CLO Notes are scheduled to mature on April 20, 2034; however, the 2024 CLO Notes may be redeemed by the 2024 Issuer, at the written direction of (i) a majority of the 2024 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after April 20, 2026.

The following table presents information on the 2024 Debt Securitization as of September 30, 2026:

Description	Type	Principal Outstanding	Interest Rate	Credit Rating	Issuance Price
Class A-1 Notes	Senior Secured Floating Rate	$255,000	SF + 0.25%	AAA(sf)	93.22
Class A-2 Notes	Senior Secured Floating Rate	40,850	SF + 1.88%	AAA(sf)	100.00
Class A-F Notes	Senior Secured Fixed Rate	9,150	6.28%	AAA(sf)	100.00
Class B-1 Notes	Senior Secured Floating Rate	35,000	SF + 0.50%	AA(sf)	89.93
Class B-2 Notes	Senior Secured Floating Rate	13,500	SF + 2.40%	AA(sf)	100.00
Class B-F Notes	Senior Secured Fixed Rate	1,500	6.71%	AA(sf)	100.00
Class C-1 Notes	Secured Deferrable Floating Rate	31,500	SF + 0.75%	A(sf)	86.54
Class C-2 Notes	Secured Deferrable Floating Rate	12,150	SF + 3.20%	A(sf)	100.00
Class C-F Notes	Secured Deferrable Fixed Rate	1,350	7.49%	A(sf)	100.00
Total Secured Notes		$400,000
Subordinated Notes(1)		126,000	None	Not rated	None
Total Notes		$526,000
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

The debt offered in the 2025 CLO Debt Securitization was issued and incurred, as applicable, by HLEND CLO 2025-3, LLC (the “2025 CLO Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Loans (the “2025 CLO Class A Loans”), (ii) Class A Senior Secured Floating Rate Notes (the “2025 CLO Class A Notes”), (iii) Class B Senior Secured Floating Rate Notes (the “2025 CLO Class B Notes” and, together with the 2025 CLO Class A Notes, collectively, the “2025 CLO Secured Notes” and, the 2025 CLO Secured Notes together with the 2025 CLO Class A Loans, the “2025 CLO Secured Debt”), and (iv) subordinated notes (the “2025 CLO Subordinated Notes” and, together with the 2025 CLO Secured Debt, the “2025 CLO Debt”). The 2025 CLO Debt Securitization is backed by a diversified portfolio of middle market commercial loans and participation interests therein. The 2025 CLO Debt is scheduled to mature on January 20, 2037; however, the 2025 CLO Debt may be redeemed by the 2025 CLO Issuer, at the written direction of (i) a majority of the 2025 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after March 5, 2027.

The following table presents information on the 2025 CLO Debt Securitization as of September 30, 2026:

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

The 2025 CLO Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

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

The debt offered in the 2025-4 Debt Securitization was issued by HLEND CLO 2025-4, LLC (the “2025-4 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A Senior Secured Floating Rate Notes (the “2025-4 CLO Class A Notes”), (ii) Class B Senior Secured Floating Rate Notes (the “2025-4 CLO Class B Notes” and, together with the 2025-4 CLO Class A Notes, collectively, the “2025-4 CLO Secured Notes”), and (iii) subordinated notes (the “2025-4 CLO Subordinated Notes” and, together with the 2025-4 CLO Secured Notes, the “2025-4 CLO Notes”). The 2025-4 Debt Securitization is backed by a diversified portfolio of middle market commercial loans and participation interests therein. The 2025-4 CLO Notes are scheduled to mature on August 15, 2037; however, the 2025-4 CLO Notes may be redeemed by the 2025-4 Issuer, at the written direction of (i) a majority of the 2025-4 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after August 15, 2027.

The following table presents information on the 2025-4 Debt Securitization as of September 30, 2026:

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

The debt offered in the 2026 Debt Securitization was issued by HLEND CLO 2026-5, LLC (the “2026 Issuer”), an indirect, wholly-owned and consolidated subsidiary of the Company, and consists of (i) Class A-1 Senior Secured Floating Rate Notes (the “2026 CLO Class A-1 Notes”), (ii) Class A-2 Senior Secured Floating Rate Notes (the “2026 CLO Class A-2 Notes”), (iii) Class B Senior Secured Floating Rate Notes (the “2026 CLO Class B Notes” and, together with the 2026 CLO Class A-1 Notes and the 2026 CLO Class A-2 Notes, collectively, the “2026 CLO Secured Notes”), and (iv) subordinated notes (the “2026 CLO Subordinated Notes” and, together with the 2026 CLO Secured Notes, the “2026 CLO Notes”). The 2026 Debt Securitization is backed by a diversified portfolio of middle market commercial loans and participation interests therein. The 2026 CLO Notes are scheduled to mature on April 15, 2039; however, the 2026 CLO Notes may be redeemed by the 2026 Issuer, at the written direction of (i) a majority of the 2026 CLO Subordinated Notes with the consent of the Company or (ii) the Company, in each case, on any business day on or after March 26, 2028.

The following table presents information on the 2026 Debt Securitization as of September 30, 2026:

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

Short-Term Borrowings

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements, whereby the Company sells to a third party an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, generally not to exceed 180 days from the date it was sold (each a “Short Term Financing Transaction”).

In accordance with ASC 860, Transfers and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The repurchase obligation is secured by the respective investment that is the subject of the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s Consolidated Statements of Operations within interest expense. As of September 30, 2026 and December 31, 2025, there were no short-term borrowings outstanding.

As of September 30, 2026 and December 31, 2025, $146.3 million and $170.5 million, respectively, of interest expense and $7.2 million and $1.5 million, respectively, of facility unused commitment fees were included in interest payable.

The following table summarizes the average principal debt outstanding and the weighted average interest rate on all borrowings outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average principal debt outstanding	$11,322,303	$10,932,249	$12,261,317	$9,329,396
Weighted average interest rate(1)	6.38%	6.71%	6.10%	6.88%
(1)The weighted average interest rate includes unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges.

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$160,124	$167,209	$510,122	$437,716
Facility unused commitment fees	9,565	1,517	16,776	6,812
Amortization of deferred financing costs	4,412	2,810	10,538	7,998
Amortization of original issue discount and debt issuance costs	7,804	8,003	22,463	17,839
Net (gain) loss on effective interest rate swaps and hedged items included in interest expense	199	5,256	(741)	9,853
Total interest expense	$182,104	$184,795	$559,158	$480,218
Cash paid for interest expense	$171,322	$165,377	$544,633	$405,823

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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The Company’s investment portfolio may require the Company to provide funding when requested by portfolio companies in accordance with underlying agreements. As of September 30, 2026 and December 31, 2025, the Company’s unfunded investment commitments were as follows:

	September 30, 2026	December 31, 2025
Unfunded revolving loan commitments	$1,321,377	$1,598,098
Unfunded delayed draw loan commitments	851,064	1,817,906
Unfunded preferred equity commitments	289	—
Unfunded structured finance obligation commitments	3,000	5,938
Unfunded LLC commitments	72,917	—
Total Unfunded Commitments	$2,248,647	$3,421,942

As of September 30, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of unfunded commitments remained from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any material pending or threatened litigation.

Note 9. Net Assets

The Company has the authority to issue an unlimited number of Class I, Class D, Class F and Class S common shares of beneficial interest at $0.01 per share par value.

The following table summarizes transactions in common shares of beneficial interest during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	7,343,862	$179,521	35,785,951	$890,003
Share transfers between classes	565,467	13,825	710,663	17,444
Distributions reinvested	1,078,455	26,357	3,453,749	85,518
Share repurchases	(13,530,172)	(330,812)	(39,939,376)	(981,084)
Early repurchase deduction	—	44	—	204
Net increase (decrease)	(4,542,388)	$(111,065)	10,987	$12,085
CLASS D
Subscriptions	—	$—	604,835	$15,248
Share transfers between classes	—	—	—	—
Distributions reinvested	364,980	8,920	1,285,239	31,858
Share repurchases	(2,061,004)	(50,391)	(7,419,113)	(182,345)
Early repurchase deduction	—	9	—	43
Net increase (decrease)	(1,696,024)	$(41,462)	(5,529,039)	$(135,196)
CLASS F
Subscriptions	1,857,505	$45,398	11,789,509	$294,365
Share transfers between classes	(103,225)	(2,522)	(162,208)	(3,999)
Distributions reinvested	2,163,257	52,869	7,256,721	179,761
Share repurchases	(7,595,096)	(185,701)	(22,903,441)	(561,875)
Early repurchase deduction	—	48	—	226
Net increase (decrease)	(3,677,559)	$(89,908)	(4,019,419)	$(91,522)

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS S
Subscriptions	743,206	$18,161	2,991,131	$74,402
Share transfers between classes	(462,242)	(11,303)	(548,455)	(13,445)
Distributions reinvested	262,410	6,413	890,394	22,056
Share repurchases	(1,520,305)	(37,172)	(4,417,821)	(108,435)
Early repurchase deduction	—	7	—	33
Net increase (decrease)	(976,931)	$(23,894)	(1,084,751)	$(25,389)
Total net increase (decrease)	(10,892,902)	$(266,329)	(10,622,222)	$(240,022)

The following table summarizes transactions in common shares of beneficial interest during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	20,669,851	$521,356	68,786,183	$1,746,721
Share transfers between classes	25,263	638	3,269,342	83,176
Distributions reinvested	1,122,512	28,310	3,180,411	80,688
Share repurchases	(2,017,858)	(50,991)	(12,113,319)	(307,091)
Early repurchase deduction	—	13	—	60
Net increase (decrease)	19,799,768	$499,326	63,122,617	$1,603,554
CLASS D
Subscriptions	2,578,928	$65,057	7,974,481	$202,182
Share transfers between classes	433,715	10,933	(2,547,455)	(64,899)
Distributions reinvested	529,293	13,348	1,553,535	39,423
Share repurchases	(1,438,900)	(36,361)	(3,645,010)	(92,332)
Early repurchase deduction	—	4	—	19
Net increase (decrease)	2,103,036	$52,981	3,335,551	$84,393
CLASS F
Subscriptions	14,068,012	$354,817	41,993,991	$1,064,623
Share transfers between classes	(579,532)	(14,609)	(739,533)	(18,684)
Distributions reinvested	2,409,745	60,774	6,581,420	166,942
Share repurchases	(3,249,115)	(82,105)	(6,385,207)	(161,427)
Early repurchase deduction	—	17	—	83
Net increase (decrease)	12,649,110	$318,894	41,450,671	$1,051,537
CLASS S
Subscriptions	5,417,493	$136,639	14,235,984	$361,123
Share transfers between classes	120,554	3,038	17,646	407
Distributions reinvested	260,155	6,561	664,733	16,854
Share repurchases	(277,905)	(7,023)	(503,723)	(12,729)
Early repurchase deduction	—	2	—	10
Net increase (decrease)	5,520,297	$139,217	14,414,640	$365,665
Total net increase (decrease)	40,072,211	$1,010,418	122,323,479	$3,105,149

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV).

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions

The Company declares monthly distribution amounts per share of Class I, Class D, Class F, and Class S common shares of beneficial interest payable monthly in arrears. The record date for each distribution was the last calendar date of the month in which such distribution was declared. The following table presents distributions that were declared on the Common Shares during the nine months ended September 30, 2026:

		Class I		Class D		Class F		Class S
Declaration Date	Payment Date	Total Distribution Per Share(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount
January 27, 2026	February 27, 2026	$0.2150	$42,271	$0.2096	$9,497	$0.2043	$46,383	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.2150	44,672	0.2102	9,686	0.2053	47,429	0.1986	6,673
March 26, 2026	April 30, 2026	0.2100	44,524	0.2047	9,466	0.1994	46,596	0.1920	6,574
April 24, 2026	May 29, 2026	0.2070	42,016	0.2019	8,762	0.1968	45,177	0.1897	6,308
May 27, 2026	June 30, 2026	0.2040	41,663	0.1987	8,651	0.1935	44,665	0.1861	6,235
June 23, 2026	July 31, 2026	0.2020	42,236	0.1970	8,602	0.1919	44,524	0.1849	6,229
July 27, 2026	August 31, 2026	0.1990	39,533	0.1938	8,029	0.1886	42,274	0.1814	5,923
August 25, 2026	September 30, 2026	0.1990	40,222	0.1938	8,053	0.1886	42,531	0.1813	5,874
September 22, 2026	October 30, 2026	0.1990	40,997	0.1940	8,083	0.1890	42,858	0.1819	5,948
Total		$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228
(1)     Distributions per share are net of shareholder servicing and/or distribution fees.
(2)     The total distribution per share includes a variable supplemental distribution per share, which is the same for all share classes in each respective month. The variable supplemental distribution per share declared each month is set forth below.

Declaration Date	Variable Supplemental Distribution Per Share
January 27, 2026	$0.0550
February 27, 2026	0.0550
March 26, 2026	0.0500
April 24, 2026	0.0470
May 27, 2026	0.0440
June 23, 2026	0.0420
July 27, 2026	0.0390
August 25, 2026	0.0390
September 22, 2026	0.0390
Total	$0.4100

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents distributions that were declared and payable on the Common Shares for the nine months ended September 30, 2025, and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I		Class D		Class F		Class S
Declaration Date	Payment Date	Total Distribution Per Share(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount
January 29, 2025	February 28, 2025	$0.2150	$24,733	$0.2096	$8,871	$0.2041	$36,177	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.2150	27,355	0.2101	9,116	0.2052	37,444	0.1983	3,627
March 27, 2025	April 30, 2025	0.2150	28,558	0.2096	9,339	0.2042	38,611	0.1966	3,978
April 25, 2025	May 30, 2025	0.2150	29,299	0.2098	9,178	0.2045	39,480	0.1972	4,374
May 27, 2025	June 30, 2025	0.2150	31,373	0.2096	9,198	0.2043	40,814	0.1967	4,585
June 24, 2025	July 31, 2025	0.2150	33,040	0.2098	9,489	0.2046	42,387	0.1974	4,924
July 23, 2025	August 29, 2025	0.2150	33,412	0.2096	9,703	0.2043	43,253	0.1968	5,157
August 26, 2025	September 30, 2025	0.2150	35,458	0.2096	9,950	0.2043	44,310	0.1968	5,619
September 24, 2025	October 31, 2025	0.2150	36,845	0.2098	10,049	0.2046	45,185	0.1974	6,033
Total		$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)The total distribution per share includes a variable supplemental distribution per share, which is the same for all share classes in each respective month. The variable supplemental distribution per share declared each month was $0.0550 per share.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Company on behalf of its shareholders who do not elect to receive their distributions in cash. As a result, if the Company declares a cash distribution, then shareholders who have not opted out of the Company’s distribution reinvestment plan will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Through September 30, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228

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

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that the Company shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that the Company will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of shareholders for the Company to resume offering to repurchase at least the Baseline Repurchase Amount.

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Percentage of Outstanding Shares Requested to be Repurchased(1)(3)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%	9.25%
June 8, 2026	5.00%	June 30, 2026	$612,378	25,076,907	5.00%	13.30%
September 4, 2026	5.00%	September 30, 2026	$603,151	24,668,750	5.00%	11.44%
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
(3)For each of the first three quarters of 2026, the Company received shareholder repurchase requests that exceeded the Company’s offer to repurchase up to 5% of its outstanding shares with respect to such quarter.

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
(2)Amounts not inclusive of Early Repurchase Deduction.

Note 10. Financial Highlights and Senior Securities

The following are the financial highlights for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.22	$25.22	$25.22	$25.22
Net investment income(1)	1.85	1.81	1.76	1.70
Net unrealized and realized gain (loss)(2)	(0.77)	(0.78)	(0.77)	(0.78)
Net increase (decrease) in net assets resulting from operations	1.08	1.03	0.99	0.92
Distributions from net investment income(3)	(1.85)	(1.80)	(1.76)	(1.69)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.85)	(1.80)	(1.76)	(1.69)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.77)	(0.77)	(0.77)	(0.77)
Net asset value, end of period	$24.45	$24.45	$24.45	$24.45
Shares outstanding, end of period	192,525,864	39,606,169	219,168,777	31,181,540
Total return based on NAV(4)	4.47%	4.27%	4.08%	3.81%
Ratios:
Ratio of net expenses to average net assets(5)	8.89%	9.14%	9.39%	9.74%
Ratio of net investment income to average net assets(5)	9.98%	9.75%	9.49%	9.15%
Portfolio turnover rate	11.96%	11.96%	11.96%	11.96%
Supplemental Data:
Net assets, end of period	$4,707,744	$968,488	$5,359,174	$762,494
Asset coverage ratio	207.7%	207.7%	207.7%	207.7%
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
(5)For the nine months ended September 30, 2026, amounts are annualized except for any capital gains incentive fee, as applicable. The ratio of net expenses to average net assets consisted of the following:

	Nine Months Ended September 30, 2026
	Class I	Class D	Class F	Class S
Interest expense	5.91%	5.91%	5.91%	5.91%
Management fees	1.25	1.25	1.25	1.25
Income based incentive fees	1.43	1.43	1.43	1.43
Capital gains incentive fees	—	—	—	—
Shareholder servicing and/or distribution fees	—	0.25	0.50	0.85
Operating expenses (including excise and other tax expense)	0.30	0.30	0.30	0.30
Ratio of net expenses to average net assets	8.89%	9.14%	9.39%	9.74%
(6)The per share amount rounds to less than $0.01 per share.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

The following are the financial highlights for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Class I	Class D	Class F	Class S
Per Share Data:
Net asset value, beginning of period	$25.59	$25.59	$25.59	$25.59
Net investment income(1)	1.98	1.94	1.89	1.82
Net unrealized and realized gain (loss)(2)	(0.36)	(0.37)	(0.37)	(0.37)
Net increase (decrease) in net assets resulting from operations	1.62	1.57	1.52	1.45
Distributions from net investment income(3)	(1.94)	(1.89)	(1.84)	(1.77)
Distributions from net realized gains(3)	—	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.94)	(1.89)	(1.84)	(1.77)
Early repurchase deduction fees(6)	0.00	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.32)	(0.32)	(0.32)	(0.32)
Net asset value, end of period	$25.27	$25.27	$25.27	$25.27
Shares outstanding, end of period	169,350,179	46,455,932	217,600,686	30,283,318
Total return based on NAV(4)	6.55%	6.35%	6.16%	5.88%
Ratios:
Ratio of net expenses to average net assets(5)	9.00%	9.23%	9.49%	9.87%
Ratio of net investment income to average net assets(5)	10.40%	10.17%	9.91%	9.56%
Portfolio turnover rate	8.32%	8.32%	8.32%	8.32%
Supplemental Data:
Net assets, end of period	$4,280,282	$1,174,151	$5,499,754	$765,408
Asset coverage ratio	195.8%	195.8%	195.8%	195.8%
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
(5)For the nine months ended September 30, 2025, amounts are annualized except for any excise tax and capital gains incentive fee. The ratio of net expenses to average net assets consisted of the following:

	Nine Months Ended September 30, 2025
	Class I	Class D	Class F	Class S
Interest expense	6.11%	6.10%	6.10%	6.13%
Management fees	1.25	1.25	1.25	1.25
Income based incentive fees	1.47	1.47	1.47	1.47
Capital gains incentive fees	(0.12)	(0.13)	(0.12)	(0.12)
Shareholder servicing and/or distribution fees	—	0.25	0.50	0.85
Operating expenses (including excise and other tax expense)	0.29	0.29	0.29	0.29
Ratio of net expenses to average net assets	9.00%	9.23%	9.49%	9.87%
(6)The per share amount rounds to less than $0.01 per share.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below (dollar amounts in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
HLEND A Funding Facility
September 30, 2026	$405,847	2,077.5	—	N/A
December 31, 2025	758,407	1,957.4	—	N/A
December 31, 2024	683,184	2,163.2	—	N/A
December 31, 2023	615,838	2,231.6	—	N/A
December 31, 2022	453,663	2,473.7	—	N/A
HLEND B Funding Facility
September 30, 2026	183,752	2,077.5	—	N/A
December 31, 2025	833,783	1,957.4	—	N/A
December 31, 2024	955,572	2,163.2	—	N/A
December 31, 2023	513,747	2,231.6	—	N/A
December 31, 2022	482,084	2,473.7	—	N/A
HLEND C Funding Facility
September 30, 2026	510,000	2,077.5	—	N/A
December 31, 2025	510,000	1,957.4	—	N/A
December 31, 2024	487,500	2,163.2	—	N/A
December 31, 2023	487,500	2,231.6	—	N/A
HLEND D Funding Facility
September 30, 2026	249,191	2,077.5	—	N/A
December 31, 2025	757,110	1,957.4	—	N/A
December 31, 2024	830,343	2,163.2	—	N/A
December 31, 2023	195,000	2,231.6	—	N/A
HLEND E Funding Facility
September 30, 2026	115,658	2,077.5	—	N/A
December 31, 2025	906,290	1,957.4	—	N/A
December 31, 2024	642,800	2,163.2	—	N/A
Revolving Credit Facility
September 30, 2026	143,353	2,077.5	—	N/A
December 31, 2025	1,742,106	1,957.4	—	N/A
December 31, 2024	1,186,264	2,163.2	—	N/A
December 31, 2023	1,025,294	2,231.6	—	N/A
December 31, 2022	704,819	2,473.7	—	N/A
November 2025 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	170,000	2,163.2	—	N/A
December 31, 2023	170,000	2,231.6	—	N/A
December 31, 2022	170,000	2,473.7	—	N/A
November 2027 Notes
September 30, 2026	155,000	2,077.5	—	N/A
December 31, 2025	155,000	1,957.4	—	N/A
December 31, 2024	155,000	2,163.2	—	N/A
December 31, 2023	155,000	2,231.6	—	N/A
December 31, 2022	155,000	2,473.7	—	N/A
March 2026 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	276,000	2,163.2	—	N/A
December 31, 2023	276,000	2,231.6	—	N/A
March 2028 Notes
September 30, 2026	124,000	2,077.5	—	N/A
December 31, 2025	124,000	1,957.4	—	N/A
December 31, 2024	124,000	2,163.2	—	N/A
December 31, 2023	124,000	2,231.6	—	N/A
September 2027 Notes
September 30, 2026	75,000	2,077.5	—	N/A
December 31, 2025	75,000	1,957.4	—	N/A
December 31, 2024	75,000	2,163.2	—	N/A
December 31, 2023	75,000	2,231.6	—	N/A
September 2028 Notes
September 30, 2026	250,000	2,077.5	—	N/A
December 31, 2025	250,000	1,957.4	—	N/A
December 31, 2024	250,000	2,163.2	—	N/A
December 31, 2023	250,000	2,231.6	—	N/A
January 2029 Notes
September 30, 2026	550,000	2,077.5	—	N/A
December 31, 2025	550,000	1,957.4	—	N/A
December 31, 2024	550,000	2,163.2	—	N/A
September 2029 Notes
September 30, 2026	400,000	2,077.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
January 2028 Notes
September 30, 2026	750,000	2,077.5	—	N/A
December 31, 2025	750,000	1,957.4	—	N/A
April 2032 Notes
September 30, 2026	500,000	2,077.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
June 2027 Notes
September 30, 2026	400,000	2,077.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
June 2030 Notes
September 30, 2026	500,000	2,077.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
September 2028-1 Notes
September 30, 2026	600,000	2,077.5	—	N/A
December 31, 2025	600,000	1,957.4	—	N/A
November 2030 Notes
September 30, 2026	500,000	2,077.5	—	N/A
December 31, 2025	500,000	1,957.4	—	N/A
April 2029 Notes
September 30, 2026	350,000	2,077.5	—	N/A
April 2031 Notes

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
September 30, 2026	400,000	2,077.5	—	N/A
August 2031 Notes
September 30, 2026	600,000	2,077.5	—	N/A
2023 CLO Secured Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	323,000	2,163.2	—	N/A
December 31, 2023	323,000	2,231.6	—	N/A
2023 CLO Refinancing Secured Notes
September 30, 2026	578,000	2,077.5	—	N/A
December 31, 2025	578,000	1,957.4	—	N/A
2024 CLO Secured Notes
September 30, 2026	400,000	2,077.5	—	N/A
December 31, 2025	400,000	1,957.4	—	N/A
December 31, 2024	400,000	2,163.2	—	N/A
2025 CLO Secured Debt
September 30, 2026	850,000	2,077.5	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2025-4 CLO Secured Notes
September 30, 2026	850,000	2,077.5	—	N/A
December 31, 2025	850,000	1,957.4	—	N/A
2026 CLO Secured Notes
September 30, 2026	510,000	2,077.5	—	N/A
Short-Term Borrowings
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	379,081	2,473.7	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Note 11. Joint Ventures

ULTRA III

On June 1, 2023, the Company entered into a limited liability company agreement (as amended, the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle-market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”). The Company and COM will provide capital to ULTRA III in the form of membership interests. The initial maximum investment amounts in ULTRA III for the Company and COM were $200.0 million and $28.6 million, respectively, which correspond to initial membership interests of 87.5% and 12.5%, respectively. The LLC Agreement is effective as of June 1, 2023. The initial term of ULTRA III is 11 years from the commencement of operations, and will continue until an event of termination occurs. The Company’s investment in ULTRA III cannot be transferred without the consent of the anchor members unless such investment is transferred to an affiliate and satisfies certain representations and warranties or in certain other limited circumstances.

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

The Company and COM may, from time-to-time, make additional contributions of capital or may receive returns of capital from ULTRA III. The Company and COM hold membership interests in ULTRA III of 87.5% and 12.5%, respectively. As of September 30, 2026 and December 31, 2025, the contributed capital (net of returns of capital) and unfunded commitments of the Company and COM to ULTRA III were as follows:

	September 30, 2026	December 31, 2025
Total contributed capital (net of returns of capital) by the Company	$419,696	$414,509
Total contributed capital (net of returns of capital) by COM	$59,957	$59,216
Total unfunded commitments from the Company	$305,062	$325,168
Total unfunded commitments from COM	$43,580	$46,453

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

The following table summarizes the Effective Sourcing Fee the Company, through its investment in ULTRA III, paid to COM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective Sourcing Fee	$—	$150	$398	$329

The Company has determined that ULTRA III is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the assets and liabilities of the ULTRA III joint venture.

The Company’s investment in ULTRA III is disclosed on the Company’s Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the schedule of investments of ULTRA III as of September 30, 2026:

Company(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Commercial Services & Supplies
Sentinel Buyer Corp. (4)(6)(8)	SF +	5.00%	8.90%	11/6/2032	$230,800	$228,789	$230,800
Sentinel Buyer Corp. (4)(5)(6)				11/6/2032	19,200	(180)	—
						228,609	230,800	49.11%
Electronic Equipment, Instruments & Components
Bright Light Buyer, Inc. (4)(7)(8)	SF +	6.00%	9.90%	11/8/2029	212,322	209,576	212,322
						209,576	212,322	45.17%
Health Care Equipment & Supplies
EHOB, LLC (4)(7)(9)	SF +	4.50%	8.57%	12/18/2029	75,446	74,537	75,446
						74,537	75,446	16.05%
Health Care Providers & Services
Compsych Investments Corp (4)(6)(9)	SF +	4.75%	8.48%	7/22/2031	148,724	148,213	148,724
Compsych Investments Corp (4)(5)(6)				7/22/2031	43,333	(183)	—
Emerus Holdings, Inc. (4)(7)(9)	SF +	6.25%	10.32%	7/2/2029	245,313	242,860	241,840
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.82%	6/21/2031	127,792	126,499	125,877
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.48%	6/21/2031	34,108	33,734	33,597
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.48%	6/21/2031	51,303	50,883	50,534
FH BMX Buyer, Inc. (4)(5)(6)(9)	SF +	4.75%	8.82%	6/21/2031	49,882	18,676	18,379
FH BMX Buyer, Inc. (4)(6)(9)	SF +	4.75%	8.82%	6/21/2031	88,754	87,952	87,424
Rsource Holdings, LLC (4)(6)(9)	SF +	4.75%	8.82%	11/10/2031	171,938	170,058	165,366
Rsource Holdings, LLC (4)(5)(6)				11/10/2031	50,000	(648)	(1,911)
						878,044	869,830	185.06%
Software
Brandt Information Services, LLC (4)(6)(8)	SF +	4.75%	8.65%	5/31/2030	114,138	113,092	112,442
Brandt Information Services, LLC (4)(6)(8)	SF +	4.75%	8.65%	5/31/2030	40,000	39,689	39,406
Brandt Information Services, LLC (4)(5)(6)(8)	SF +	4.75%	8.65%	5/31/2030	50,000	23,429	23,257
						176,210	175,105	37.26%
Total First Lien Debt						$1,566,976	$1,563,503	332.65%
Total Investment Portfolio						$1,566,976	$1,563,503	332.65%
Cash
Cash						$43,843	$43,843
Total Cash						$43,843	$43,843	9.33%
Total Investment Portfolio and Cash						$1,610,819	$1,607,346	341.98%
(1)Unless otherwise indicated, issuers of debt and equity investments held by ULTRA III are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.
(2)The investments bear interest at a rate that is determined by reference to SOFR, which resets monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2026. Certain investments are subject to a SOFR interest rate floor or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Investments	Commitment Type	Unfunded Commitment	Fair Value
Brandt Information Services, LLC	1st Lien Senior Secured Delayed Draw Loan	$26,000	$(386)
Compsych Investments Corp	1st Lien Senior Secured Delayed Draw Loan	43,333	—
FH BMX Buyer, Inc.	1st Lien Senior Secured Delayed Draw Loan	30,756	(461)
Rsource Holdings, LLC	1st Lien Senior Secured Delayed Draw Loan	50,000	(1,911)
Sentinel Buyer Corp.	1st Lien Senior Secured Delayed Draw Loan	19,200	—
Total		$169,289	$(2,758)

(6)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(7)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.

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
(1)Unless otherwise indicated, issuers of debt and equity investments held by ULTRA III are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.
(2)The investments bear interest at a rate that is determined by reference to SOFR, which resets monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
interest rate floor or rate cap. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

The following table presents the selected statements of assets and liabilities information of ULTRA III as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value (amortized cost of $1,566,976 and $1,501,028 at September 30, 2026 and December 31, 2025, respectively)	$1,563,503	$1,514,360
Cash	43,843	37,543
Interest receivable	11,504	9,546
Receivable for investments	1,563	—
Total assets	$1,620,413	$1,561,449
LIABILITIES
Debt	$1,131,143	$1,068,394
Interest payable and other liabilities	19,260	16,661
Total liabilities	1,150,403	1,085,055
MEMBERS’ EQUITY
Members’ Equity	470,010	476,394
Total Members’ Equity	470,010	476,394
Total liabilities and members’ equity	$1,620,413	$1,561,449

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected statements of operations information of ULTRA III for the three and nine months ended September 30, 2026 and 2025 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Interest income	$37,803	$28,492	$111,446	$83,861
Total investment income	37,803	28,492	111,446	83,861
Expenses:
Interest expense	18,593	13,915	54,243	40,947
Other expenses	666	674	2,138	1,960
Total expenses	19,259	14,589	56,381	42,907
Net investment income before taxes	18,544	13,903	55,065	40,954
Tax expense	—	—	—	289
Net investment income after taxes	18,544	13,903	55,065	40,665
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	3,980	1,143	(16,805)	(1,407)
Net realized and change in unrealized gain (loss) on investments	3,980	1,143	(16,805)	(1,407)
Net increase (decrease) in net assets resulting from operations	$22,524	$15,046	$38,260	$39,258

HLEND Societas JV

On July 24, 2026, the Company and an unaffiliated institutional partner (the “JV Partner”) established HLEND Societas JV, LLC, a joint venture formed for the principal purpose of making investments primarily in senior secured debt and other securities of private U.S. companies within the upper middle market either directly or indirectly, including through its wholly owned, consolidated subsidiary, HLEND Societas JV Holdings, LLC (the “JV SPV”). Investments made by HLEND Societas JV and other material decisions of HLEND Societas JV require the approval of its board of managers (the “HLEND Societas JV Board”), which consists of an equal number of representatives elected, designated or appointed by each of the Company and the JV Partner. Pursuant to the terms of the amended and restated limited liability company agreement of HLEND Societas JV (as may be further amended and/or restated from time to time, the “HLEND Societas JV LLC Agreement”), the Company and the JV Partner each agreed to contribute up to $116.7 million and $350.0 million, respectively, to HLEND Societas JV, which correspond to initial membership interests of 25.0% and 75.0%, respectively. The term of HLEND Societas JV is 36 months from the date of the HLEND Societas JV LLC Agreement, subject to extension with approval of the HLEND Societas JV Board, after which HLEND Societas JV will commence an orderly wind-up. The Company’s interests in HLEND Societas JV cannot be transferred or assigned without approval of the HLEND Societas JV Board, unless its entire interest is transferred to an affiliate and certain other conditions are satisfied. In addition, the Company may withdraw from HLEND Societas JV only in the limited circumstances specified in the HLEND Societas JV LLC Agreement.

For the three and nine months ended September 30, 2026, HLEND Societas JV did not declare any distributions.

The composition of HLEND Societas JV’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$697,782	$699,972	100.00%
Total	$697,782	$699,972	100.00%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
As of September 30, 2026, HLEND Societas JV had unfunded delayed draw term loans in the aggregate principal amount of $217.3 million.

The industry composition of investments at fair value was as follows:

	September 30, 2026
	Fair Value	% of Total Investments at Fair Value
Aerospace & Defense	$34,486	4.93%
Air Freight & Logistics	4,087	0.58
Building Products	9,487	1.36
Capital Markets	14,278	2.04
Commercial Services & Supplies	43,998	6.29
Construction & Engineering	8,358	1.19
Consumer Staples Distribution & Retail	13,604	1.94
Diversified Consumer Services	10,407	1.49
Electric Utilities	2,636	0.38
Electrical Equipment	7,630	1.09
Electronic Equipment, Instruments & Components	3,300	0.47
Financial Services	36,721	5.25
Food Products	3,709	0.53
Health Care Equipment & Supplies	34,247	4.89
Health Care Providers & Services	157,005	22.43
Health Care Technology	2,597	0.37
Hotels, Restaurants & Leisure	15,032	2.15
Insurance	20,035	2.86
IT Services	6,526	0.93
Life Sciences Tools & Services	35,828	5.12
Machinery	8,417	1.20
Media	5,332	0.76
Metals & Mining	3,311	0.47
Personal Care Products	9,089	1.30
Pharmaceuticals	3,794	0.54
Professional Services	40,210	5.74
Real Estate Management & Development	5,200	0.74
Software	137,723	19.68
Trading Companies & Distributors	11,519	1.65
Wireless Telecommunication Services	11,406	1.63
Total	$699,972	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$674,048	$676,496	96.65%	368.03%
Canada	17,703	17,440	2.49	9.49
United Kingdom	6,031	6,036	0.86	3.28
Total	$697,782	$699,972	100.00%	380.80%

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
HLEND Societas JV’s subscription facility with Sumitomo Mitsui Banking Corporation, which is non-recourse to the Company (although the Company’s commitment to the HLEND Societas JV has been pledged to the lenders), had $133.7 million outstanding as of September 30, 2026. The JV SPV’s asset-based credit facility with Société Générale, which is non-recourse to the Company, had $400.0 million outstanding as of September 30, 2026.

The Company may sell portions of its investments via assignment to HLEND Societas JV. During the three months ended September 30, 2026, HLEND Societas JV acquired assets from the Company with an aggregate fair value of $695.9 million (funded principal of $707.7 million and unfunded principal of $258.3 million, of which $1.8 million and $23.0 million of funded and unfunded principal was unsettled as of September 30, 2026, respectively). For both the three and nine months ended September 30, 2026, the Company realized a net loss on the sales of these investments to HLEND Societas JV of $(4.1) million. The sale of the investments met the criteria set forth in ASC 860 Transfers and Servicing, for treatment as a sale and satisfies the following conditions:

•assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;
•each participant has the right to pledge or exchange the assigned investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and
•the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets.

The Company has determined that HLEND Societas JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. The Company and the JV Partner have equal voting rights in HLEND Societas JV. The Company does not consolidate the assets and liabilities of HLEND Societas JV.

The Company’s interest in HLEND Societas JV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2026.

The Company and the JV Partner hold membership interests in HLEND Societas JV of 25.0% and 75.0%, respectively. As of September 30, 2026, the contributed capital and unfunded commitments of the Company and the JV Partner to HLEND Societas JV were as follows:

September 30, 2026
Total contributed capital by the Company	$43,750
Total contributed capital by the JV Partner	$131,250
Total unfunded commitments from the Company	$72,917
Total unfunded commitments from the JV Partner	$218,750

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no additional subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of September 30, 2026, except as discussed below.

Subscriptions

The Company received $140.1 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective October 1, 2026.

The Company received $66.9 million of net proceeds relating to the issuance of Class I shares, Class D shares, Class F shares and Class S shares for subscriptions effective November 1, 2026.

HPS Corporate Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)
Distributions Declarations

On October 23, 2026, the Company declared net distributions of $0.1600 per Class I share, $0.1548 per Class D share, $0.1496 per Class F share, and $0.1423 per Class S share, all of which are payable on or about November 30, 2026 to shareholders of record as of October 31, 2026. Additionally, the Company declared variable supplemental distributions of $0.0390 for all share classes outstanding, all of which are payable on or about November 30, 2026 to shareholders of record as of October 31, 2026.

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

Portfolio and Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended September 30,
	2026	2025
Total investments, beginning of period	$24,437,240	$20,464,154
New investments purchased including net revolver activity	712,385	3,927,107
Payment-in-kind interest and dividends capitalized	31,542	32,194
Net accretion of discount and amortization of premium on investments	32,985	25,396
Net realized gain (loss) on investments	(39,292)	13,709
Investments sold or repaid	(2,603,812)	(877,395)
Total investments, end of period	$22,571,048	$23,585,165

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.6%	9.5%
Weighted average yield on debt and income producing investments, at fair value(1)	9.6%	9.4%
Weighted average yield on total portfolio, at amortized cost(2)	9.4%	9.4%
Weighted average yield on total portfolio, at fair value(2)	9.5%	9.3%
Number of portfolio companies	363	380
Weighted average EBITDA (in millions)(3)	$269	$255
Weighted average loan-to-value (“LTV”)(4)	39%	39%
Percentage of performing debt and income producing investments bearing a floating rate, at fair value(5)	98.7%	99.2%
Percentage of performing debt and income producing investments bearing a fixed rate, at fair value(5)	1.3%	0.8%
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
(5)Excludes investments in joint ventures.

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$21,304,488	$21,130,192	94.63%	$24,169,132	$24,395,495	96.29%
Second lien debt	26,972	27,425	0.12	26,807	27,881	0.11
Other secured debt	270,774	266,461	1.19	223,932	226,763	0.89
Unsecured debt	79,309	49,844	0.22	60,746	60,145	0.24
Structured finance investments	68,953	66,516	0.30	88,264	88,664	0.35
Investments in joint ventures	450,806	457,213	2.05	402,400	416,244	1.64
Equity investments	369,746	332,600	1.49	138,127	122,228	0.48
Total	$22,571,048	$22,330,251	100.00%	$25,109,408	$25,337,420	100.00%

As of September 30, 2026 and December 31, 2025, we had certain investments in five and seven portfolio companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments(1)	$21,636,851	99.60%	$24,651,069	99.26%
Non-accrual(2)	87,916	0.40	184,539	0.74
Total	$21,724,767	100.00%	$24,835,608	100.00%
(1)Excludes investments in joint ventures.
(2)Investments on non-accrual represented 0.83% and 1.08% of amortized cost of total debt and income producing investments as of September 30, 2026 and December 31, 2025, respectively.

The table below describes investments by industry composition based on fair value as of September 30, 2026 as compared to December 31, 2025.

	September 30, 2026	December 31, 2025
Aerospace & Defense	5.87%	5.13%
Air Freight & Logistics	0.38	0.34
Asset Based Lending and Fund Finance	0.51	0.49
Automobile Components	0.68	1.14
Automobiles	0.08	—
Beverages	0.43	0.39
Broadline Retail	0.11	0.10
Building Products	1.24	1.06
Capital Markets	1.33	1.35
Chemicals	0.68	0.66
Commercial Services & Supplies	5.58	4.86
Communications Equipment	0.25	0.22
Construction & Engineering	0.54	0.47
Consumer Finance	0.09	0.10
Consumer Staples Distribution & Retail	2.31	2.06
Containers & Packaging	0.13	0.79
Distributors	0.03	0.06
Diversified Consumer Services	2.03	3.03
Diversified Telecommunication Services	0.12	0.07
Electric Utilities	0.37	0.30
Electrical Equipment	0.53	0.50
Electronic Equipment, Instruments & Components	0.67	1.06
Energy Equipment & Services	0.33	0.29

	September 30, 2026	December 31, 2025
Entertainment	0.53	2.31
Financial Services	6.07	5.53
Food Products	0.41	0.70
Gas Utilities	0.16	0.16
Health Care Equipment & Supplies	4.09	3.92
Health Care Providers & Services	13.58	12.50
Health Care Technology	0.44	0.44
Hotels, Restaurants & Leisure	3.79	3.24
Household Durables	0.31	0.27
Independent Power and Renewable Electricity Producers	1.09	1.13
Insurance	2.51	2.67
Interactive Media & Services	1.14	0.59
Investments in Joint Ventures	2.05	1.64
IT Services	2.19	1.93
Life Sciences Tools & Services	3.42	3.52
Machinery	1.28	1.21
Media	1.19	1.60
Metals & Mining	0.88	0.84
Mortgage Real Estate Investment Trusts (REITs)	0.01	—
Multi-Utilities	—	0.02
Oil, Gas & Consumable Fuels	0.00	0.01
Passenger Airlines	0.03	—
Personal Care Products	0.77	0.74
Pharmaceuticals	2.24	2.46
Professional Services	4.49	4.07
Real Estate Management & Development	0.32	0.41
Semiconductors & Semiconductor Equipment	0.08	0.05
Software	18.27	18.83
Specialty Retail	1.39	1.50
Structured Finance	0.30	0.35
Textiles, Apparel & Luxury Goods	0.23	0.22
Trading Companies & Distributors	1.09	1.12
Transportation Infrastructure	0.37	0.34
Wireless Telecommunication Services	0.99	1.21
Total	100.00%	100.00%

The table below describes investments by geographic composition based on fair value:

	September 30, 2026	December 31, 2025
United States	82.43%	82.10%
United Kingdom	6.52	7.11
Sweden	2.44	2.28
Australia	1.80	1.59
Spain	1.45	1.13
Canada	0.99	0.70
Germany	0.83	1.06
Lithuania	0.81	0.54
France	0.76	1.21
Belgium	0.74	0.65
New Zealand	0.23	—
Taiwan	0.23	0.20
Israel	0.20	0.18
Czech Republic	0.18	0.25
Italy	0.18	0.17
Singapore	0.16	0.14
Chile	0.05	—
Austria	—	0.67
Ireland	—	0.01
Netherlands	—	0.01
Total	100.00%	100.00%

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

ULTRA III, LLC

On June 1, 2023, the Company entered into a limited liability company agreement (the “LLC Agreement”) with the Capital One Member (“COM”) to establish a joint venture to make certain unitranche loans to U.S. middle market companies. The joint venture is called ULTRA III, LLC (“ULTRA III”).

As of September 30, 2026, the Company and COM have committed to contribute up to $750.0 million and $107.1 million, respectively, of capital to ULTRA III. As of September 30, 2026, the Company had contributed (net of returns of capital) $419.7 million and COM had contributed (net of returns of capital) $60.0 million of capital and $305.1 million and $43.6 million of unfunded commitments remained from the Company and COM, respectively. The Company and COM own 87.5% and 12.5%, respectively, of the membership interests of ULTRA III. All portfolio decisions and generally all other decisions in respect of ULTRA III must be approved by a credit committee of ULTRA III consisting of representatives of the Company and COM (generally with approval from a representative of each required). The Company and COM have equal voting rights with respect to the joint venture. The Company does not consolidate the ULTRA III joint venture.

The following table is a summary of ULTRA III’s portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Total senior secured debt investments at fair value	$1,563,503	$1,514,360
Number of portfolio companies	8	8
Weighted average yield on debt investments, at amortized cost(1)	9.5%	9.3%
Weighted average yield on debt investments, at fair value(1)	9.5%	9.2%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%	—%
Percentage of assets on non-accrual(2)	—%	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of ULTRA III. ULTRA III had no assets on non-accrual as of September 30, 2026 and December 31, 2025.

HLEND Societas JV, LLC

On July 24, 2026, the Company and an unaffiliated institutional partner (the “JV Partner”) established HLEND Societas JV, LLC (“HLEND Societas JV”), a joint venture formed for the principal purpose of making investments primarily in senior secured debt and other securities of private U.S. companies within the upper middle market either directly or indirectly, including through its wholly owned subsidiary, HLEND Societas JV Holdings, LLC (the “JV SPV”).

As of September 30, 2026, the Company and the JV Partner have committed to contribute up to $116.7 million and $350.0 million, respectively, of capital to HLEND Societas JV. As of September 30, 2026, the Company had contributed $43.8 million and the JV Partner had contributed $131.3 million of capital and $72.9 million and $218.8 million of unfunded commitments remained from the Company and the JV Partner, respectively. The Company and the JV Partner own 25.0% and 75.0%, respectively, of the membership interests of HLEND Societas JV. Investments made by HLEND Societas JV and other material decisions of HLEND Societas JV require the approval of its board of managers, which consists of an equal number of representatives elected, designated or appointed by each of the Company and the JV Partner. The Company does not consolidate HLEND Societas JV.

The following table is a summary of HLEND Societas JV’s portfolio as of September 30, 2026:

September 30, 2026
Total senior secured debt investments at fair value	$699,972
Number of portfolio companies	110
Weighted average yield on debt investments, at amortized cost(1)	9.2%
Weighted average yield on debt investments, at fair value(1)	9.1%
Percentage of performing debt investments bearing a floating rate, at fair value	100.0%
Percentage of performing debt investments bearing a fixed rate, at fair value	—%
Percentage of assets on non-accrual(2)	—%
(1)Computed as the annual stated interest rate or yield plus the annual accretion of discounts and less any annual amortization of premiums, as applicable, on accruing debt securities, divided by total accruing debt securities (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of fair value of investments of HLEND Societas JV. HLEND Societas JV had no assets on non-accrual as of September 30, 2026.

Results of Operations

The following table represents our operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$585,427	$576,489	$1,786,043	$1,525,995
Total expenses	281,219	279,526	863,635	724,894
Net investment income before tax expense	304,208	296,963	922,408	801,101
Excise and other tax expense	3,150	1,810	5,774	5,485
Net investment income after tax expense	301,058	295,153	916,634	795,616
Net realized gain (loss)	(66,293)	(12,987)	(87,610)	(165,225)
Net change in unrealized appreciation (depreciation)	70,201	29,072	(312,305)	24,410
Net increase (decrease) in net assets resulting from operations	$304,966	$311,238	$516,719	$654,801

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

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$534,892	$529,730	$1,629,937	$1,403,906
Payment-in-kind interest income	31,047	33,973	92,079	82,808
Dividend income	19,112	12,217	60,220	38,183
Other income	376	569	3,807	1,098
Total investment income	$585,427	$576,489	$1,786,043	$1,525,995

Total investment income increased to $585.4 million for the three months ended September 30, 2026, from $576.5 million for the same period in the prior year, primarily driven by an increase in our non-recurring interest income related to portfolio paydowns and increased dividend income. Interest income increased as a result of an increase in non-recurring interest income of $28.3 million earned for the three months ended September 30, 2026 as compared to $9.6 million for the same period in the prior year. This was partially offset by lower average SOFR rates as compared to the same period in the prior year. The increase in dividend income is primarily due to the increase in our income producing preferred equity positions which increased dividend income by $5.4 million for the three months ended September 30, 2026 as compared to the same period in the prior year.

Total investment income increased to $1,786.0 million for the nine months ended September 30, 2026, from $1,526.0 million for the same period in the prior year, primarily driven by our deployment of capital, the increased balance of our investments, an increase in our non-recurring interest income related to portfolio paydowns and increased dividend income. Interest income increased as a result of an increase in our average outstanding accruing debt investments’ funded par of $23,970.1 million during the current period as compared to $19,819.5 million for the same period in the prior year, and an increase in non-recurring interest income of $48.6 million earned in the nine months ended September 30, 2026 as compared to $19.2 million for the same period in the prior year. This was partially offset by lower average SOFR rates during the nine months ended September 30, 2026 as compared to the same period in the prior year. As of September 30, 2026, the fair value of our performing debt and other income producing investments was $22,094.1 million, with a weighted average yield at fair value of 9.6%. As of September 30, 2025, the fair value of our performing debt and other income producing investments was $23,627.4 million, with a weighted average yield on debt and income producing securities at fair value of 9.8%.

PIK income represented 5.5% and 5.4%, respectively, of total investment income for the three and nine months ended September 30, 2026, as compared to 6.1% and 5.7%, respectively, for the same periods in the prior year. We expect that PIK income will vary based on the elections of certain borrowers.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$182,104	$184,795	$559,158	$480,218
Management fees	38,646	36,223	118,017	97,992
Income based incentive fees	44,335	43,473	135,006	115,364
Capital gains incentive fees	—	—	—	(12,950)
Shareholder servicing and/or distribution fees
Class D	639	749	2,017	2,132
Class F	6,944	6,879	21,184	18,964
Class S	1,700	1,534	5,207	3,788
Professional fees	2,609	1,448	7,371	4,764
Board of Trustees’ fees	160	149	471	463
Administrative service expenses	881	578	2,717	3,335
Other general & administrative	2,334	3,498	10,113	9,692
Amortization of continuous offering costs	867	200	2,374	1,132
Excise and other tax expense	3,150	1,810	5,774	5,485
Total expenses (including excise and other tax expense)	$284,369	$281,336	$869,409	$730,379

Interest Expense

For the three months ended September 30, 2026, total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) decreased to $182.1 million from $184.8 million for the same period in the prior year, primarily driven by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) to 6.38% from 6.71%.

For the nine months ended September 30, 2026, total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) increased to $559.2 million from $480.2 million for the same period in the prior year, primarily driven by increased borrowings under the Unsecured Notes (as defined in Note 7 to the consolidated financial statements) and debt securitization issuances. The average principal debt outstanding increased to $12,261.3 million for the nine months ended September 30, 2026 from $9,329.4 million for the same period in the prior year. This was partially offset by a decrease in our weighted average interest rate (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts, and the net interest on interest rate swaps accounted for as hedges) to 6.10% as compared to 6.88% for the same period in the prior year.

Management Fees

Management fees increased to $38.6 million and $118.0 million, respectively, for the three and nine months ended September 30, 2026, from $36.2 million and $98.0 million, respectively, for the same periods in the prior year primarily due to an increase in net assets. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

Income based incentive fees increased to $44.3 million and $135.0 million, respectively, for the three and nine months ended September 30, 2026, from $43.5 million and $115.4 million, respectively, for the same periods in the prior year primarily due to our deployment of capital and an increase in Pre-Incentive Fee Net Investment Income Returns.

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

There were no capital gains based incentive fees incurred for the three and nine months ended September 30, 2026, as compared to no accrual and a reversal of $(12.9) million, respectively, for the same periods in the prior year, as we remained in a cumulative net realized and unrealized loss position throughout the current period. By contrast, we entered 2025 in a net realized and unrealized gain position and incurred net realized and unrealized losses for the nine months ended September 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Shareholder Servicing and/or Distribution Fees

Shareholder servicing and/or distribution fees increased to $9.3 million and $28.4 million, respectively, for the three and nine months ended September 30, 2026, from $9.2 million and $24.9 million, respectively, for the same periods in the prior year primarily due to an increase in shares outstanding.

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

Total other expenses increased to $6.9 million and $23.0 million, respectively, for the three and nine months ended September 30, 2026, from $5.9 million and $19.4 million, respectively, for the same periods in the prior year, primarily driven by an increase of professional fees and offering costs due to servicing a growing portfolio.

Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and nine months ended September 30, 2026, the Administrator charged $0.9 million and $2.7 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, an increase from $0.6 million for the three months ended September 30, 2025 and a decrease from $3.3 million for the nine months ended September 30, 2025.

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

We incurred $2.5 million and $5.1 million, respectively, of U.S. federal excise tax for the three and nine months ended September 30, 2026, as compared to $1.8 million and $5.2 million, respectively, for the same periods in the prior year.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(39,292)	$13,709	$(43,026)	$(33,597)
Foreign currency forward contracts	(4,164)	(28,365)	(852)	(132,739)
Foreign currency transactions	(22,837)	1,669	(43,732)	1,111
Net realized gain (loss)	$(66,293)	$(12,987)	$(87,610)	$(165,225)

For the three months ended September 30, 2026, we generated net realized gains (losses) on investments of $(39.3) million, driven by net realized losses of $(3.7) million from the sale of private investments, net realized losses of $(3.1) million primarily from the sale of syndicated loans and realized losses of $(44.3) million on the restructuring of two private debt investments (realized losses on Medallia Inc of $(40.8) million and Baart Programs, Inc. of $(3.5) million), and offset by foreign currency net realized gains on investments of $11.8 million (included in realized losses on investments). There were realized losses on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the EUR and GBP exchange rates, which were offset by unrealized gains on foreign currency as described below.

For the nine months ended September 30, 2026, we generated net realized gains (losses) on investments of $(43.0) million, driven by net realized losses of $(3.1) million from the sale of private investments, net realized losses of $(6.2) million primarily from the sale of syndicated loans and realized losses of $(93.6) million on the restructuring of six private debt investments (realized losses on Foundation Automotive US Corp of $(16.6) million, Daphne S.P.A. of $(15.8) million, DCA Acquisition Holdings LLC of $(1.4) million, Spanx, LLC of $(15.7) million, Medallia Inc of $(40.8) million and Baart Programs, Inc. of $(3.5) million), and offset by foreign currency net realized gains on investments of $60.0 million (included in realized losses on investments). There were realized losses on foreign currency transactions, as a result of repayments of foreign borrowings and conversions of foreign cash balances, primarily attributable to fluctuations in the GBP and EUR exchange rates, which were offset by realized and unrealized gains on foreign currency as described below.

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

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$17,659	$(42,637)	$(419,146)	$191,291
Non-controlled/affiliated investments	(8,349)	(258)	(42,226)	895
Controlled/affiliated investments	9,095	1,903	(7,437)	(909)
Foreign currency forward contracts	25,127	60,336	76,844	(48,816)
Translation of assets and liabilities in foreign currencies	26,669	9,728	79,660	(118,051)
Net change in unrealized appreciation (depreciation)	$70,201	$29,072	$(312,305)	$24,410

For the three months ended September 30, 2026, the change in unrealized appreciation (depreciation) on the investment portfolio was $49.7 million (excluding the impact of foreign currency) largely due to the reversal of previously recognized unrealized losses upon the restructurings of Medallia Inc and Baart Programs, Inc., which was partially offset by foreign currency unrealized losses of $(31.3) million on investments (included in unrealized gains on investments) primarily as a result of fluctuations in the EUR exchange rate. The remaining $51.8 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations (primarily the EUR, GBP and AUD exchange rates) impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

For the nine months ended September 30, 2026, the change in unrealized appreciation (depreciation) on the investment portfolio was $(316.0) million (excluding the impact of foreign currency) due to spread widening in both the public and private credit markets and certain credit specific write-downs in our private portfolio, which was coupled with foreign currency unrealized losses of $(152.8) million on investments (included in unrealized losses on investments) primarily as a result of fluctuations in the EUR and GBP exchange rates. The remaining $156.5 million of the net unrealized appreciation (depreciation) represents the net unrealized gains as a result of foreign currency fluctuations (primarily the EUR and GBP exchange rates) impacting the value of our foreign currency forward contracts, foreign debt and cash balances.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Realized gains (losses) on foreign currency:
Investments	$11,820		$23,328	$59,972	$26,529
Foreign currency forward contracts	(4,164)		(28,365)	(852)	(132,739)
Foreign currency transactions	(22,837)		1,669	(43,732)	1,111
Net realized gains/(losses)	$(15,181)		$(3,368)	$15,388	$(105,099)
		.
Unrealized gains (losses) on foreign currency:
Investments	(31,269)		(56,281)	(152,821)	273,677
Foreign currency forward contracts	25,127		60,336	76,844	(48,816)
Translation of assets and liabilities in foreign currencies	26,669		9,728	79,660	(118,051)
Net unrealized gains (losses)	$20,527		$13,783	$3,683	$106,810
Net realized and unrealized gains/(losses):	$5,346		$10,415	$19,071	$1,711

For the three and nine months ended September 30, 2026, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $5.3 million and $19.1 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2026, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

For the three and nine months ended September 30, 2025, the net realized and unrealized gains/(losses) on foreign currency fluctuations impacting the value of the investment portfolio, foreign currency forward contracts, and foreign debt and cash balances were $10.4 million and $1.7 million, respectively. When we are hedging foreign currency exposure through forward contracts and the local currency base rate (i.e., funding cost) is lower or higher than our functional currency, there is positive or negative “carry” embedded in the forward contract. For the three and nine months ended September 30, 2025, the net gains on foreign currency were driven primarily by the positive carry from base rate differentials on forward contracts for local currencies versus the U.S. Dollar.

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous offering of common shares of beneficial interest, par value $0.01 per share (the “Common Shares”), proceeds from net borrowings on our Credit Facilities, Unsecured Note issuances and debt securitization issuances, income earned and repayments on principal on our debt investments, and proceeds from investment sales. The primary uses of our cash and cash equivalents are for (i) originating and purchasing debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings, (iv) funding repurchases under our share repurchase program and (v) cash distributions to our shareholders.

As of September 30, 2026, we had several asset-based leverage facilities, a corporate-level revolving credit facility, unsecured note issuances and debt securitization issuances. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $10,949.8 million of principal debt outstanding and our asset coverage ratio was 207.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of September 30, 2026, taken together with our $6,667.2 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2026, we had significant amounts payable and commitments for existing and new investments, which we planned to fund using our available borrowing capacity under our credit facilities. Additionally, we held $1,640.2 million of syndicated loans and other liquid investments as of September 30, 2026, which could provide additional liquidity if necessary.

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

As of September 30, 2026, we had $936.9 million in cash and cash equivalents. During the nine months ended September 30, 2026, cash provided by operating activities was $3,370.4 million, primarily as a result of proceeds from sale of investments and principal repayments of $5,592.1 million, cash provided by other operating activities of $694.8 million and partially offset by funding portfolio investments of $2,916.4 million. Cash used in financing activities was $(3,024.2) million during the period, primarily as a result of share repurchases of $(1,702.3) million, net borrowings (repayments) of $(1,957.6) million and $(605.2) million of distributions paid, and partially offset by new share issuances related to $1,274.0 million of subscriptions.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	7,343,862	$179,521	35,785,951	$890,003
Share transfers between classes	565,467	13,825	710,663	17,444
Distributions reinvested	1,078,455	26,357	3,453,749	85,518
Share repurchases	(13,530,172)	(330,812)	(39,939,376)	(981,084)
Early repurchase deduction	—	44	—	204
Net increase (decrease)	(4,542,388)	$(111,065)	10,987	$12,085
CLASS D
Subscriptions	—	$—	604,835	$15,248
Share transfers between classes	—	—	—	—
Distributions reinvested	364,980	8,920	1,285,239	31,858
Share repurchases	(2,061,004)	(50,391)	(7,419,113)	(182,345)
Early repurchase deduction	—	9	—	43
Net increase (decrease)	(1,696,024)	$(41,462)	(5,529,039)	$(135,196)
CLASS F
Subscriptions	1,857,505	$45,398	11,789,509	$294,365
Share transfers between classes	(103,225)	(2,522)	(162,208)	(3,999)
Distributions reinvested	2,163,257	52,869	7,256,721	179,761
Share repurchases	(7,595,096)	(185,701)	(22,903,441)	(561,875)
Early repurchase deduction	—	48	—	226
Net increase (decrease)	(3,677,559)	$(89,908)	(4,019,419)	$(91,522)
CLASS S
Subscriptions	743,206	$18,161	2,991,131	$74,402
Share transfers between classes	(462,242)	(11,303)	(548,455)	(13,445)
Distributions reinvested	262,410	6,413	890,394	22,056
Share repurchases	(1,520,305)	(37,172)	(4,417,821)	(108,435)
Early repurchase deduction	—	7	—	33
Net increase (decrease)	(976,931)	$(23,894)	(1,084,751)	$(25,389)
Total net increase (decrease)	(10,892,902)	$(266,329)	(10,622,222)	$(240,022)

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	20,669,851	$521,356	68,786,183	$1,746,721
Share transfers between classes	25,263	638	3,269,342	83,176
Distributions reinvested	1,122,512	28,310	3,180,411	80,688
Share repurchases	(2,017,858)	(50,991)	(12,113,319)	(307,091)
Early repurchase deduction	—	13	—	60
Net increase (decrease)	19,799,768	$499,326	63,122,617	$1,603,554
CLASS D
Subscriptions	2,578,928	$65,057	7,974,481	$202,182
Share transfers between classes	433,715	10,933	(2,547,455)	(64,899)
Distributions reinvested	529,293	13,348	1,553,535	39,423
Share repurchases	(1,438,900)	(36,361)	(3,645,010)	(92,332)
Early repurchase deduction	—	4	—	19
Net increase (decrease)	2,103,036	$52,981	3,335,551	$84,393
CLASS F
Subscriptions	14,068,012	$354,817	41,993,991	$1,064,623
Share transfers between classes	(579,532)	(14,609)	(739,533)	(18,684)
Distributions reinvested	2,409,745	60,774	6,581,420	166,942
Share repurchases	(3,249,115)	(82,105)	(6,385,207)	(161,427)
Early repurchase deduction	—	17	—	83
Net increase (decrease)	12,649,110	$318,894	41,450,671	$1,051,537
CLASS S
Subscriptions	5,417,493	$136,639	14,235,984	$361,123
Share transfers between classes	120,554	3,038	17,646	407
Distributions reinvested	260,155	6,561	664,733	16,854
Share repurchases	(277,905)	(7,023)	(503,723)	(12,729)
Early repurchase deduction	—	2	—	10
Net increase (decrease)	5,520,297	$139,217	14,414,640	$365,665
Total net increase (decrease)	40,072,211	$1,010,418	122,323,479	$3,105,149

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable on our Common Shares for the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I		Class D		Class F		Class S
Declaration Date	Payment Date	Total Distribution Per Share(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount
January 27, 2026	February 27, 2026	$0.2150	$42,271	$0.2096	$9,497	$0.2043	$46,383	$0.1968	$6,464
February 27, 2026	March 31, 2026	0.2150	44,672	0.2102	9,686	0.2053	47,429	0.1986	6,673
March 26, 2026	April 30, 2026	0.2100	44,524	0.2047	9,466	0.1994	46,596	0.1920	6,574
April 24, 2026	May 29, 2026	0.2070	42,016	0.2019	8,762	0.1968	45,177	0.1897	6,308
May 27, 2026	June 30, 2026	0.2040	41,663	0.1987	8,651	0.1935	44,665	0.1861	6,235
June 23, 2026	July 31, 2026	0.2020	42,236	0.1970	8,602	0.1919	44,524	0.1849	6,229
July 27, 2026	August 31, 2026	0.1990	39,533	0.1938	8,029	0.1886	42,274	0.1814	5,923
August 25, 2026	September 30, 2026	0.1990	40,222	0.1938	8,053	0.1886	42,531	0.1813	5,874
September 22, 2026	October 30, 2026	0.1990	40,997	0.1940	8,083	0.1890	42,858	0.1819	5,948
Total		$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228
(1)    Distributions per share are net of shareholder servicing and/or distribution fees.
(2)     The total distribution per share includes a variable supplemental distribution per share, which is the same for all share classes in each respective month. The variable supplemental distribution per share declared each month is set forth below.

Declaration Date	Variable Supplemental Distribution Per Share
January 27, 2026	$0.0550
February 27, 2026	0.0550
March 26, 2026	0.0500
April 24, 2026	0.0470
May 27, 2026	0.0440
June 23, 2026	0.0420
July 27, 2026	0.0390
August 25, 2026	0.0390
September 22, 2026	0.0390
Total	$0.4100

The following table summarizes our distributions declared and payable on our Common Shares for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts), and the record date for each distribution was the last calendar date of the month in which such distribution was declared:

		Class I		Class D		Class F		Class S
Declaration Date	Payment Date	Total Distribution Per Share(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount	Total Distribution Per Share(1)(2)	Distribution Amount
January 29, 2025	February 28, 2025	$0.2150	$24,733	$0.2096	$8,871	$0.2041	$36,177	$0.1965	$3,363
February 26, 2025	March 31, 2025	0.2150	27,355	0.2101	9,116	0.2052	37,444	0.1983	3,627
March 27, 2025	April 30, 2025	0.2150	28,558	0.2096	9,339	0.2042	38,611	0.1966	3,978
April 25, 2025	May 30, 2025	0.2150	29,299	0.2098	9,178	0.2045	39,480	0.1972	4,374
May 27, 2025	June 30, 2025	0.2150	31,373	0.2096	9,198	0.2043	40,814	0.1967	4,585
June 24, 2025	July 31, 2025	0.2150	33,040	0.2098	9,489	0.2046	42,387	0.1974	4,924
July 23, 2025	August 29, 2025	0.2150	33,412	0.2096	9,703	0.2043	43,253	0.1968	5,157
August 26, 2025	September 30, 2025	0.2150	35,458	0.2096	9,950	0.2043	44,310	0.1968	5,619
September 24, 2025	October 31, 2025	0.2150	36,845	0.2098	10,049	0.2046	45,185	0.1974	6,033
Total		$1.9350	$280,073	$1.8875	$84,893	$1.8401	$367,661	$1.7737	$41,660
(1)Distributions per share are net of shareholder servicing and/or distribution fees.
(2)The total distribution per share includes a variable supplemental distribution per share, which is the same for all share classes in each respective month. The variable supplemental distribution per share declared each month was $0.0550 per share.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026:

	Class I		Class D		Class F		Class S
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228
Net realized gains	—	—	—	—	—	—	—	—
Total	$1.8500	$378,134	$1.8037	$78,829	$1.7574	$402,437	$1.6927	$56,228

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

Share Repurchase Program

At the discretion of the Board, we have a share repurchase program in which we may repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter (the “Baseline Repurchase Amount”). The Board may amend or suspend the share repurchase program if it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. In the event the Board determines, in any particular quarter, that we shall offer to repurchase less than the Baseline Repurchase Amount, or to amend the share repurchase program such that we will offer to repurchase less than the Baseline Repurchase Amount on a going forward basis, the Board will consider, on an at least quarterly basis, whether it is in the best interest of our shareholders to resume offering to repurchase at least the Baseline Repurchase Amount.

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

The following tables summarize the share repurchases completed during the nine months ended September 30, 2026 and 2025:

Repurchase Request Deadline	Percentage of Outstanding Shares We Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Percentage of Outstanding Shares Requested to be Repurchased(1)(3)
March 4, 2026	5.00%	March 31, 2026	$610,994	24,646,802	5.00%	9.25%
June 8, 2026	5.00%	June 30, 2026	$612,378	25,076,907	5.00%	13.30%
September 4, 2026	5.00%	September 30, 2026	$603,151	24,668,750	5.00%	11.44%
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts not inclusive of Early Repurchase Deduction.
(3)For each of the first three quarters of 2026, we received shareholder repurchase requests that exceeded our offer to repurchase up to 5% of our outstanding shares with respect to such quarter.

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

Borrowings

As of September 30, 2026 and December 31, 2025, we had an aggregate principal committed amount of debt of $17,617.0 million and $16,182.0 million, respectively, of which $10,949.8 million and $12,989.7 million, respectively, was outstanding.

A summary of our contractual payment obligations under our Credit Facilities, Unsecured Notes and CLO Debt as of September 30, 2026, is as follows:

	September 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facilities	$1,607,801	$—	$—	$1,097,801	$510,000
Unsecured Notes	6,154,000	475,000	3,179,000	2,000,000	500,000
CLO Debt	3,188,000	—	—	—	3,188,000
Total	$10,949,801	$475,000	$3,179,000	$3,097,801	$4,198,000

For additional information on our debt obligations see “Note 7. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio may require us to provide funding when requested by portfolio companies in accordance with underlying agreements. As of September 30, 2026 and December 31, 2025, we had unfunded investment commitments with an aggregate principal amount of $2,248.6 million and $3,421.9 million, respectively.

Other Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, $305.1 million and $325.2 million, respectively, of unfunded commitments remained from the Company in relation to capital commitments to ULTRA III. Such amount is subject to the approval of each joint venture member.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending or threatened litigation.

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

We have investments in joint ventures that have been considered controlled/affiliated companies, including HLEND Societas JV. From time to time, we may sell investments to HLEND Societas JV. For additional information, see “Note 11. Joint Ventures” to the consolidated financial statements.

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

As of September 30, 2026, 98.7% of our performing debt and other income producing investments (excluding investments in joint ventures) at fair value were at floating rates. Additionally, we entered into interest rate swaps with certain of our Unsecured Notes in order to align the interest rates of our liabilities with our investment portfolio. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates

(considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$653,685	$(325,809)	$327,876
Up 200 basis points	$435,790	$(217,206)	$218,584
Up 100 basis points	$217,895	$(108,603)	$109,292
Down 100 basis points	$(217,457)	$108,603	$(108,854)
Down 200 basis points	$(434,032)	$217,206	$(216,826)
Down 300 basis points	$(646,575)	$325,809	$(320,766)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025 as well as the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2026 to the risk factors set forth in “Risk Factors” of the Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 20, 2026.

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

The following table sets forth information regarding repurchases of our common shares during the nine months ended September 30, 2026:

Offer Date	Repurchase Request Deadline	Purchase Price per Share	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased
February 3, 2026	March 4, 2026	$24.79	24,646,802	5.00%
May 11, 2026	June 8, 2026	$24.42	25,076,907	5.00%
August 10, 2026	September 4, 2026	$24.45	24,668,750	5.00%

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Section 13(r)

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airports Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Seventh Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K (File No. 814-01431), filed on November 27, 2024).

10.1
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated August 4, 2026, by and among HPS Corporate Lending Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01431), filed on August 5, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Corporate Lending Fund

November 13, 2026	/s/ Michael Patterson
Michael Patterson
Chief Executive Officer

November 13, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer